Form 10-K405/A
period 1994-12-31
GEOTEK COMMUNICATIONS INC
filed 1995-05-02
CIK 844843

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-K/A
(Mark One)

[X] Amendment No. 1 to Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required] for the transition period from _______ to ______

Commission file number 0-17581

                          GEOTEK COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its charter)

        Delaware                                     22-2358635
(State of Incorporation)                  (I.R.S. Employer Identification No.)

  20 Craig Road, Montvale, New Jersey                                07645
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (201) 930-9305

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 Par Value
                               (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment
to this Form 10-K.   [X]

     As of March 28, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $349,281,269.

     As of March 1, 1995, the number of outstanding shares of the Registrant's Common Stock was approximately 51,094,677.

     The undersigned Registrant hereby amends Part III of its Annual Report on

Form 10-K for the fiscal year ended December 31, 1994 as set forth in the pages attached hereto.
================================================================================
                                 Page   1   of
                  Exhibit Index Appears on Page _____ Hereof.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The directors, executive officers and key employees of the Corporation are:

      Name                  Age               Position
      ----                  ---               --------
Winston J. Churchill . . .   54     Chairman of the Board and Director
Yaron I. Eitan . . . . . .   38     President, Chief Executive Officer and
                                    Director
George Calhoun . . . . . .   42     President-Wireless Communications Group
                                    and Director
Yoram Bibring  . . . . . .   37     Executive Vice President, Chief Operating
                                    Officer and Chief Financial Officer
John Egidio  . . . . . . .   46     Senior Vice President, Operations
Oliver Hilsenrath  . . . .   37     Senior Vice President, Technology
William A. Opet  . . . . .   38     Senior Vice President, Marketing and Sales
Andrew Robb  . . . . . . .   52     Managing Director, European Operations
Andrew Siegel  . . . . . .   29     General Counsel and Secretary
Walter E. Auch . . . . . .   74     Director
Purnendu Chatterjee  . . .   45     Director
Haynes G. Griffin  . . . .   48     Director
Richard Krants . . . . . .   51     Director
Richard T. Liebhaber . . .   60     Director
Haim Rosen . . . . . . . .   59     Director
Kevin Sharer . . . . . . .   47     Director
William Spier  . . . . . .   59     Director

- ------------
     Mr. Churchill has served as Chairman of the Board and as a director of the Company since 1991. He is a principal of CIP Capital Management, Inc., a private investment firm formed in 1989. Prior to 1989, Mr. Churchill practiced law and served as Chairman of the Banking and Financial Institutions Department and the Finance Committee of Saul, Ewing, Remick & Saul, Philadelphia, PA, for approximately 16 years.

     Mr. Eitan has served as President, Chief Executive Officer and a director of the Company since March 1989. He is also Chairman of the Board of Bogen Corporation and a director of PowerSpectrum Technology, Ltd., GMSI, Inc. and National Band Three Limited ("NB3"), subsidiaries of the Corporation. Mr. Eitan served as a director of Patlex Corporation from 1985 until February 1989, during which time he served as President of Patlex from November 1987 to June 1988 and Executive Vice President of Patlex from July 1987 to November 1987 and from June 1988 to February 1989.

     Mr. Calhoun was appointed a director of the Company in July 1993 when he became President of the Company's wireless communications group. Mr. Calhoun joined the Company in June 1992 as President, Chief Operating Officer and a director of PowerSpectrum, Inc., a wholly owned subsidiary of the Company ("PowerSpectrum"). He is also a director of NB3. Prior to June 1992, Mr. Calhoun served as General Manager of the Intellectual Property Licensing Division of International Mobile Machines Corporation, a corporation co-founded by Mr. Calhoun and engaged in the development of digital radio technology.

     Mr. Bibring joined the Company as Chief Financial Officer in April 1991. He has served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Company since June 1993. He also served as Vice President of Aryt from December 1990 to April 1992. From November 1986 to January 1990, Mr. Bibring was a Senior Auditor at Shachak & Company, a public accounting firm in Israel.

     Mr. Egidio became Senior Vice President of the Company in October 1993. From August 1991 to October 1992, he was President and Chief Executive Officer of Metagram America. From February 1985 to April 1990, Mr. Egidio was President and Chief Executive Officer of Metromedia Paging, a subsidiary of Southwestern Bell.

     Mr. Hilsenrath has served as Senior Vice President of the Company since 1992. From 1990 to 1992, he was employed by the Aydin Vector division of Aydin Corporation, a defense electronics and communications company, serving as Engineering Manager from 1990 to 1991. Prior to 1990, Mr. Hilsenrath was employed by the Communication Directorate of Rafael from 1983 to 1990, where he served as Chief Research and Development Engineer.

     Mr. Opet was appointed Vice President of Marketing for the Company in April 1994. From June 1990 to March 1994, he served as Vice President of Marketing for LIN Broadcasting ("LIN"), Kirkland, Washington, a 52% owned subsidiary of McCaw Cellular, where he worked extensively on the introduction of digital cellular systems. Prior thereto, Mr. Opet was Vice President of Marketing and Sales for LIN's Philadelphia cellular operations from May 1986 to June 1990.

     Mr. Robb was appointed as Managing Director for the Company's European Operations during 1994. He had served as Managing Director of NB3 and one of its predecessor companies for more than five years. Prior to January 1987, Mr. Robb served as Sales Director of the Communications Group of Motorola in the United Kingdom for approximately four years.

     Mr. Siegel has served as General Counsel and Secretary of the Company since March 1993. From January 1990 to March 1993, he practiced law with Skadden, Arps, Slate, Meagher & Flom, New York, New York.

     Mr. Auch has served as a director of the Company since 1989. He also currently serves as a director of Fort Dearborn Funds, Raymond James Financial, Shearson VIP Fund, Shearson Advisors Fund, Banyan Funds, Pinco Advisors, L.P., Brinson Funds, Nicholas/Applegate and Express America Corp. Mr. Auch was the Chairman and Chief Executive Officer of the Chicago Board Options Exchange from 1979 until 1986.


     Mr. Chatterjee was appointed a director of the Company in December 1993.
He has served as President of S-C Rig Co., the general partner of S-C Rig Investments-III, L.P. and President of Chatterjee Fund Management, L.P. since 1990. Mr. Chatterjee has also been a financial advisor to Soros Fund Management, the principal advisor to Quantum Fund (founded by Mr. George Soros) since 1986. Mr. Chatterjee is also a director of APC Corporation, Beall Technologies, Inc., Falcoln Drilling Company, Inc., The Indigo Group, Premiere Microwave Corporation and R.V.I. Guaranty Co., Ltd.

     Mr. Griffin was appointed a director of the Company in February 1994. He is a co-founder of Vanguard and has served as President and Chief Executive Officer of Vanguard since 1984. In 1993, Mr. Griffin was appointed to the United States Advisory Council on the National Information Infrastructure. Mr. Griffin is also a director of Piedmont Management Company, Inc., a diversified financial service holding company.

     Mr. Krants was appointed to the Board of Directors in January 1994 upon the closing of the Corporation's acquisition of Metro Net Systems, Inc. ("Metro Net"). Prior to the acquisition of Metro Net, Mr. Krants was the President and the Chief Executive Officer of Metro Net since October 1990. Mr. Krants was also the Vice President of Famous Make Communications, Inc. until October 1993 and is currently the Vice President of Mobile Message Service of N.Y., Inc.

     Mr. Liebhaber was appointed to the Board of Directors in April 1995. In December 1994, Mr. Liebhaber retired from MCI Communications Corp. ("MCI"), where he was employed for more than five years. At MCI, Mr. Liebhaber most recently held the position of Chief Strategy and Technology Officer.

     Mr. Rosen has served as a director of the Company since 1993. Mr. Rosen has served as Vice President of Tadiran, Ltd., an Israeli manufacturer of telecommunications equipment, systems and software, and as President of Tadiran Communications, Inc., a wholly owned subsidiary of Tadiran, Ltd., since 1981.

     Mr. Sharer has served as a director of the Company since May 1994. Mr. Sharer is currently the President and Chief Operating Officer of Amgen, Inc., a leading biotechnology company, positions he has held since October 1992. From April 1989 to October 1992, Mr. Sharer was employed by MCI Communications Corp., where he most recently served as Executive Vice President and President of Business Markets Division.

     Mr. Spier has served as a director of the Company since 1991. He is currently the Chairman of the Board and a director of each of Desoto Corp. a detergent manufacturer, and Video Lottery Technologies. From 1987 to 1990, Mr. Spier was Chairman of the Board and director of USI Ventures, Inc.

     During the past five years, none of the directors of the Company has been:
(a) convicted in a criminal proceeding; or (b) a party to any civil proceeding as a result of which either has been subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, federal or state securities laws, or finding any violation with respect to such laws. On January 13, 1993, the Securities and Exchange Commission (the "SEC") filed a civil complaint in the United States District

Court for the District of Massachusetts against certain defendants, including Mr. Chatterjee, wherein the Commission alleged that Mr. Chatterjee engaged in conduct in violation of, or aided and abetted certain alleged violations of, Sections 10(b) and 14(e) of the Exchange Act and certain rules promulgated thereunder. Mr. Chatterjee settled the SEC's action on the same date it was filed without admitting or denying the allegations of the complaint. Mr. Chatterjee consented to the entry of a Final Judgment restraining and enjoining him from, inter alia, violating, or aiding and abetting violations of, Sections 10(b) and 14(e) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. Mr. Chatterjee also agreed to pay a civil penalty of $643,855.

Item 11.  Executive Compensation.

Executive Officers.

     The following table sets forth all cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Corporation and the other executive officers required to be reported pursuant to Item 402(a)(3) of Regulation S-K promulgated under the Exchange Act for all services performed by such executive officers for the Corporation or its affiliates, whether paid by the Company, its affiliates or a third party. Except as set forth herein, none of the named executive officers received during the last three fiscal years any prerequisites or other personal benefits, securities or property which had an aggregate value of greater than the lower of $50,000 or 10% of the total salary and bonus reported for such executive officer.

                             SUMMARY COMPENSATION TABLE
                                                                  Long Term
                                       Annual Compensation       Compensation
                                      ----------------------     ------------
                                                                  Securities
   Name & Principal                                               Underlying         All other
       Position            Year       Salary           Bonus      Options(1)        Compensation
       --------            ----       ------           -----      ----------        ------------
Yaron I. Eitan             1994      $224,025        $125,000       960,000           $36,919(2)
President and Chief        1993       224,642         225,000        10,000            39,240(2)
Executive Officer          1992       171,095            -          710,000            28,712(2)

George Calhoun             1994       173,543          35,000        10,000                -
President-Wireless         1993       149,994          50,000        10,000             1,415(3)
Technology Division        1992        73,183            -             -                   -

Yoram Bibring              1994       131,910          35,000          -                8,557(4)
Executive Vice             1993       119,260          50,000        65,000             9,333(4)
President,                 1992        94,023            -             -                8,235(4)
Chief Operating
Officer
and Chief Financial
Officer

John Egidio(5)             1994       121,563          30,000        20,000                -
Senior Vice                1993        26,520             -          40,000                -
President,Operations

Andrew Siegel(6)           1994       117,506          25,000        15,000             2,019(7)
General Counsel            1993        89,088          25,000        60,000               759(7)
and Secretary

- ------------


(1) In addition to the options reported hereunder, Mr. Eitan, Mr. Calhoun and Mr. Bibring received options to purchase 207,295, 246,780 and 49,356 shares of Common Stock, respectively, in connection with the merger of PowerSpectrum into a wholly-owned subsidiary of the Corporation in 1992. The exercise price for such options is $.061 per share. These options were granted pursuant to the Plan of Merger in exchange for PowerSpectrum options which had been previously awarded to these executive officers.

(2) Consists of life and disability insurance premiums paid by the Corporation for Mr. Eitan aggregating $28,960 and $3,699, respectively, in 1994, $31,292 and $3,451 in 1993 and $500 and $4,212 in 1992; contributions by the Corporation to the Corporation's 401(k) plan on behalf to Mr. Eitan of $4,260 in 1994 and $4,497 in 1993 and compensation for unused vacation days of $24,000 accrued in 1992.

(3) Consists of life insurance premiums paid by the Corporation for Mr. Calhoun of $204 in 1993 and contributions by the Corporation to the Corporation's 401(k) plan on behalf of Mr. Calhoun of $1,211 in 1993.

(4) Consists of life and disability insurance premiums paid by the Corporation for Mr. Bibring aggregating $6,500 and $2,057, respectively, in 1994, $7,417 and $1,916 in 1993 and $6,500 and $1,735 in 1992.

(5) Mr. Egidio joined the Corporation in October 1993.

(6) Mr. Siegel joined the Corporation in March 1993.

(7) Consists of contributions by the Corporation to the Corporation's 401(k) plan on behalf of Mr. Siegel.

Options and Stock Appreciation Rights

     The following tables contain information concerning option grants to, and option exercises by, the executive officers named in the Summary Compensation Table during fiscal 1994 and the value of the options held by such persons at the end of fiscal 1994. No Stock Appreciation Rights ("SARs") were granted or exercised during fiscal 1994.

                                                  OPTION GRANTS IN LAST FISCAL YEAR

                                                                                       Potential Realizable Value at
                                                                                       Assumed Annual Rates of Stock
                                                                                       Appreciation for Option Term(1)
                                                                                      --------------------------------
                           Number
                             of
                       Securities         % of Total
                         Underlying    Options Granted   Exercise or
                          Options        to Employees     Base Price      Expiration
    Name                Granted (#)     In Fiscal Year      ($/Sh)           Date            5%($)          10%($)
    ----                -----------     --------------      ------           ----            -----          ------
Yaron I. Eitan            10,000(3)         0.6%            $10.50      Sept. 12, 2004    $   66,000     $   167,300
                         200,000(3)        13.0              13.87      Feb. 4, 2004       1,744,000       4,420,000
                         225,000(4)        14.6               8.00      Dec. 7, 2004       1,131,750       2,868,750
                         250,000(5)        16.2              10.00      Dec. 7, 2004       1,572,500       3,985,000
                         275,000(6)        17.8              14.00      Dec. 7, 2004       2,420,000       6,135,250

George Calhoun            10,000(3)         0.6              10.50      Sept. 12, 2004        66,000         167,300

Yoram Bibring                -              -                  -               -                 -              -

John Egidio               20,000(7)         1.2              11.00      Aug. 10, 2004        138,400         350,600

Andrew Siegel             15,000(8)         1.0               8.50      April 1, 2004         80,250         203,250

- ------------
(1) In accordance with the rules of the Commission, "Potential Realizable Value" has been calculated assuming an aggregate ten-year appreciation of the fair market value of the

    Corporation's Common Stock on the date of grant, at annual compounded rates of 5% and 10%, respectively.

(2) The exercise price of each option reported hereunder was equal to or greater than the fair market value of the Corporation's Common Stock on the date such option was granted.

(3) These options were immediately exercisable when granted.


(4) These options become exercisable on December 7, 1995.

(5) These options become exercisable on December 7, 1996.

(6) These options become exercisable on December 7, 1997.

(7) These options became exercisable with respect to 6,667 shares in October 1994. The remainder of the options become exercisable in equal installments in October of 1995 and 1996.

(8) These options become exercisable in equal installments on each of the first two anniversaries after the date of grant.

                   AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                         Number of Securities        Value of Unexercised
                                                        Underlying Unexercised           In-the-Money
                                                         Options at FY-End (#)      Options at FY-End ($)
                       Shares Acquired      Value         (Exercisable/Unex-          (Exercisable/Unex-
Name                   on Exercise (#)   Realized($)          erciseable)                erciseable)
- ----                   ---------------   -----------      ------------------          ------------------
Yaron Eitan                  -                 -          1,220,295/850,000          $6,385,946/$579,750
George Calhoun               -                 -            366,780/      0           2,593,476/       0
Yoram Bibring                -                 -            144,355/ 40,000             955,185/ 105,200
John Egidio                  -                 -             20,000/ 40,000               7,600/  15,200
Andrew Siegel                -                 -            47,500/  27,500             146,175/  73,575

- ------------
(1) Value based on market value of the Corporation's Common Stock on December 31, 1994, or $8.625 per share, minus the exercise price.

Employment Agreements and Other Matters

     In March 1995, the Corporation and Mr. Churchill entered into an agreement pursuant to which Mr. Churchill agreed to serve as the Chairman of the Board of the Corporation through March 31, 1998. Under the agreement, Mr. Churchill is paid compensation of $50,000 per year and is eligible to receive bonuses at the discretion of the Compensation Committee. In addition, Mr. Churchill was granted options to purchase 250,000 shares of the Company's Common Stock at prices ranging from $8.00 to $14.00 per share. The options were immediately exercisable with respect to 83,333 shares and become exercisable with respect to 83,334 shares on each of March 31, 1996 and March 31, 1997.

     During 1994, Mr. Eitan served as the President and Chief Executive Officer of the Corporation pursuant to an employment agreement which expired on March 31, 1995. Under such agreement, Mr. Eitan was paid a base salary of $225,000 per year pursuant to such agreement, subject to such adjustment in future years as was agreed upon by the Committee and Mr. Eitan. Mr. Eitan's agreement did not specify the circumstances under which such base salary may be adjusted and there was no maximum limit on the amount of such adjustments. Mr. Eitan was also entitled to receive an annual cash bonus in an amount equal to three percent of the Corporation's consolidated pre-tax income for each fiscal year in which such agreement is in effect, as certified by the Corporation's independent accountants. Mr. Eitan was also eligible to receive such additional bonuses (including stock grant awards and options) as was determined by the Committee, whose determination was not required to be based on specific performance goals. The Compensation Committee of the Board of Directors awarded Mr. Eitan a bonus of $125,000 for the fiscal year ended December 31, 1994. Presently, Mr. Eitan serves as the President and Chief Executive Officer of the Corporation pursuant to a new employment agreement which expires on March 31, 1998. Under such Agreement, Mr. Eitan will be paid a base salary of $250,000 during the first year thereof, $275,000 per year during the second year thereof and $320,000 per year during the third year thereof. Mr. Eitan is also entitled to receive such additional bonuses as shall be determined by the Compensation Committee in its sole discretion. Mr. Eitan was also granted options to purchase an aggregate of 750,000 shares of the corporation's common stock. See "Proposal III - New Plan Benefits".

     Pursuant to both Mr. Eitan's past and present agreements, the Corporation provides Mr. Eitan with health, accident and individual disability insurance as well as a life insurance policy with benefits aggregating $1,500,000, with the beneficiaries thereunder to be named by him. Mr. Eitan is also to be reimbursed for out-of-pocket expenses incurred in connection with the performance of his duties. Mr. Eitan also receives the use of an automobile supplied by the Corporation, of value and quality acceptable to him. The Corporation is responsible for all expenses and maintenance costs attributed thereto as well as for the costs of insuring such vehicle. There is no specific limit in Mr. Eitan's agreement as to the amount to be expended by the Corporation for the use and maintenance of such automobile.

     Mr. Eitan is bound by his employment agreement to treat confidentially all proprietary information learned by him during the course of his employment with the Corporation for the term of the agreement and for three years thereafter. Mr. Eitan has also agreed to refrain from competing, in any state of the United States or in Israel, with the Corporation or any of its subsidiaries during the term of the agreement and for a period of three years thereafter. He has also agreed to refrain from soliciting the Corporation's employees or officers following the termination of his employment.

     The Corporation has also agreed to use its best efforts to have Mr. Eitan elected as a member of the Board of Directors of the Corporation during the term of his employment agreement.

     George Calhoun serves as the President of the Corporation's Wireless Communications Group pursuant to an employment agreement, dated June 9, 1992. The term of such agreement extends to June 9, 1996. Mr. Calhoun is presently paid a base salary at the rate of $175,000 per year, subject to annual adjustments. Mr. Calhoun is entitled to receive all employee benefits offered to senior executives and key management employees, including without limitation, disability insurance, hospitalization insurance, major medical insurance, medical reimbursement, survivor income, life insurance and any other benefit plan or arrangement. Mr. Calhoun is entitled to be reimbursed for all out-of-pocket expenses reasonably and necessarily incurred in the performance of his duties. Mr. Calhoun also receives the use of an automobile and an allowance to cover all expenses and maintenance costs attributed thereto, as well as the cost of insuring such vehicle.

     During 1994, the Corporation entered into one year employment agreements with each of Yoram Bibring, John Egidio, William Opet and Andrew Siegel. The term of each of these agreements is automatically extended for an additional year unless the Corporation or the respective executive officer provides the other sixty days' advance notice of its or his desire to terminate the employment relationship. Pursuant to these agreements, the Corporation is obligated to pay each of these executives a base salary at least equal to the base salary such executive received during 1994. The actual compensation payable to each of these executives shall be determined by the Compensation Committee. These executives are also eligible to receive annual bonuses in amounts determined by the Compensation Committee based upon such executive's performance and the operating results and financial condition of the Corporation. In addition, the executives are entitled to participate in all employee benefit plans and arrangements which are generally available to the Corporation's executive officers.

     The Corporation may terminate the employment agreement with any of Messrs. Bibring, Egidio, Opet or Siegel for "cause" (as defined in the respective employment agreements) or in the event of the death or incapacity of such executive. In the event the Corporation terminates Mr. Bibring, Egidio, Opet or Siegel for another reason, such executive will generally be entitled to six months salary, in the case of Mr. Bibring and Opet, or ninety days salary in the case of Mr. Egidio and Siegel. Upon certain "changes of control" (as defined in the respective employment agreements) of the Corporation, each of Mr. Bibring and Siegel will be entitled to an amount equal to six times his respective average monthly compensation for the twelve month period preceding the change of control plus an amount sufficient to reimburse such officer for tax liabilities incurred as a result of such change of control payments. In addition, all stock options granted to Mr. Bibring, Mr. Siegel and Mr. Opet will vest upon certain changes of control.

Directors.

     Mr. Churchill is paid $50,000 per year for serving as Chairman of the Board of Directors. All other directors receive only options as compensation for acting as directors of the Corporation. During 1994, each director (including Mr. Churchill) of the Corporation received 10,000 options with an exercise price equal to the fair market value of the Corporation's Common Stock on the date of grant. The grant of such options are subject to the approval of the Corporation's stockholders at the Corporation's annual meeting scheduled for June 22, 1995 of a proposed amendment to the Corporation's 1989 Stock Option Plan to increase the number of shares of Common Stock issuable under such stock option plan. Employee directors do not receive any additional compensation for serving as directors of the Corporation. Directors are reimbursed for expenses related to their attendance at Board of Directors meetings. If the proposed amendments to the Corporation's 1989 Stock Option Plan are approved at the Annual Meeting, non-employee directors will receive 10,000 options per year for serving as directors of the Corporation. All options granted to directors expire ten years from the date of grant.

Compensation Committee Interlocks and Insider Participation.

     Compensation decisions with respect to the Corporation's executive officers are made by the Compensation Committee of the Board of Directors. Decisions with respect to option grants to executive officers are made by the Rule 16b-3 Committee of the Board of Directors. The Compensation Committee consists of Messrs. Auch, Churchill, Eitan and Griffin. Mr. Churchill is the Corporation's Chairman and Mr. Eitan is the Corporation's President and Chief

Executive Officer.  The Rule 16b-3 Committee consists of Messrs. Auch and
Griffin.

     In August 1991, the Board of Directors of the Corporation approved an arrangement with Yaron Eitan in connection with the relocation of his permanent residence from the Philadelphia, PA area (the former site of the Corporation's headquarters) to the Ramsey, NJ area (the site of the Corporation's new headquarters at that time), pursuant to which, among other things, Mr. Eitan received a three year $25,000 loan from the Corporation. This loan accrued interest at a rate of 8% and was repaid during 1994.

     In October 1992, Yaron Eitan purchased from the Corporation 100,000 shares of Common Stock and 100,000 warrants to purchase Common Stock, at an exercise price of $3.10 per share, for an aggregate purchase price of $185,000. Of such purchase price, $30,000 was paid in cash and the remainder was loaned by the Corporation to Mr. Eitan at an interest rate of prime plus 1%, to be paid within 12 months of the date of purchase. The term of this loan has been extended to October 1995. The outstanding balance of this loan (including accrued interest) on December 31, 1994 was $180,654.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding beneficial ownership (as determined in accordance with Rule 13d-3 promulgated under the Exchange Act) of the Corporation's Common Stock, Series H Cumulative Preferred Stock ("Series H Stock") and Series I Cumulative Preferred Stock ("Series I Stock") as of April 25, 1995, for (a) directors and executive officers of the Corporation, (b) all directors and executive officers of the Corporation, as a group, and (c) each person who is known by the Corporation to own beneficially 5% or more of the Corporation's Common Stock. No director or executive officer of the Corporation beneficially owns any of the Corporation's Series E Preferred Stock or Series K Cumulative Preferred Stock. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares of Common Stock listed next to such person's name.

                                                                Total
                                                              Number of     Percentage     Percentage      Percentage
                                                              Shares of     of Class of    of Class of     of Class of
                                                               Common         Common         Series H       Series I
Directors, Nominees                                            Stock           Stock          Stock           Stock
and Executive                           Series    Series    Beneficially   Beneficially    Beneficially    Beneficially
Officers                   Common         H         I         Owned(1)       Owned(2)         Owned           Owned
- --------                   ------       ------    ------      --------       --------         -----           -----
Walter E. Auch(3)           21,891           0         0        96,891            *               0              0
Yoram Bibring(4)            78,356           0         0       222,711            *               0              0
George Calhoun(5)          265,161           0         0       631,941          1.22%             0              0
Purnendu Chatterjee(6)           0     444,445        20     5,505,514          9.67%           100%           100%
Winston Churchill(7)     1,023,330           0         0     1,044,130          2.03%             0              0
John Egidio(8)                   0           0         0        20,000            *               0              0
Yaron Eitan(9)             393,170           0         0     1,613,465          3.07%             0              0
Haynes G. Griffin(10)    2,800,000           0         0    12,810,000         20.86%             0              0
Oliver Hilsenrath(11)       10,000           0         0        44,678            *               0              0
Richard Krants(12)         474,873           0         0       522,373          1.02%             0              0
Richard T. Liebhaber             0           0         0             0             0%             0              0
Haim Rosen(13)           1,200,000           0         0     1,220,000          2.37%             0              0
Kevin W. Sharer(8)               0           0         0        10,000            *               0              0
Andrew Siegel(12)              400           0         0        47,900            *               0              0
William Spier(14)          696,353           0         0       716,353          1.39%             0              0

All directors and
executive                6,963,534     444,445        20    24,505,956         35.54%           100%           100%
officers as a group
(15 persons)(15)

Other Beneficial
Owners
S-C Rig Investments-
III, L.P.(16)                    0     444,445        20     5,295,514          9.34%           100%           100%
Vanguard Cellular
Systems, Inc.(17)        2,800,000           0         0    12,800,000         20.85%             0%             0%


- ------------
* Less than 1%

(1) The Series H Stock is, under certain circumstances, convertible into Common Stock by dividing (i) the sum of the $90.00 per share stated value and any dividend arrearages by (ii) $9.00 per share (as adjusted from time to time for certain events of dilution). As of April 25, 1995, each share of Series H Stock was convertible into ten shares of Common Stock. The Series I Stock is, under certain circumstances, convertible into Common Stock by dividing (x) the sum of $500,000 per share stated value and any dividend arrearages by (y) $11.75 per share (as adjusted from time to time for certain events of dilution). As of April 25, 1995, the Series I Stock was convertible into 42,553 shares of Common Stock. The number of shares indicated in each column refer only to issued and outstanding shares of such class or series.

(2) The percentage column represents the percentage of Common Stock beneficially owned, calculated in accordance with the Exchange Act, whether presently issued and outstanding or reserved for issuance pursuant to conversion or exercise of acquisition rights.

(3)  Mr. Auch currently holds 75,000 options which are immediately exercisable.

(4) Mr. Bibring currently holds 94,999 options which are immediately exercisable and warrants to acquire an additional 49,356 shares of Common Stock.

(5) Mr. Calhoun currently holds warrants to acquire up to 346,780 shares of Common Stock and 20,000 options which are immediately exercisable.

(6) Dr. Chatterjee is an affiliate of S-C Rig and, as such, may be deemed to beneficially own those securities held by S-C Rig. S-C Rig is the record owner of 444,445 shares of

     Series H Stock and 20 shares of Series I Stock, convertible in accordance with the Certificate of Designation for such series into 4,444,450 shares of Common Stock and 851,064 shares of Common Stock, respectively. Dr. Chatterjee is also deemed to beneficially own options to purchase 200,000 shares held by one of his affiliates, XTEC International, Inc. Dr. Chatterjee also holds 10,000 options which are immediately exercisable. Mr. Chatterjee's address is 888 7th Avenue, Suite 3300, New York, New York 10106.

(7) Mr. Churchill is principal of CIP Capital Management, Inc., the general partner of CIP Capital, L.P. ("CIP"), and, as such, may be deemed to beneficially own those securities held by CIP. CIP is the record holder of 636,836 shares of Common Stock and 10,800 options. Mr. Churchill also holds 10,000 options which are immediately exercisable. Does not include 155,134 shares of Common Stock held by a trust for the benefit of Mr. Churchill's son of which shares Mr. Churchill disclaims beneficial ownership.


(8)  Consists of shares issuable upon options which are currently exercisable.

(9) Mr. Eitan currently holds 905,000 options which are immediately exercisable. He also holds other warrants to purchase an aggregate of 315,295 shares of Common Stock.

(10) Mr. Griffin is President of Vanguard and, as such, may be deemed to beneficially own these securities held by Vanguard. Vanguard is the record owner of the 2,800,000 shares of Common Stock indicated. Vanguard also holds options to acquire up to an additional 10,000,000 shares of Common Stock. See Note (13) below and "Certain Relationships and Related Transactions." Mr. Griffin also holds 10,000 options which are immediately exercisable. Mr. Griffin's address is 2002 Pisgah Church Road, Suite 300, Greensboro, North Carolina 27408.

(11) Mr. Hilsenrath currently holds 10,000 options which are immediately exercisable and warrants to acquire an additional 24,678 shares of Common Stock.

(12) Includes 47,500 options which are immediately exercisable.

(13) Mr. Rosen is Vice-President of Tadiran, Ltd. ("Tadiran") and, as such, may be deemed to beneficially own those securities held by Tadiran. Tadiran is the record owner of the 1,200,000 shares of Common Stock indicated. Mr. Rosen also holds 20,000 options which are immediately exercisable.

(14) Mr. Spier currently holds 20,000 options which are immediately exercisable.

(15) Includes 17,542,422 shares of Common Stock issuable upon the conversion of Series H Stock and Series I Stock and the exercise of currently exercisable warrants and options.

(16) S-C Rig holds 444,445 shares of Series H Stock and 20 shares of Series I Stock, convertible in accordance with the Certificate of Designation of such series into 4,444,450 shares of Common Stock and 851,060 shares of Common Stock, respectively.

(17) In addition to the shares of Common Stock indicated, Vanguard holds options to acquire up to an additional 10,000,000 shares of Common Stock. However, the Corporation and Vanguard have entered into an agreement in principle pursuant to which Vanguard will purchase 531,462.5 shares of Series L Stock, with each share of Series L Stock convertible into one share of Common Stock, and the number of shares of Common Stock issuable upon exercise of options held by Vanguard will decrease to 5,285,714 shares.
     See "Certain Relationships and Related Transactions."

Item 13.  Certain Relationships and related transactions

     Set forth below is a description concerning transactions which may not otherwise be described herein by and between the Corporation and/or its affiliates and other persons or entities affiliated with the Corporation or its affiliates. The Corporation is of the view that each of such transactions was on terms no less favorable to the Corporation than would otherwise have been available to the Corporation in transactions with unaffiliated third parties, if available at all.

     In February 1992, George Calhoun purchased from the Corporation 100,000 shares of Common Stock and 100,000 warrants to purchase Common Stock, at an exercise price of $3.10 per share, for an aggregate purchase price of $185,000. Of such purchase price, $35,000 was paid in cash and the remainder was loaned by the Corporation to Mr. Calhoun at an interest rate of 7%. The largest amount of indebtedness owed by Mr. Calhoun to the Corporation during 1994 pursuant to this loan was $150,000. Mr. Calhoun repaid this loan in 1994.

     On December 15, 1993, the Corporation sold 444,445 shares of Series H Stock to S-C Rig, an entity affiliated with Messrs. George Soros and Purnendu Chatterjee, a director of the Corporation, for an aggregate consideration of $40,050,000. In connection with this transaction, the Corporation entered into a consulting agreement with Valcoflex Management Co. an affiliate of S-C Rig ("Valcoflex"), pursuant to which Valcoflex will provide certain advisory services for a fee of $25,000 per month. The agreement terminates on the earlier to occur of December 15, 2000 and such date that S-C Rig or one of its affiliates no longer beneficially owns 50% of the shares of the Common Stock into which the Series H Stock converts (calculated on a fully diluted basis).

     On January 27, 1994, pursuant to an Agreement and Plan of Merger (the "Metro Net Agreement") with Metro Net Systems, Inc. ("Metro Net") and Metro Net's shareholders dated December 9, 1993, the Corporation issued 3,112,500 shares of Common Stock to the shareholders of Metro Net upon the merger of Metro Net into a newly formed wholly-owned subsidiary of the Corporation (the "Merger"). Pursuant to the terms of the Metro Net Agreement, Richard Krants, the President and Chief Executive Officer of Metro Net prior to the transaction, was appointed to the Corporation's Board of Directors at the effective time of the Merger. In connection with this transaction, the Corporation entered into a consulting agreement with Mr. Krants pursuant to which he agreed to provide consulting services related to the management and construction of the Corporation's Specialized Mobile Radio networks in exchange for annual consideration of $75,000 and an option to purchase 75,000 shares of Common Stock at a price of $9.50 per share vesting over three years. This consulting agreement is scheduled to terminate in December 1995.

     On February 23, 1994, pursuant to a Stock Purchase Agreement (the "Purchase Agreement") between the Corporation and Vanguard dated December 29, 1993, the Corporation sold 2.5 million shares of Common Stock to Vanguard for a total of $30 million. Vanguard was also granted the right to invest up to an additional $167 million in a series of related non-transferable options (together, the "Options") to purchase additional shares of Common Stock at prices ranging from $15.00 to $18.00 per share over an approximately 48-month period following the Initial Investment.

     Pursuant to the Purchase Agreement, Vanguard nominated Haynes G. Griffin, the President and Chief Executive Officer of Vanguard, to the Board of Directors of the Corporation. In certain circumstances, Vanguard will have the right to elect one or more additional directors.


     Vanguard was granted certain registration rights with respect to the shares of Common Stock which it purchased and the shares of Common Stock issuable upon exercise of the Options. In addition, Vanguard was granted preemptive rights to purchase any voting securities of the Corporation, at the same price and same terms as the Corporation may offer to third parties, in an amount sufficient to maintain Vanguard's percentage interest in the voting securities of the Corporation on a fully diluted basis.

     Vanguard has agreed not to acquire securities of the Corporation prior to February 23, 1996 without approval of a majority of the Corporation's Board of Directors if such acquisition would result in Vanguard holding in excess of 20.1% of the outstanding voting securities of the Corporation on a fully diluted basis, provided, however, that Vanguard may acquire not more than an additional 5% of the outstanding voting securities of the Corporation on a fully diluted basis without approval of the Corporation's Board of Directors if all unexpired Options are out-of-the-money. Additionally, the Corporation shall have the right of first offer, prior to February 23,

1998, on any proposed sale of the shares of Common Stock held by Vanguard if such sale is in an amount equal to or greater than 10% of the Corporation's outstanding Common Stock.

     The Corporation also entered into a five-year management consulting agreement with Vanguard, pursuant to which Vanguard provides operational and marketing support to the Corporation for an aggregate of 1.5 million shares of Common Stock. In February 1995, the Corporation issued 300,000 shares of Common Stock to Vanguard pursuant to this agreement. Such agreement will terminate, and the compensation paid thereunder shall cease, upon Vanguard's failure to exercise any of the Options.

     In April 1995, Vanguard agreed to purchase 531,462.5 shares of a newly created series of the Corporation's preferred stock (the "Series L Stock") for an aggregate purchase price of $5 million. This transaction was entered into at the same time that Toronto Dominion Investments, Inc. ("TDI"), an entity not affiliated with the Corporation or Vanguard, also agreed to purchase 531,462.5 shares of Series L Stock for the same purchase price. Each share of Series L Stock will be convertible into one share of Common Stock. Each share of Series L Stock also will entitle the holder thereof to certain voting rights, including the right to vote on all matters voted on by holders of Common Stock as if such Series L Stock had already been converted. The stated value of the Series L Stock will be $9.408 per share, with a cumulative annual preferred dividend of 7.5% of the stated value thereof, payable quarterly through and including the date in which the Series L Stock is no longer issued and outstanding. The dividends may be paid in shares of Series L Stock.

     The Corporation may, at its option, call the Series L Stock for mandatory conversion into Common Stock at any time after the average closing price of the Common Stock is greater than $14.11 (subject to certain adjustments for changes in the number of shares outstanding) for any forty-five trading days within any period of sixty trading days. The redemption price will be payable in cash or shares of Common Stock at the Corporation's option.


     The Corporation will also grant Vanguard certain registration rights with respect to the shares of Common Stock issuable by the Corporation upon conversion of the Series L Stock and any other shares of Common Stock acquired by Vanguard. In addition, upon the occurrence of certain events of default, the number of directors constituting the Board of Directors of the Corporation will be automatically increased by two and the holders of the Series L Stock will have the right to elect the two additional directors. Vanguard's purchase of the Series L Stock is subject to certain conditions, including the negotiation and execution of definitive agreements and Vanguard's completion of satisfactory due diligence. Assuming the satisfaction of these conditions, the Company expects Vanguard's purchase of the Series L Stock to occur on or about September 1, 1995 (the "Funding Date").

     In connection with Vanguard's purchase of the Series L Stock, the Corporation agreed to modify the terms of the Options granted to Vanguard under the Purchase Agreement. Pursuant to these modifications, the total number of shares of Common Stock subject to the Options will be decreased from ten million shares to seven million shares, with options to purchase two million shares of Common Stock at $15.00 per share and $16.00 per share expiring on the first anniversary of the Funding Date and options to purchase three million shares of Common Stock at $17.00 per share expiring on the second anniversary of the Funding Date. In the event any Options expire unexercised, all remaining Options will automatically expire. In addition, Vanguard agreed to assign one-half of the Options exercisable at $15.00 per share and one-seventh of each of the Options exercisable at $16.00 and $17.00 per share to TDI. All of the Options assigned to TDI will operate independent of the Options held by Vanguard.

     In April 1994, the Corporation sold to S-C Rig, in a private placement, 20 shares of Series I Stock for an aggregate purchase price of $10 million. Each share of Series I Stock is convertible into 42,553 shares of Common Stock. Each share of Series I Stock also entitles the holder thereof to certain voting rights, including the right to vote on all matters voted on by holders of Common Stock as if such Series I Stock had already been converted. The stated value of the Series I Stock is $500,000 per share, with a cumulative annual preferred dividend of 7% of the stated value thereof, payable quarterly for a five-year period.

     The Corporation may, at its option, call the Series I Stock for mandatory conversion into Common Stock at any time after the average closing price of the Common Stock is greater than $17.63 (subject to certain adjustments for changes in the number of shares outstanding) for any twenty trading days within any period of thirty consecutive trading days. The redemption price is payable in cash or shares of Common Stock at the Corporation's option.

     Pursuant to the Stock Purchase Agreement, S-C Rig Group shall have certain registration rights with respect to the shares of Common Stock issuable by the Corporation upon conversion of the Series I Stock and any other shares of Common Stock acquired by the Soros Group. In addition, upon the occurrence of certain events of default, the number of directors constituting the Board of Directors of the Corporation will be automatically increased by two and the holders of the

Series I Stock will have the right to elect the two additional directors.

     During 1994, the Corporation entered into a consulting agreement with Kevin Sharer, a director of the Corporation. Pursuant to this agreement, Mr. Sharer provided and will continue to provide certain advisory services with respect to the Corporation's marketing and distribution strategies and operations. In exchange for these services, the Corporation granted Mr. Sharer options to purchase 40,000 shares of the Corporation's Common Stock at $10.87 per share (the market price of the Corporation's Common Stock on the date of grant), which options vest over three years.

     During 1994, the Corporation entered into a joint venture with XTEC International, Inc. ("XTEC"), an affiliate of Purnendo Chatterjee, to pursue the acquisition of trunked mobile radio licenses in India. The Corporation and XTEC each own 50% of this joint venture. This joint venture terminates if no license has been granted to the joint venture by June 30, 1995, unless the Corporation and XTEC mutually agree to extend the term of the joint venture. The Corporation issued XTEC options to purchase 200,000 shares of its Common Stock at a price of $9.25 per share in connection with the formation of this joint venture. These options are exercisable for a period of five years. In the event the joint venture is granted a trunked mobile radio license in India, the Corporation will grant XTEC a five year option to purchase an additional 250,000 shares of Common Stock at a price of $9.25 per share.

     All financial terms of the transactions described above resulted from negotiations between the parties. All future transactions between the Corporation and affiliates of the Corporation will be on terms intended to be no less favorable to the Corporation than could have been realized in an arm's-length transaction with unaffiliated parties and will be approved by a majority of the disinterested directors.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 GEOTEK COMMUNICATIONS, INC.

April 28, 1995                   By:    /s/ Yoram Bibring
                                     Name:  Yoram Bibring
                                     Title:  Executive Vice President, Chief
                                             Operating Officer and Chief
                                             Financial Officer