Form 10-K/A
period 1994-12-31
GEOTEK COMMUNICATIONS INC
filed 1995-05-05
CIK 844843

THIS DOCUMENT IS A COPY OF THE FORM 10-K/A FILED ON MAY 2, 1995 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.
===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-K/A
     (Mark One)

[X] Amendment No. 1 to Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
     December 31, 1994 or
     -----------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _______ to ______

Commission file number 0-17581
                       -------
                          GEOTEK COMMUNICATIONS, INC.
       ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      22-2358635
- ------------------------                   -----------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


20 Craig Road, Montvale, New Jersey          07645
- -----------------------------------         --------
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:  (201) 930-9305
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 Par Value
                         -----------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             --   --
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

     The undersigned Registrant herby amends Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 1994 as set forth in the pages attached hereto.



===============================================================================

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The directors, executive officers and key employees of the Corporation are:

                           Name                               Age               Position

          Winston J. Churchill................................54      Chairman of the Board and Director
          Yaron I. Eitan......................................38      President, Chief Executive Officer and Director
          George Calhoun......................................42      President-Wireless Communications Group
                                                                      and Director
          Yoram Bibring.......................................37      Executive Vice President, Chief Operating
                                                                      Officer and Chief Financial Officer
          John Egidio.........................................46      Senior Vice President, Operations
          Oliver Hilsenrath...................................37      Senior Vice President, Technology
          William A. Opet.....................................38      Senior Vice President, Marketing and Sales
          Andrew Robb.........................................52      Managing Director, European Operations
          Andrew Siegel.......................................29      General Counsel and Secretary
          Walter E. Auch......................................74      Director
          Purnendu Chatterjee.................................45      Director
          Haynes G. Griffin...................................48      Director
          Richard Krants......................................51      Director
          Richard T. Liebhaber................................60      Director
          Haim Rosen..........................................59      Director
          Kevin Sharer........................................47      Director
          William Spier.......................................59      Director

_____________

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

          Mr. Liebhaber was appointed to the Board of Directors in April 1995. Mr. Liebhaber is currently Executive Vice President of MCI Communications Corp. ("MCI"), where he has been employed for more than five years. Mr. Liebhaber previously served as a director of MCI, a position from which he resigned in December 1994.

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

                           SUMMARY COMPENSATION TABLE


                                                                                  Long Term
                                               Annual Compensation               Compensation
                                               -------------------               ------------
                                                                                  Securities
     Name & Principal                                                             Underlying            All other
         Position              Year              Salary              Bonus        Options(1)           Compensation
         --------             -----             --------            -------       ----------          --------------

Yaron I. Eitan                 1994             $224,025           $125,000          960,000                $36,919(2)
President and Chief            1993              224,642            225,000           10,000                 39,240(2)
Executive Officer              1992              171,095               -             710,000                 28,712(2)

George Calhoun                 1994              173,543             35,000           10,000                     -
President-Wireless             1993              149,994             50,000           10,000                  1,415(3)
Technology Division            1992               73,183               -                -                        -
Yoram Bibring                  1994              131,910             35,000             -                     8,557(4)
Executive Vice President,      1993              119,260             50,000           65,000                  9,333(4)
Chief Operating Officer        1992               94,023               -                -                     8,235(4)
and Chief Financial
Officer

John Egidio(5)                 1994              121,563             30,000           20,000                     -
Senior Vice President,         1993               26,520                -             40,000                     -
Operations

Andrew Siegel(6)               1994              117,506             25,000           15,000                  2,019(7)
General Counsel                1993               89,088             25,000           60,000                    759(7)
and Secretary

- --------------------------

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

Options and Stock Appreciation Rights
- -------------------------------------
         The following tables contain information concerning option grants to, and option exercises by, the executive officers named in the Summary Compensation Table during fiscal 1994 and the value of the options held by such persons at the end of fiscal 1994. No Stock Appreciation Rights ("SARs") were granted or exercised during fiscal 1994.




                       OPTION GRANTS IN LAST FISCAL YEAR


                                                                                            Potential Realizable Value at
                                                                                            Assumed Annual Rates of Stock
                                                                                           Appreciation for Option Term(1)
                                                                                           -------------------------------
                                Number
                            of Securities         % of Total
                              Underlying      Options Granted       Exercise or
                               Options           to Employees       Base Price
          Name               Granted (#)        In Fiscal Year        ($/Sh)       Expiration Date       5%($)              10%($)
          ----               -----------        --------------        ------       ---------------       -----              ------


Yaron I. Eitan               10,000(3)             0.6%             $10.50         Sept. 12, 2004       $   66,000      $   167,300
                            200,000(3)             13.0              13.87           Feb. 4, 2004        1,744,000        4,420,000
                            225,000(4)             14.6               8.00           Dec. 7, 2004        1,131,750        2,868,750
                            250,000(5)             16.2              10.00           Dec. 7, 2004        1,572,500        3,985,000
                            275,000(6)             17.8              14.00           Dec. 7, 2004        2,420,000        6,135,250

George Calhoun               10,000(3)              0.6              10.50         Sept. 12, 2004           66,000          167,300

Yoram Bibring                    -                  -                  -                  -                  -                  -

John Egidio                  20,000(7)              1.2              11.00          Aug. 10, 2004          138,400          350,600

Andrew Siegel                15,000(8)              1.0               8.50          April 1, 2004           80,250          203,250



- --------------------------

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

    AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                     Number of Securities            Value of Unexercised
                                                                    Underlying Unexercised                In-the-Money
                                                                     Options at FY-End (#)           Options at FY-End ($)
                           Shares Acquired           Value             (Exercisable/Unex-              (Exercisable/Unex-
Name                       on Exercise (#)        Realized($)             erciseable)                     erciseable)
- ----                      ----------------        -----------       ----------------------          ----------------------
Yaron Eitan                     -                     -                 1,220,295/850,000              $6,385,946/$579,750

George Calhoun                  -                     -                   366,780/      0               2,593,476/       0

Yoram Bibring                   -                     -                   144,355/ 40,000                 955,185/ 105,200

John Egidio                     -                     -                    20,000/ 40,000                   7,600/  15,200

Andrew Siegel                   -                     -                    47,500/ 27,500                 146,175/  73,575


- --------------------------

(1) Value based on market value of the Corporation's Common Stock on December 31, 1994, or $8.625 per share, minus the exercise price.


Employment Agreements and Other Matters
- ---------------------------------------
         In March 1995, the Corporation and Mr. Churchill entered into an agreement pursuant to which Mr. Churchill agreed to serve as the Chairman of the Board of the Corporation through March 31, 1998. Under the agreement, Mr. Churchill is paid compensation of $50,000 per year and is eligible to receive bonuses at the discretion of the Compensation Committee. In addition, Mr. Churchill was granted options to purchase 250,000 shares of the Company's Common Stock at prices ranging from $8.00 to $14.00 per share. The options were immediately exercisable with respect to 83,334 shares and become exercisable with respect to 83,333 shares on each of March 31, 1996 and March 31, 1997.

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

          Pursuant to both Mr. Eitan's past and present agreements, the Corporation provides Mr. Eitan with health, accident and individual disability insurance as well as a life insurance policy with benefits aggregating $1,500,000, with the beneficiaries thereunder to be named by him. Mr. Eitan is also to be reimbursed for out-of-pocket expenses incurred in connection with the performance of his duties. Mr. Eitan also receives the use of an automobile supplied by the Corporation, of value and quality acceptable to him. The Corporation is responsible for all expenses and maintenance costs attributed thereto as well as for the costs of insuring such vehicle.There is no specific limit in Mr. Eitan's agreement as to the amount to be expended by the Corporation for the use and maintenance of such automobile.

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

         The Corporation may terminate the employment agreement with any of Messrs. Bibring, Egidio, Opet or Siegel for "cause" (as defined in the respective employment agreements) or in the event of the death or incapacity of such executive. In the event the Corporation terminates Messrs. Bibring, Egidio, Opet or Siegel for another reason, such executive will generally be entitled to six months salary, in the case of Messrs. Bibring and Opet, or ninety days salary in the case of Messrs. Egidio and Siegel. Upon certain "changes of control" (as defined in the respective employment agreements) of the Corporation, each of Messrs. Bibring and Siegel will be entitled to an amount equal to six times his respective average monthly compensation for the twelve month period preceding the change of control plus an amount sufficient to reimburse such officer for tax liabilities incurred as a result of such change of control payments. In addition, all stock options granted to Mr. Bibring, Mr. Siegel and Mr. Opet will vest upon certain changes of control.


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






                                                                        Total
                                                                      Number of       Percentage       Percentage      Percentage
                                                                      Shares of      of Class of      of Class of      of Class of
                                                                        Common          Common          Series H        Series I
                                                                        Stock           Stock            Stock            Stock
Directors, Nominees                          Series       Series    Beneficially    Beneficially     Beneficially     Beneficially
and Executive Officers       Common            H            I         Owned(1)        Owned(2)          Owned            Owned
- ----------------------       ------          -----        -----      -------         --------          -----            -----
Walter E. Auch(3)             21,891            0           0         96,891                *               0               0
Yoram Bibring(4)              78,356            0           0        222,711                *               0               0
George Calhoun(5)            265,161            0           0        631,941             1.22%              0               0
Purnendu Chatterjee(6)             0      444,445          20      5,505,514             9.67%            100%            100%
Winston Churchill(7)       1,023,330            0           0      1,044,130             2.03%              0               0
John Egidio(8)                     0            0           0         20,000                *               0               0
Yaron Eitan(9)               393,170            0           0      1,613,465             3.07%              0               0
Haynes G. Griffin(10)      2,800,000            0           0     12,810,000            20.86%              0               0
Oliver Hilsenrath(11)         10,000            0           0         44,678                *               0               0
Richard Krants(12)           474,873            0           0        522,373             1.02%              0               0
Richard T. Liebhaber               0            0           0              0                0%              0               0
Haim Rosen(13)             1,200,000            0           0      1,220,000             2.37%              0               0
Kevin W. Sharer(8)                 0            0           0         10,000                *               0               0
Andrew Siegel(12)                400            0           0         47,900                *               0               0
William Spier(14)            696,353            0           0        716,353             1.39%              0               0


All directors and
executive
officers as a group
(15 persons)(15)           6,963,534      444,445          20     24,505,956            35.54%            100%            100%

Other Beneficial
Owners

S-C Rig Investments-III,
L.P.(16)                           0      444,445          20      5,295,514              9.34%            100%            100%
Vanguard Cellular
Systems, Inc.(17)          2,800,000            0           0     12,800,000             20.85%              0%              0%

- -----------------------
*Less than 1%
(1) The Series H Stock is, under certain circumstances, convertible into Common Stock by dividing (i) the sum of the $90.00 per share stated value and any dividend arrearages by (ii) $9.00 per share (as adjusted from time to time for certain events of dilution). As of April 25, 1995, each share of Series H Stock was convertible into ten shares of Common Stock. The Series I Stock is, under certain circumstances, convertible into Common Stock by dividing (x) the sum of $500,000 per share stated value and any dividend arrearages by (y) $11.75 per share (as adjusted from time to time for certain events of dilution). As of April 25, 1995, the Series I Stock was convertible into 42,553 shares of Common Stock. The number of shares indicated in each column refer only to issued and outstanding shares of such class or series.

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

     Vanguard has agreed not to acquire securities of the Corporation prior to February 23, 1996 without approval of a majority of the Corporation's Board of Directors if such acquisition would result in Vanguard holding in excess of 20.1% of the outstanding voting securities of the Corporation on a fully diluted basis, provided, however, that Vanguard may acquire not more than an additional 5% of the outstanding voting securities of the Corporation on a fully diluted basis without approval of the Corporation's Board of Directors if all unexpired Options are out-of-themoney. Additionally, the Corporation shall have the right of first offer, prior to February 23, 1998, on any proposed sale of the shares of Common Stock held by Vanguard if such sale is in an amount equal to or greater than 10% of the Corporation's outstanding Common Stock.

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

                                        GEOTEK COMMUNICATIONS, INC.


April 28, 1995            By: /s/ Yoram Bibring
                              -------------------------------------------------
                              Name:   Yoram Bibring
                              Title:  Executive Vice President, Chief Operating
                                      Officer and Chief Financial Officer