Form 10-Q
period 1995-03-31
GEOTEK COMMUNICATIONS INC
filed 1995-05-15
CIK 844843

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    Form 10Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended March 31, 1995

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                     ------------     ------------


                         Commission File Number 0-17581


                          GEOTEK COMMUNICATIONS, INC.
               (Exact Name of Registrant as Specified in Charter)

             DELAWARE                                    22-2358635
  (State or other jurisdiction                (I.R.S. Employer Identification)
of incorporation or organization)

  20 Craig Road, Montvale, New Jersey                      07645
(Address of Principal Executive Office)                  (Zip Code)

                                 (201) 930-9305
              (Registrant's Telephone Number Including Area Code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                               ---

COMMON STOCK OUTSTANDING AT APRIL 25, 1995  51,456,479 SHARES

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)
                                    (Note 1)


                                             March 31, 1995     December 31,
                                              (Unaudited)          1994
                                             --------------     ------------
ASSETS

Current Assets:
  Cash and cash equivalents                     $ 16,929          $ 27,531
  Temporary investments                           30,199            24,515
  Accounts receivable, trade                      12,356            11,371
  Inventories                                      8,420             8,667
  Prepaid expenses and other                       7,776             7,468
                                                --------          --------

          Total current assets                    75,680            79,552

Investments in affiliates                         25,298            26,582
Property, plant and equipment, net                26,805            24,446
Intangible assets, net                            46,460            46,099
Other assets                                       3,251             3,165
                                                --------          --------
                                                $177,494          $179,844
                                                ========          ========

















                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)
                                    (Note 1)


                                                  March 31, 1995    December 31,
                                                   (Unaudited)         1994
                                                  --------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                           $   9,309        $  12,490
  Accrued expenses and other                           12,620           12,315
  Notes payable, banks and other                        5,400            5,641
  Current maturities, long-term debt                    1,748            2,056
                                                    ---------        ---------

    Total current liabilities                          29,077           32,502
                                                    ---------        ---------

Long-term debt                                         39,090           29,396
Other noncurrent liabilities                              206              198
Minority interest                                         448              392
Redeemable preferred stock                             40,000           40,000

Commitments and Contingencies

Shareholders' equity:
  Preferred  stocks $.01 par value
  Common stock, $.01 par value:
    authorized 86,000,000; issued 51,423,000 and
    50,869,000 respectively; outstanding
    51,185,000 and 50,631,000, respectively               514              509
  Capital in excess of par value                      190,946          186,651
  Foreign currency translation adjustment               1,506              767
  Accumulated deficit                                (122,907)        (109,185)
  Treasury stock, at cost                              (1,386)          (1,386)
                                                    ---------        ---------
                                                       68,673           77,356
                                                    ---------        ---------
                                                    $ 177,494        $ 179,844
                                                    =========        =========







                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)
                                    (Note 1)


                                                            Three Months Ended
                                                                 March 31,
                                                       ----------------------------
                                                           1995            1994
                                                       ------------    ------------
Revenues:
  Net product sales                                    $     12,277    $     10,046
  Service income                                              6,921           5,561
                                                       ------------    ------------
Total revenues                                               19,198          15,607
                                                       ------------    ------------

Costs and expenses:
  Cost of goods sold                                          6,941           6,478
  Cost of services                                            4,042           3,980
  Research and development                                    8,585           4,510
  Marketing                                                   4,948           3,933
  General and administrative                                  5,520           3,737
  Amortization of intangibles                                   911             444
  Equity in losses of investees                               1,195             108
  Interest expense (income), net and other                      449            (488)
                                                       ------------    ------------

Total Costs and expenses                                     32,591          22,702
                                                       ------------    ------------

Loss from operations before taxes on income
   and minority interest                                    (13,393)         (7,095)
Taxes on income                                                (274)
Minority interest                                               (55)            (70)
                                                       ------------    ------------

Net loss                                                    (13,722)         (7,165)
                                                       ------------    ------------

Preferred dividends                                            (666)           (494)
                                                       ------------    ------------

Loss applicable to common stock                        $    (14,388)   $     (7,659)
                                                       ============    ============

Weighted average number of common shares outstanding     51,365,000      48,452,000
                                                       ============    ============

Per common share:
   Loss applicable to common shares                    $      (0.28)   $      (0.16)
                                                       ============    ============







                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   for the three months ended March 31, 1995
                                 (In Thousands)
                                  (Unaudited)


                                                                                              Foreign
                                                       Common        Stock     Capital in     Currency
                                                     ---------     ---------    Excess of    Translation  Accumulated    Treasury
                                                       Shares       Amount      Par Value    Adjustment     Deficit        Stock
                                                     ---------     ---------    ---------    ---------    -----------    ---------
Balances, January 1, 1995                               50,869     $     509    $ 186,651    $     767     $(109,185)    $  (1,386)

Issuance of common stock and preferred stock:
   Exercise of warrants and options                        230             2          542
   Issuance of shares in connection with
     research and development project                      250             2        2,029
   Issuance of shares to Vanguard pursuant
     to management consulting agreement                     74             1          590
   Issuance of warrants in connection with
     notes payable                                                                  1,800
Preferred dividend                                                                   (666)
Changes in currency                                                                                739
Net Loss                                                                                                     (13,722)
                                                     ---------     ---------    ---------    ---------     ---------     ---------
Balances, March 31, 1995                                51,423     $     514    $ 190,946    $   1,506     $(122,907)    $  (1,386)
                                                     =========     =========    =========    =========     =========     =========






















                See notes to consolidated financial statements.

                          GEOTEK COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)
                                    (Note 1)
                                                            Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                            1995         1994
                                                          --------     --------
Cash flows from operating activities:
  Net income (loss)                                       $(13,722)    $ (7,165)
  Adjustments to reconcile net
     income (loss) to net cash
     used in operating activities:
     Minority interest                                          56           70
     Depreciation and amortization                           1,915        1,440
     Equity in net loss of investees                         1,284          140
  Non cash management consulting
     expense                                                   590          342
   Issuance of shares in connection with
     research and development project                        2,029
   Changes in operating assets and liabilities
     (net of effects from acquisitions):
   Accounts receivable                                        (985)        (620)
   Inventories                                                 247       (1,111)
   Prepaid expenses and other assets                          (308)      (2,707)
   Accounts payable and accrued expenses                    (3,184)       2,220
   Other                                                       (86)          (8)
                                                          --------     --------
Net cash used in operating activities                      (12,164)      (7,399)
                                                          --------     --------

Cash flows from investing activities:
  Acquisition of licenses                                     (900)      (3,231)
  Net (increase) decrease in temporary investments          (5,684)       2,953
  Acquisitions of property and equipment                    (3,000)      (1,627)
    Cash invested in acquisition
    of subsidiaries, net                                       --          (938)
  Loans receivable and other                                             (4,018)
                                                          --------     --------
Net cash provided by (used in)
  investing activities                                    $ (9,584)    $ (6,861)
                                                          --------     --------




                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                             (Dollars in thousands)
                                  (Unaudited)
                                    (Note 1)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           1995         1994
                                                        ---------     ---------
Cash flows from financing activities:
  Net repayments under
    line-of-credit agreements                           $    (242)    $  (2,362)
  Proceeds from issuance of senior secured
    note and related warrants                              36,000
  Repayments of debt                                      (25,000)         (340)
  Net proceeds from issuance of stock                      29,250
  Exercise of warrants and options                            547         1,633
  Payment of preferred dividends                             (666)         (494)
  Other                                                       502          (524)
                                                        ---------     ---------
Net cash provided by financing activities                  11,141        27,163
                                                        ---------     ---------
Effect of exchange rate changes on cash                         5            23
                                                        ---------     ---------
Increase (decrease) in cash and
  equivalents                                             (10,602)       12,926
Cash and equivalents, beginning of period                  27,531        51,686
                                                        ---------     ---------
Cash and equivalents, end of period                     $  16,929     $  64,612
                                                        =========     =========

Supplemental cash flow information:
  Interest paid                                         $   1,305     $      48
Supplemental schedule of noncash
  investing and financing activities:
Summary of acquired subsidiaries:
  Fair value of assets acquired                                       $     937
Issuance of common stock to acquire
  Bogen Inc. remaining minority interest                              $   3,282
Conversion of Series A Preferred shares
  to common shares                                                    $       3
Management consulting fee paid in common stock          $     590
Issuance of shares in connection with research
  and development project                               $   2,029




                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  Basis of Presentation:

     The consolidated balance sheet of Geotek Communications, Inc. as of the end of the 1994 fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all significant adjustments and normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year. Certain 1994 amounts have been classified to conform with 1995 presentation.

     Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the most recent fiscal year.

Note 2.  Long Term Debt:

     In March 1995 the Company refinanced $25.0 million of Senior Secured Notes, that were originally due in September 1995, with $36.0 million of newly issued Senior Secured Notes (the "Replacement Notes"). At closing, the Company received net proceeds of $11.0 million and issued warrants to the purchaser to acquire 700,000 of the Company's common shares at $8.125 per share. The warrants have been valued at $1.8 million, which amount has been recorded as a discount on the Replacement Notes. The Replacement Notes are payable in three equal installments fifteen, twenty four and thirty six months after the closing. Interest at 14.75% is payable quarterly through the term of the Notes. The Notes may be converted into shares of the Company's common stock beginning six months after the closing and ending 18 months after closing, subject to daily limits and certain other restrictions, at 87.5% of the average trading price of the Company's common stock on the respective conversion dates. Substantially all of the Company's assets not previously pledged have been pledged to collateralize this debt. Under terms of the Replacement Notes, the Company must maintain certain financial ratios, needs permission of the holder of the Notes to enter certain transactions and may be required to make prepayments under certain circumstances. Certain penalties apply in the event the Replacement Notes are prepaid.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 3.  Commitments and Contingent Liabilities:

     Government Participation in Research and Development Project The Chief Scientist of the Israeli Ministry of Industry and Commerce (Chief Scientist) has agreed to fund certain eligible expenditures related to the development of the digital wireless communication system by PST. Funding received from the Chief Scientist is repayable without interest only from revenues generated by PST from the product being developed. Through March 31, 1995 cumulative participation amounted to $6.8 million.

Manufacturing Commitments

     The Company has contracted with Mitsubishi Consumer Electronics of America to manufacture Commercial Subscriber Units on behalf of the Company. An initial order has been placed for approximately $2.5 million.

     In March 1995, the Company and Hughes Network Systems ("HNS"), a unit of GM Hughes Electronics, announced that they are forming a strategic partnership to develop a series of subscriber terminals and equipment based on the Company's proprietary technology. Geotek has placed an initial order of $1.6 million for units to be delivered beginning in the third quarter of 1995. Under the terms of the agreement, HNS and the Company will share equally the cost of developing a portable subscriber unit.

Guarantees of Debt of Equity Investees

     The Company has guaranteed the repayment of certain debt of PBG, due in 1999, to the former owner of PBG, in the amount of DM 3.5 million plus interest (approximately $2.6 million). A letter of credit has been issued as collateral for this obligation.

     The Company has guaranteed an obligation of approximately $3.8 million of DBF pursuant to an equipment leasing arrangement. The other shareholder of DBF guarantees an equal amount under this arrangement.

FCC Waiver

     The Company has applied for and received a waiver by the FCC to construct and activate certain systems it has acquired. In the event the Company fails to construct or activate such systems in accordance with the dates set forth in the waiver, the Company could lose the waiver and lose all of the frequencies covered by such waiver to the extent the systems have not been constructed or activated.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Capital Requirements

     The Company is planning to raise capital before the end of 1995 to finance its current operating plan. The Company's long term capital needs include the planned rollout of the U.S. Network in 36 cities, the repayment of convertible debt and redeemable preferred stock (if such are not converted into equity), to finance it's international networks and to make acquisitions of businesses in the field of telecommunications and of spectrum in the United States and internationally. The Company is currently pursuing various alternatives for raising capital including issuance of equity and debt securities as well as a combination thereof and other sources.

Litigation

     In June 1994 the Company filed a lawsuit against Harris Adacom Corporation B.V. ("Harris"), a Dutch corporation, to enforce its rights under a loan agreement between the parties. The Company is seeking repayment of a $3.5 million loan made to Harris in January 1994 in connection with a potential purchase transaction between the Company and Adacom Technologies Ltd. ("ATL"), an affiliate of Harris and an Israeli publicly traded company. The loan was collateralized by stock owned by Harris in ATL. At the time of the loan, the collateral had a market value in excess of $10 million and the total market value of ATL was in excess of $100 million. The purchase transaction was not consummated. In May 1994 the market value of ATL dropped dramatically and ATL became insolvent, thereby reducing the value of the collateral to practically zero. At or about the same time, creditors placed Harris into bankruptcy proceedings in the Netherlands. The Company subsequently received limited information relating to the recoverability of the loan, and Management does not expect to recover the loan. The Company is aggressively pursuing its rights under the loan in Dutch bankruptcy court and is awaiting additional information on the assets and creditors of Harris. Based upon the information available, it could not be determined the amount, if any, that will ultimately be recovered; therefore, in 1994, the Company established a reserve against the full amount of the loan.

     In response to the Company's lawsuit, Harris and its subsidiaries filed a lawsuit against the Company in the courts of the State of Israel, requesting a declaratory judgment that the Company entered into a binding agreement for the purchase by the Company of a significant interest in certain wireless communication business assets owned by ATL and subsequently breached such agreement. The plaintiffs in such action have stated an intention to file a separate claim for monetary

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


damages and have estimated their losses to be several million dollars. The Company believes none of plaintiffs' claims in such action have any merit and are only an attempt to delay efforts to collect Harris's debt to the Company. The Company intends to defend such action vigorously.

     The Company is subject to various legal proceedings arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, as would not have a significant adverse effect on the financial position results of operations or cash flows of the Company, if disposed of unfavorably.

Note 4.  Interest Expense, Net

     Interest expense for the three months ended March 31, 1995 and 1994, amounted to $1,504,000 and $130,000, respectively. Interest income for the three months ended March 31, 1995 and 1994, amounted to $588,000 and $473,000 respectively. Interest paid to and received from related parties is not significant.

Note 5.  Certain Related Party Transactions

     In connection with the issuance of common shares and options to Vanguard in February 1994, the Company entered into a five-year management consulting agreement with Vanguard, pursuant to which Vanguard will provide operational and marketing support to the Company for an aggregate of 1.5 million shares of common stock. Such management consulting agreement will terminate upon Vanguard's failure to exercise any of the Vanguard Options. For the periods ended March 31, 1995 and 1994, Vanguard earned approximately 74,000 and 30,000 shares, respectively, pursuant to this agreement. These shares have been recorded at approximately $590,000 and $342,000, respectively, which amounts are included in marketing expenses.

     The Company incurred expenses of $75,000 in each of the periods ended March 31, 1995 and 1994, pursuant to its consulting agreement with the Soros Group, who are the holders of the Company's Series H redeemable Preferred Shares and Series I Preferred Shares.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     PST has entered into a subcontractor agreement with Rafael under which Rafael will be paid approximately $14 million in connection with the development of the digital wireless communications system to be deployed by the Company in the US. Research and development expense for the periods ended March 31, 1995 and 1994, includes approximately $1.8 million and $2.7 million, respectively, for research performed by Rafael under this agreement. PST has also entered into agreements with Rafael under which Rafael will manufacture the infrastructure equipment to be used by the Company in its US network. Through March 31, 1995 the Company had placed firm orders for equipment and engineering totaling $12.8 million and had made advance payments (recorded in other current assets) of $2.3 million to Rafael under these orders.

     The Company issued 250,000 shares of common stock to Rafael Development Corporation, the beneficial owner of 38% of PST, in connection with the development of the digital wireless communications system. The shares have been valued at $2.0 million, which amount has been recorded in 1995 as research and development costs.


Note 6.  Subsequent Events

     In April 1995, the Company signed an agreement to transfer its interest in Speech Design GmbH and Bogen Communications, Inc. to European Gateway Acquisition Corporation ("EGAC") in exchange for $7 million in cash, $3 million in convertible notes, approximately 65% of EGAC's common shares and warrants to purchase 200,000 shares of EGAC common stock. Geotek will also be eligible to receive additional consideration based on the future earnings of both companies through July 1997. The transaction is subject to, among other things, regulatory approvals and EGAC shareholder approval.

     In March 1995 the controlling shareholder of the DBF Bundelfunk network informed the Company that it intends to exercise its option to sell its interest in DBF to the Company for DM 9.0 million (approximately $6.4 million). Consummation of the transfer is subject to regulatory approval. The Company also intends to seek regulatory approval for the transfer of the 51% of the PBG network it does not already own. Upon receipt of such approval, the Company will obtain control of these networks and will begin to consolidate their financial statements, which are currently accounted for using the equity method.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     In April 1995 the Company completed the previously announced sale of $10.0 million of cumulative convertible preferred shares to the Company's partner in a joint venture which is attempting to secure a license to provide wireless services in Korea. The shares pay a dividend of 7% per annum for 5 years, carry a conversion premium and can be redeemed by the Company in certain circumstances.

     In April 1995 the Company reached agreement to issue a total of $10.0 million of convertible preferred stock to Vanguard and a subsidiary of Toronto Dominion Bank. The shares will pay a dividend of 7.5%, payable quarterly for up to five years, carry a conversion premium and can be redeemed by the company in certain circumstances. In connection with this transaction, the stock options previously granted to Vanguard will be extended such that Vanguard, subject to the transfer of options described below, will have the right to purchase 2 million Geotek common shares at $15 per share ("Series A Option"), and 2 million additional shares at $16 per share ("Series B Option") until September 1, 1996. The remaining option ("Series C Option") will be adjusted such that Vanguard will have the right to purchase 3 million additional shares at $17 per share until 12 months from the exercise of the Series B Option. Vanguard will surrender its right to purchase an additional 3 million shares at $18 per share, as granted in the original transaction. Additionally, as a part of this investment, Vanguard will assign 50% of its Series A Options and 14% of its Series B and Series C Options to Toronto Dominion. Closing of the transaction is subject to execution of a definitive agreement.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   General

     Over the past three years, the Company has aggressively restructured its business operations to reflect its strategic focus on wireless communications. To accomplish this, the Company has divested certain businesses and has consummated various transactions to develop its wireless communications business. Although Management believes its current strategy will have a positive effect on the Company's results of operations in the long term, this strategy is expected to have a substantial negative effect on the Company's results of operations in the short term. The Company expects to incur substantial losses for the foreseeable future, attributable in part to a high investment in research and development related to its wireless communications activities as well as operating, sales, marketing and general and administrative expenses relating to the roll out of the Company's digital wireless network in the US.

     The Company currently groups its operations primarily into two types of activities: wireless communications and communications products. The Company's wireless communications subsidiaries are engaged primarily in providing trunked mobile radio services utilizing analog equipment, developing and selling wireless data solutions, and developing a digital wireless communications system to provide integrated wireless communications services. Later in 1995, the Company plans to commence the rollout of its U.S. digital wireless network ("The US Network") to provide itegrated voice and data solutions to businesses. The Company's communications products subsidiaries are primarily engaged in the development, manufacturing, and marketing of telephone and facsimile peripherals and sound and communications equipment.

Summary of Operations

     Consolidated revenues increased by 23% in the first quarter of 1995, principally due to subscriber growth or the National Band Three Network and higher revenues from the communications products segment.

     Consolidated operating expenses increased by 32.8% in 1995, due to increased research and development activities associated with the Company's digital wireless communication system, costs related to the rollout of the US Network and volume growth of the communications product segment.

     Consolidated losses from continuing operations increased by $6.6 million to $13.7 million.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
                                   Continued

Wireless Communications Activities

     Revenues from wireless communications activities increased by $1.4 million, or 24.5%, to $7.2 million in 1995, primarily due to an 18% increase in the number of subscribers (which totaled 49,600 at March 31, 1995) using the Company's National Band Three ("NBTL") Network combined with a 7% appreciation in the British pound versus the U.S. dollar. Average revenue per subscriber (in British pounds) was unchanged from 1994 to 1995. The increase in the subscriber count resulted from the continuation of the focused marketing effort that was begun in 1994.

     Operating expenses increased by $6.1 million or 48.3% in 1995. Expenses at NBTL increased by $0.9 million in 1995, including $0.2 million related to network operating costs to service the larger subscriber base and approximately $0.7 million of additional marketing and general costs. Research and development expenses (net of grants) related to the digital wireless system and subscriber unit increased by $3.6 million or 84.3%. The Company expects significant research and development expenses to continue in the future as enhancements are made to the system. The Company expects to begin providing wireless service over its proprietary network in the US in 1995 and accordingly has begun to put in place its marketing, engineering, operations and administrative staff and systems. Costs related to these activities totaled $4.1 million in 1995, an increase of $1.9 million or 86.4% over 1994.

     The Company's equity in the losses of less than 50% owned entities increased to $1.2 million in 1995 from $0.1 million in 1994 due to the inclusion of losses of $0.9 million from the investments in wireless networks in Germany. The Company expects to acquire the remaining interests in these networks in 1995. These networks have only recently begun operations and subscriber revenues do not cover operating expenses. It is expected that these networks will continue to generate losses in the near future.

     The wireless activities generated a loss before net interest expense and amortization of $12.9 million in 1995 compared to a loss of $7.1 million in 1994 due to the factors discussed above. Included in the 1995 loss were $7.9 million of research and development costs related to the digital wireless communications system and $4.1 million of rollout costs related to the US network (including approximately $0.6 million relating to shares of common stock issued to Vanguard in consideration for management consulting services).

Communications Products Activities

     Revenues from communications products activities in 1995 increased by $1.1 million, or 11% to $10.8 million. Sales at the Company's subsidiary Bogen Communications ("Bogen") decreased by $0.4 million, due to lower sales from its Office Automation line of products offset by higher sales of its traditional line of products. Speech Design's 1995 sales (in U.S. dollars) increased by $1.5 million, or 100%. Approximately 50% of the U.S. dollar increase is attributable to the appreciation of the German Mark against the dollar.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
                                   Continued


     Cost of goods sold in 1995, amounted to $6.2 million or 56.9% of sales compared to $5.8 million or 60.0% of sales in 1994. This increase in gross profit as a percentage of sales in 1995 reflects the change in Bogen's product mix and consistently higher margins on Speech Design's products.

     Marketing expenses in 1995 amounted to $2.3 million or 21.5% of sales, compared to $2.3 million or 23.2% of sales in 1994. General and administrative expenses in 1995 were $1.0 million or 9.6% of sales, compared to $0.7 million or 7.5% of sales in 1994. This increase of $0.3 million in general and administrative expenses is directly related to the higher revenue levels at Speech Design. Income before interest expense, amortization expense and minority interest from the Company's Communications Products activities amounted to $0.7 million in 1995 compared to $0.5 million in 1994.

     In April 1995, the Company signed an agreement in principle to transfer its interest in Speech Design GmbH and Bogen Communications, Inc. to European Gateway Acquisition Corporation ("EGAC") in exchange for $7.0 million in cash, $3.0 million in convertible notes receivable, approximately 65% of EGAC common shares and warrants to purchase 200,000 shares of EGAC common stock. The Company will also be eligible to receive additional consideration based on the future earnings of both companies through July 1997. The transaction is subject to, among other things, regulatory approvals and EGAC shareholder approval.

Other Activities

     The Company's other activities generated a profit before net interest expense, amortization, and other charges of $0.1 million in 1995, compared to a loss of $0.5 million in 1994. Revenues from these activities were $1.2 million in 1995, compared to revenues of $0.1 million in 1994.

     On a consolidated basis, interest expense increased in 1995 due to a higher level of debt outstanding during the quarter. Interest income increased in 1995 due to higher rates earned on invested funds. Amortization expense increased from $0.4 million in 1994 to $0.9 million in 1995 because of the Company's 1994 acquisitions.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
                                   Continued


Liquidity and Capital Resources

     The Company requires significant capital to implement its wireless communications strategy. In order to effect its strategy, the Company increased its debt borrowing and entered into a series of transactions, including the sale of equity and debt, mainly to strategic partners. At March 31, 1995, the Company had $47.1 million of cash, equivalents, and temporary investments.

     The Company's short term cash needs are primarily related to the development of the digital FHMA(tm) system which the Company's U.S network intends to deploy starting later in 1995, and the cost of rolling out the U.S. network. One of the advantages of the Company's FHMA(tm) system is its modularity, which allows the Company to execute a flexible roll out plan requiring a relatively low investment in infrastructure in a given geographical area (compared to other wireless communications systems) which is sufficient to provide commercial service. Additionally as the Company expects to serve customers which require primarily local or regional coverage, management believes therefore that the Company has additional flexibility in controlling its resources by accelerating or slowing down the rate at which various cities are rolled out without impacting the business results of its then operating city or regional networks in a material way.

     The Company estimates that a minimum average investment of approximately $5 million is required to roll out an average city. Additional expenditures will be required later if and when increased subscriber capacity is needed. In addition, the Company estimates that its 1995 cash needs associated with completing the development of its first generation commercial grade FHMA(tm) system are approximately $10 million. Nevertheless, the Company plans further improvements to the FHMA(tm) system as well as other related research and development projects which will require additional resources.

     The Company is planning to raise capital before the end of 1995 to finance its current operating plan. The Company's long term capital needs include the planned rollout of the U.S. Network in 36 cities, the repayment of convertible debt and redeemable preferred stock (if such are not converted into equity), to finance it's international networks and to make acquisitions of businesses in the field of telecommunications and of spectrum in the United States and internationally. The Company is currently pursuing various alternatives for raising capital including issuance of equity and debt securities as well as a combination thereof and other sources.

     The following discussion of liquidity and capital resources, among other things, compares the Company's financial and cash position as of March 31, 1995, to the Company's financial and cash position as of December 31, 1994.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
                                   Continued


     During the first quarter of 1995, cash, equivalents, and temporary investments decreased by $4.9 million to $47.1 million, while working capital decreased by $0.5 million to $46.6 million as of March 31, 1995.

     Cash utilized in connection with continuing operating activities for the quarter ended March 31, 1995, amounted to $12.2 million.

     Cash outflows from investing activities, exclusive of an increase in temporary investments of $5.7 million, were $3.9 million. The Company expended $3.0 million on acquisitions of property and equipment and $.09 million on SMR licenses in the United States.

     The Company's financing activities provided cash of $11.4 million. In March 1995 the Company refinanced the $25.0 million of Senior Secured Notes, that were originally due in September 1995, with $36.0 million of newly issued Senior Secured Notes ("Replacement Notes"). At closing, the Company received net proceeds of $11.0 million and issued warrants to the purchaser to acquire 700,000 of the Company's common shares at $8.125 per share. The Replacement Notes are payable in three equal installments fifteen, twenty four and thirty six months after the closing. Interest at 14.75% is payable quarterly through the term of the Notes. The Notes may be converted into shares of the Company's common stock beginning six months after the closing and ending 18 months after closing, subject to daily limits and certain other restrictions, at 87.5% of the average trading price of the Company's common stock on the respective conversion dates. Substantially all of the Company's assets not previously pledged have been pledged to collateralize this debt. Under terms of the Replacement Notes, the Company must maintain certain financial ratios, needs permission of the holder of the Notes to enter certain transactions and may be required to make prepayments under certain circumstances. Certain penalties apply in the event the Replacement Notes are prepaid.

     The Company paid cash dividends totaling $0.7 million on its outstanding preferred stocks. Proceeds from the exercise of warrants and options totaled approximately $0.5 million in 1995.

     In March 1995 the controlling shareholder of the DBF Bundelfunk network informed the Company that it intends to exercise its option to sell its interest in DBF to the Company for DM 9.0 million (approximately $6.4 million). Consummation of the transfer is subject to regulatory approval. The Company also intends to seek regulatory approval for the transfer of the 51% of the PBG network it does not already own. Upon receipt of such approval, the Company will own 100% of its German networks. In the near term these networks will require additional funding as subscriber revenue does not cover operating costs and capital needs. The Company is seeking outside sources of funding for the networks.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
                                   Continued


     In April 1995 the Company completed the previously announced placement of $10.0 million of cumulative convertible preferred shares. The shares pay a dividend if 7% per annum for 5 years, carry a conversion premium and can be redeemed by the company in certain circumstances.

     In April 1995 the Company reached agreement to issue a total of $10.0 million of convertible preferred stock to Vanguard and a subsidiary of Toronto Dominion Bank. The shares will pay a dividend of 7.5%, payable quarterly for up to five years, carry a conversion premium and can be redeemed by the Company in certain circumstances. In connection with this transaction the stock options previously granted to Vanguard will be extended such that Vanguard will have the right to purchase 2 million Geotek common shares at $15 per share ("Series A Option"), and 2 million additional shares at $16 per share ("Series B Option") until September 1, 1996. the remaining option ("Series C Option") will be adjusted such that Vanguard will have the right to purchase 3 million additional shares at $17 per share until 12 months from the exercise of the Series B Option. Vanguard will surrender its right to purchase an additional 3 million shares at $18 per share, as granted in the original transaction. Additionally, as part of this investment, Vanguard will assign 50% of its Series A Option and 14% of its Series B and Series C Options to Toronto Dominion. Closing of the transactions are subject to execution of definitive agreements.

     The Company has placed an order with Rafael Armament Development Authority of approximately $12.8 million for base stations to be used in its U.S. digital wireless communications system, of which $2.3 million has been paid as of March 31, 1995.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES


Part II. Other Information

Item 5.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits -- None

         (b)   Reports on Form 8-K

               The following reports on Form 8-K were filed by the Company during the first quarter of 1995:

               (i) Current Report on Form 8-K filed February 27, 1995 reporting the execution of an agreement in principle to acquire 120 channels of 900 MHz spectrum from Nextel Communications, Inc. in exchange for certain 800 MHz spectrum and customers owned by the Company.

                          GEOTEK COMMUNICATIONS, INC.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GEOTEK COMMUNICATIONS, INC.




                                          /s/ Yoram Bibring
Date:    May 15, 1995                    ----------------------------------
                                         Yoram Bibring
                                         Executive Vice President,
                                         Chief Operating Officer and
                                         Chief Financial Officer

                          GEOTEK COMMUNICATIONS, INC.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GEOTEK COMMUNICATIONS, INC.





Date:    May 15, 1995                    ----------------------------------
                                         Yoram Bibring
                                         Executive Vice President,
                                         Chief Operating Officer and
                                         Chief Financial Officer