Form 10-Q/A
period 1994-09-30
GEOTEK COMMUNICATIONS INC
filed 1995-05-26
CIK 844843

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   Form 10Q/A

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended         September 30, 1994

                                                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to


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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                               --
COMMON STOCK OUTSTANDING AT NOVEMBER 7, 1994:  50,120,332 SHARES

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)
                                    (Note 1)



                                              September 30, 1994    December 31,
                                                 (Unaudited)            1993*
ASSETS


Current Assets:
   Cash and equivalents                           $  47,217          $ 51,686
   Temporary investments                                                7,873
   Receivables, net                                  14,829            11,507
   Inventories                                        9,818             6,468
   Prepaid expenses and other assets                  4,771             2,516
                                                   ---------          ---------

               Total current assets                  76,635             80,050

Investments in affiliates and other
  investments                                        26,330              1,973
Property, plant and equipment, net                   22,529             17,536
Intangible assets, net                               43,997             29,741
Other assets                                          6,084              6,344
                                                    ---------         ---------
                                                  $ 175,575          $ 135,644
                                                    =========         =========


See notes to consolidated financial statements.

*Amounts have been restated as a result of the pooling with Metro Net as more fully described in Note 2.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)
                                    (Note 1)

                                                September 30,1994   December 31,
                                                     (Unaudited)         1993*

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable, banks and other                   $   6,383      $   2,996
    Current maturities, long-term debt                  26,344          1,293
    Accounts payable, trade                              6,561          8,441
    Accrued expenses and other                          13,714          8,743
                                                       ---------      ---------

       Total current liabilities                        53,002         21,473

Long-term debt                                           2,607          3,961
Other non-current liabilities                              171            745
Minority interest                                          406            221
Redeemable preferred stock                              40,000         40,000

Commitments and Contingent Liabilities

Shareholders' equity:
   Preferred stock, $.01 par value                                          3
   Common stock, $.01 par value:
     authorized 86,000,000 and 58,000,000,
     respectively; issued 50,061,000 and
     45,989,000, respectively; outstanding
     49,823,000 and 45,751,000, respectively               501            460
  Capital in excess of par value                       174,550        137,151
  Foreign currency translation adjustment                  932           (204)
  Accumulated deficit                                  (95,208)       (66,780)
  Treasury stock, at cost                               (1,386)        (1,386)
                                                       ---------     ---------
                                                        79,389         69,244
                                                       ---------     ---------
                                                    $  175,575      $ 135,644
                                                       =========     =========

See notes to consolidated financial statements.

*Amounts have been restated as a result of the pooling with Metro Net as more fully described in Note 2.



                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)
                                    (Note 1)



                                                                  Nine Months Ended                          Three Months Ended
                                                                     September 30,                              September 30,
                                                                 1994            1993*                      1994            1993*
                                                                 ----            ----                       ----            ----
Revenues:
    Net sales                                                  $31,818         $26,510                    $11,413        $10,299
    Service income                                              17,569           6,354                      6,221          5,066
                                                             --------         --------                   --------       --------
Total revenues                                                  49,387          32,864                     17,634         15,365
                                                              --------        --------                   --------       --------

Costs and expenses:
    Cost of goods sold                                          19,897          18,179                      6,996          7,200
    Cost of services                                            12,548           4,392                      4,515          3,640
    Research and development                                    14,973           8,454                      4,506          3,449
    Research and development grants                             (3,444)           (961)                    (2,028)          (719)
    Acquisition of minority interest of a subsidiary
       assigned to a research and development project                           33,581                                    33,581
    Marketing                                                   11,444           5,451                      3,849          2,349
    General and administrative                                  18,105           8,325                      6,994          3,476
    Interest expense, net and other                              2,780             675                      3,762            651
    Equity in losses of investees                                1,218               8                      1,030              8
                                                              --------        --------                   --------       --------
Total costs and expenses                                        77,521          78,104                     29,624         53,635
                                                              --------        --------                   --------       --------

Loss from continuing operations before
    minority interest                                          (28,134)        (45,240)                   (11,990)       (38,270)
Interest of others in consolidated subsidiaries                   (294)          1,532                   (    114)           329
                                                              --------        --------                   --------       --------

Loss from continuing operations                                (28,428)        (43,708)                   (12,104)       (37,941)
Gain on disposal of discontinued operations                                          323
                                                               --------        --------
Loss before cumulative effect of accounting
    change                                                     (28,428)        (43,385)                   (12,104)       (37,941)
Cumulative effect of change in fiscal year
    of subsidiary                                                              ( 1,207)
                                                              --------        --------
Net loss                                                      $(28,428)       $(44,592)                  $(12,104)      $(37,941)
                                                              --------        --------                   --------       --------

Preferred dividends and accretion                               (1,503)           (141)                  (    504)      (     32)
                                                              --------        --------                   --------       --------
                                                              ========        ========                   ========       ========
Loss applicable to common stock                               $(29,931)       $(44,733)                  $(12,608)      $(37,973

Weighted average number of common shares
    outstanding                                             49,317,000      31,744,000                 49,383,000     41,226,000

Per common share:
    Loss from continuing operations                             $(0.61)         $(1.39)                    $(0.26)        $(0.92)
    Gain on disposal of discontinued operations                                   0.01
                                                              --------        --------
    Loss before extraordinary item and
       cumulative effect                                         (0.61)          (1.38)                     (0.26)         (0.92)
    Cumulative effect of change in fiscal year
       of subsidiary                                                             (0.03)
    Net loss applicable to common shares                        $(0.61)         $(1.41)                    $(0.26)        $(0.92)
                                                                ======          ======                     ======         ======

See notes to consolidated financial statements.
*Amounts have been restated as a result of the pooling with Metro Net as more fully described in Note 2.



                                                                   GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                              as of and for the Nine Months Ended September 30, 1994
                                                                                   (In Thousands)
                                                                                   (Unaudited)



                                                                                                     Foreign
                                                                                       Capital in   Currency
                                                 Preferred Stock
                                                 ---------------    Common     Stock   Excess of   Translation Accumulated  Treasury
                                                 Shares    Amount   Shares     Amount  Par Value    Adjustment Deficit      Stock
                                                 ------    ------   ------     ------  ---------    ---------- ------------ --------

Balances, January 1, 1994*                        345       $3      45,989        460   $137,151   $   (204)   $(66,780)   $ (1,386)
Issuance of common stock and preferred
   stock:
   Exercise of warrants and options                                    664          7      1,889
   Conversion of preferred stock                                      (345)        (3)       345          3
   Issuance of shares in connection with
     acquisition of additional interest
     in Bogen                                                          233          3      3,427
   Issuance of shares to Vanguard pursuant
     to stock purchase agreement                                     2,500         25     29,225
   Issuance of shares to Vanguard pursuant
     to management consulting agreement                                180          2      1,807
   Issuance of shares in connection with
     acquisition of additional interest
     in GMSI                                                                                 150           1       1,629
   Issuance of Siegler, Collery warrants                                                     925
Preferred dividend                                                                        (1,503)
Changes in currency                                                                                    1,136
Net Loss                                                                                                         (28,428)
                                               -----       ----      ------     ------   --------   --------    --------   --------
Balances, September 30, 1994                       0          0      50,061     $  501   $174,550   $    932    $(95,208)  $ (1,386)
                                               =====       ====      ======     ======   ========   ========    ========   ========






See notes to consolidated financial statements.

*Amounts have been restated as a result of the pooling with Metro Net as a more fully described in Note 2.


                          GEOTEK COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)
                                    (Note 1)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                              -------------
                                                                                       1994                 1993*
                                                                                     --------             --------
Cash flows from operating activities:
    Net loss                                                                         $(28,428)            $(44,592)
    Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
       Minority interest                                                                  294               (1,532)
       Depreciation and amortization                                                    3,980                2,601
       Equity in net loss of investees                                                  1,218                    8
       Non-cash management consulting expense                                           1,808
       Non-cash acquisition of minority interest
          of a subsidiary assigned to a research
          and development project                                                                           33,581
       Cumulative effect on prior year of changing
          the fiscal year end of a subsidiary                                                                1,207
       Gain on disposal of discontinued operations                                                            (323)
       Bad debt reserve                                                                 3,500
       Changes in operating assets and liabilities, net                                (5,814)                 721
          Other                                                                           107                  (53)
                                                                                     --------             --------
Net cash used in operating activities                                                 (23,335)              (8,382)
                                                                                     ========             ========

Cash flows from investing activities:
    Acquisition of licenses                                                            (9,812)              (3,987)
    Net decrease in temporary investments                                               7,873
    Proceeds from sale of subsidiaries shares                                                                5,207
    Acquisitions of property and equipment                                             (6,601)              (1,626)
    Collection of notes receivable                                                                             389
    Cash invested in acquisition of
       subsidiaries, net                                                              (23,400)             (26,337)
    Restricted cash - letters of credit                                                (2,555)
    Loans receivable and other                                                         (3,748)                 (40)
                                                                                     --------             --------
Net cash provided by (used in)
    investing activities                                                             $(37,854)            $(26,783)
                                                                                     --------             --------


See notes to consolidated financial statements.

* Amounts have been restated as a result of the pooling with Metro Net as more fully describedd in Note 2.



                                                               GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                                                          (Dollars in thousands)
                                                                                (Unaudited)
                                                                                 (Note 1)


                                                                                                         Nine Months Ended
                                                                                                              September 30,
                                                                                                         ------------------
                                                                                                    1994                       1993*
                                                                                                    ----                       -----

Cash flows from financing activities:
    Net borrowing (repayments) under line-of-credit agreements                                 $   2,947                  $  (1,339)
    Proceeds from debt                                                                                                          394
    Repayments of debt                                                                              (644)                    (1,649)
    Issuance of senior secured notes and warrants                                                 24,511                     12,000
    Net proceeds from issuance of stock to Vanguard                                               29,250
    Net proceeds from stock offerings                                                                                        18,531
    Investment by others in stock of subsidiary                                                                               2,181
    Exercise of warrants and options                                                               1,896                     24,740
    Payment of preferred dividends                                                                (1,503)                       (79)
    Other                                                                                                                      (470)
                                                                                               ---------                  ---------
Net cash provided by financing activities                                                         55,987                     54,779
                                                                                               ---------                  ---------
Effect of exchange rate changes on cash                                                              733
                                                                                               ---------                  ---------
Increase (decrease) in cash and equivalents                                                       (4,469)                    19,614
Increase in cash due to a change in the fiscal
    year end of a subsidiary                                                                                                  5,638
Cash and equivalents, beginning of period                                                         51,686                      3,025
                                                                                               ---------                  ---------
Cash and equivalents, end of period                                                            $  47,217                  $  28,277
                                                                                               =========                  =========
    Supplemental cash flow information:
        Interest paid                                                                          $   1,961                  $     870
    Supplemental schedule of non-cash
        investing and financing activities:
    Summary of acquired subsidiaries:
    Fair value of assets acquired                                                                                         $   4,217
    Liabilities assumed                                                                                                   $   2,029
    Minority interest                                                                                                     $     185
    Stock issued                                                                                                          $   2,122
Issuance of common stock to acquire:
    PowerSpectrum, Inc., minority interest                                                                                $  37,405
    Bogen, Inc., remaining minority interest                                                   $   3,430
Conversion of Series A Preferred shares to
    common shares                                                                              $       3
Issuance of common stock to acquire additional
    interest in GMSI                                                                           $   1,630

See notes to consolidated financial statements.
*Amounts have been restated as a result of the pooling with Metro Net as more fully described in Note 2.

                 GEOTEK COMMUNICATIONS, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1    Basis of Presentation:

          The consolidated balance sheet of Geotek Communications Inc. (formerly Geotek Industries, Inc.) as of the end of the 1993 fiscal year has been derived from the audited consolidated balance sheet as restated for the merger of Metro Net Systems Inc. (see Note 2) in the Company's Form 8-K, filed May 19, 1994, and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of Management, all significant adjustments and normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

          Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These condensed, consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's aforementioned Form 8-K and previously filed reports on Form 10-Q.


Note 2    Acquisitions and Investments:

          In January 1994 the Company completed a tender offer, whereby its interest in Bogen increased from 91% to 99% in exchange for 230,293 shares of the Company's common stock. The shares have been valued at $3.4 million, which amount has been recorded as additional goodwill.

          In January 1994 the Company acquired through a merger all of the outstanding stock of Metro Net Systems Inc. ("Metro Net") in consideration for the issuance of 3,112,500 common shares of the Company. The merger has been accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements have been restated for all periods prior to the transaction to include the results of operations, financial positions, and cash flows of Metro Net. Metro Net is a provider of wide-area SMR services in the New York City area.

          In January 1994 the Company acquired a 49% interest in Protocall Ventures Ltd. ("Protocall") for $3.0 million. Protocall owns 25% of the nationwide license for trunked radio service in Portugal and has an interest in two regional public access mobile radio companies in Germany. In July 1994 Protocall was granted ownership interests in certain private radio licenses in Spain, and in accordance with the terms of the purchase agreement, additional consideration of $0.8 million was paid. In the event Protocall is not granted permanent licenses for certain temporary licenses it holds, a portion of the purchase price (currently held in escrow) will be returned to the Company.

                  EOTEK COMMUNICATIONS, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


          Acquisitions and Investments (contd):

          In April 1994 the Company's interest in its GMSI subsidiary (formerly known as Gandalf Mobile Systems, Inc.) increased from 66% to 76% upon the exercise of an option held by the former owner of GMSI to transfer its remaining interest in GMSI to the Company in exchange for 150,000 shares of the Company's common stock. The shares have been valued at $1.6 million, which amount has been recorded as additional goodwill.

          In July 1994 the Company acquired 49% of Preussag Bundelfunk GmbH ("PBG") for approximately $14.0 million in cash. PBG is a provider of mobile radio services in Germany, with licenses covering a territory with a population totaling approximately 8.1 million. The Company does not have a controlling interest in PBG and accounts for its investment under the equity method. Under the terms of its investment, the Company has agreed to fund PBG and, after PBG's capital is exhausted, will record 100% of PBG's losses as its share under the equity method. Due to regulatory restrictions regarding the transfer of mobile radio licenses, the Company cannot control PBG at this time. If and when regulatory approval is obtained, the remaining 51% of PBG will be transferred to the Company for no additional consideration and the Company will consolidate the results of PBG in its financial statements. The Company has guaranteed the repayment of certain debt of PBG, due in 1999, to the seller, Preussag Mobilefunk GmbH ("PMG"), of DM 3.5 million plus interest (approximately $2.4 million). This guarantee has been secured by a letter of credit.

          In August 1994 the Company acquired 49.9% of DBF Bundelfunk GmbH & Co. ("DBF") for approximately $5.3 million in cash. In addition, the Company and the seller, Quante A.G., have each committed to contribute DM 5.0 million (approximately $3.2 million) to DBF at predefined intervals over the next year. DBF is a provider of mobile radio services in Germany, holding licenses in territories complementary to that of PBG, covering a population of approximately 22.0 million. The Company and Quante were granted call and put options, respectively, for the remaining 50.1% of DBF held by Quante. Upon the exercise of either such option, the Company will pay additional consideration of between DM 9.0 million and DM 12.0 million. The Company does not have a controlling interest in DBF and will account for its investment under the equity method.

     Summarized   combined  financial   information  for  affiliated   companies
accounted for under the equity method is shown below on a 100 percent basis (in thousands).

                 GEOTEK COMMUNICATIONS, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Results of Operations for the nine months ended  September 30, 1994:

         Gross revenues                                                  $ 1,753
         Loss from operations and net loss                                 2,777


Financial position as of September 30, 1994:

     Current assets                                                      $ 4,171
     Non-current assets                                                   15,673
     Current liabilities                                                   6,108
     Non-current liabilities                                               3,999


Note 3  Long-Term Debt:

          In June 1994 the Company issued and sold senior secured notes, due September 1995, in the aggregate principal amount of $25.0 million (the "Notes"), and five-year warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $7.875 per share (the "Warrants"). The aggregate net proceeds to the Company from the issuance and sale of the Notes and Warrants was $24.5 million, of which $0.9 million has been allocated to the Warrants as well as recorded as a discount on the Notes. The Notes bear interest at the rate of 14.0% per annum, payable monthly until maturity. The Company's obligations under the Notes are secured by a pledge of the Company's shares in, and/or joint and several guarantees of, certain of the Company's subsidiaries, including PowerSpectrum Inc., National Band Three Limited, Metro Net Systems Inc., and Bogen Corporation. The proceeds were used to fund the Company's acquisitions in Germany (see
          Note 2).


Note 4   Commitments and Contingencies:


          Digital Wireless Communication System:

          The Company has committed to fund the development of the digital wireless communication system being developed by PowerSpectrum Technologies Ltd. ("PST"), its joint venture with Rafael Development Corporation ("RDC"). This commitment is limited to approximately $28.4 million, less funds received from the Chief Scientist of the Israeli Ministry of Industry and Commerce ("Chief Scientist"). Through September 30, 1994, the Company had funded approximately $17.4 of such amount. PST has placed an order with Rafael Armament Development Authority of approximately $9.4 million for base stations to be used in its U.S. digital wireless communications system, of which $1.5 million has been paid as of September 30, 1994.

                 GEOTEK COMMUNICATIONS, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

          Government Participation in Research and Development Project:

          The Chief Scientist has agreed to fund certain eligible expenditures related to the development of the digital wireless communication system by PST. Funding received from the Chief Scientist is repayable only from revenues generated by the product being developed. Such participation amounted to $6.2 million from inception of the project through September 30, 1994.

          Forward Transactions:

          In order to protect itself from losses which may arise from differences between obligations denominated in foreign currencies and dollar-denominated assets, the Company has entered into a series of forward (hedging) transactions. As of September 30, 1994, the aggregate value of these contracts was approximately $4.1 million.

          Acquisition of Licenses:

          The Company has entered into various agreements and letters of intent to acquire SMR licenses and options to acquire such licenses. The Company's aggregate contingent liability for license acquisition is approximately $2.4 million at September 30, 1994.

          FCC Waiver:

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

          Litigation:

          In June 1994 the Company filed a lawsuit against Harris Adacom Corporation B.V. ("Harris"), a Dutch corporation, to enforce its rights under a loan agreement between the parties. The Company is seeking repayment of a $3.5 million loan made to Harris in January 1994 in connection with a potential purchase transaction between the Company and Adacom Technologies Ltd. ("ATL"), an affiliate of Harris and an Israeli publicly traded company. The loan was collateralized by stock owned by Harris in ATL. At the time of the loan, the collateral had a market value in excess of $10 million and the total market value of ATL was in excess of $100 million. The purchase transaction was not consummated. In May 1994 the market value of ATL dropped dramatically and ATL became insolvent, thereby reducing the value of the collateral to practically zero. At or about the same time, creditors placed Harris into bankruptcy proceedings in the Netherlands. The Company

                  EOTEK COMMUNICATIONS, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


          Litigation (continued):

          has recently received limited information relating to the recoverability of the loan, and Management does not expect to recover the full amount of the loan. The Company is aggressively pursuing its rights under the loan in Dutch bankruptcy court and is awaiting additional information on the assets and creditors of Harris. Based upon the information currently available, it cannot be determined the amount, if any, that will ultimately be recovered; therefore, Management has decided to establish a reserve against the full amount of the loan. Accordingly, the September 30, 1994, financial statements include a charge of $3.5 million to establish this reserve.

          In response to the Company's lawsuit, Harris and its subsidiaries filed a lawsuit against the Company in the courts of the State of Israel, requesting a declaratory judgment that the Company entered into a binding agreement for the purchase by the Company of a significant interest in certain wireless communication business assets owned by ATL and subsequently breached such agreement. The plaintiffs in such action have stated an intention to file a separate claim for monetary damages and have estimated their losses to be several million dollars. The Company believes none of plaintiffs' claims in such action have any merit and are only an attempt to delay efforts to collect Harris's debt to the Company. The Company intends to defend such action vigorously.

          The Company is subject to various other legal proceedings arising in the ordinary course of business. In the opinion of Management, all such matters are without merit or are of such kind or involve such amounts as would not have a significant adverse effect on the financial position or results of operations of the Company if disposed of unfavorably.


Note 5    Preferred Stock:

          At September 30, 1994, there were 15 shares of Series E Preferred Stock issued and outstanding. At December 31, 1993, there were 345,000 of Series A Preferred Stock and 30 shares of Series E Preferred Stock issued and outstanding. In February 1994 all of the Series A Preferred shares then outstanding were converted into an equal number of common shares.

          Common Stock:

          In February 1994 the Company sold 2.5 million shares of common stock to Vanguard Cellular Systems Inc. ("Vanguard") for a total of $30 million (before expenses of $800,000). Pursuant to the stock purchase agreement, Vanguard was also granted the right to invest up to an additional $167 million in a series of related non-transferable

                 GEOTEK COMMUNICATIONS, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

          options ("Options") to purchase up to 10 million additional shares of common stock. The Options provide that in the event any of the Options expire without exercise, the remaining Options terminate immediately. Vanguard has agreed, for a period of three years after the initial purchase, not to acquire securities of the Company if such acquisition would result in Vanguard holding in excess of 20.1% of the outstanding voting securities of the Company on a fully diluted basis, provided, however, that Vanguard may acquire not more than an additional 5% if all unexpired Options are out-of-the-money.


Note 6    Interest Expense, Net and Other:

          Interest expense for the nine months ended September 30, 1994 and 1993, amounted to $1,457,000 and $1,761,000, respectively. Interest income for the nine months ended September 30, 1994 and 1993, amounted to $1,730,000 and $347,000, respectively. Interest paid to and received from related parties is not significant. Included in the September 30, 1994, financial statements is a charge of $3.5 million for a reserve against a loan receivable (see Note 4).


Note 7    Certain Related Party Transactions:

          In connection with the issuance of common shares and options to Vanguard in February 1994, the Company entered into a five-year management consulting agreement with Vanguard, pursuant to which Vanguard will provide operational and marketing support to the Company for an aggregate of 1.5 million shares of common stock. Such management consulting agreement will terminate upon Vanguard's failure to exercise any of the Options. For the period ended September 30, 1994, Vanguard earned approximately 180,000 shares pursuant to this agreement, which have been recorded at approximately $1.8 million.

          For the nine months ended September 30, 1994, the Company incurred expenses of $225,000 pursuant to its consulting agreement with the Soros Group, who are the holders of the Company's Series H redeemable preferred shares.


Note 8    Subsequent Events:

          The Company has executed two separate agreements to issue a total of 40 shares of Series I Convertible Preferred Stock at a price of $500,000 per share or total consideration of $20.0 million. The Soros Group (currently holders of 100% of the Company's Series H Cumulative

                 GEOTEK COMMUNICATIONS, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

          Subsequent Events (continued):



          Convertible Preferred Stock) has agreed to purchase 20 shares, and the Company's partner in a Korean joint venture has agreed to purchase 20 shares. The shares bear a dividend, payable quarterly in either cash or common shares, for five years at a rate of 7% per annum and carry a conversion premium. The shares are redeemable by the Company (in either cash or common shares) if the price of the Company's common stock exceeds 150% of the conversion price for any 20 days within a period of 30 consecutive days. Closing of the transaction with the Korean joint-venture partner is subject to certain regulatory approvals.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     General

     Over the past two years, the Company has aggressively restructured its business operations to reflect its strategic focus on wireless communications. To accomplish this, the Company has divested certain businesses and has consummated various transactions to develop its wireless communications business. Due to these transactions, it is difficult to compare the Company's results of operations from period to period. In addition, the Company's past operating results may not be indicative of the Company's future results of operations because of the Company's decision to become a wireless communications company. Although Management believes its current strategy will have a positive effect on the Company's results of operations in the long term, this strategy is expected to have a substantial negative effect on the Company's results of operations in the short term. The Company expects to incur substantial losses in 1994 and for the foreseeable future, attributable in part to a high investment in research and development related to its wireless communications activities.

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

     The Company's merger with Metro Net Systems Inc. ("Metro Net") in January 1994 was accounted for as a pooling of interests; therefore, the Company's 1993 financial statements have been restated to include the results of Metro Net. All amounts referred to in the following analysis include the results of Metro Net for both 1994 and 1993.

     Consolidated  revenues  for the  nine  months  ended  September  30,  1994,
amounted  to  $49.4  million,   an  increase  of  $16.5  million  or  50%  above
consolidated revenues for the same period of 1993. Revenues for wireless communications activities were $18.3 million in 1994 and $6.8 million in 1993. Revenues for communications products activities were $30.6 million in 1994 and $20.1 million in 1993. Other activities generated revenues of $0.5 million in 1994 and $6.0 million in 1993.

     During the nine months ended September 30, 1994, the Company posted a net loss from continuing operations before minority interest of $28.1 million compared to a loss of $45.2 million in 1993. The decrease in net loss from continuing operations of $17.1 million in 1994 is primarily attributable to a non-cash charge of $33.6 million recorded in 1993 for the purchase of incomplete research and development in connection with the acquisition of a minority interest in the Company's

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   continued


U.S. wireless subsidiary. In 1994 the Company continued to experience an increase in costs associated with its focus on wireless communications, including increases of $4.6 million of research and development and $6.8 million of preparatory costs for the rollout of U.S. network (including general and administrative costs). In addition, the Company recorded a charge of $3.5 million as a reserve against a loan receivable (see Note 4 to the accompanying financial statements).

Wireless Communications Activities

     Revenues from wireless communications activities for the nine months ended September 30, 1994, were $18.3 million, an increase of $11.5 million from 1993. Year-to-year comparisons are not meaningful, due to the acquisition of National Band Three Ltd. ("NBTL") on July 1, 1993, and GMSI Inc. ("GMSI") on May 1, 1993. The Company's 1993 results include the results of these subsidiaries from their date of acquisition forward, while the results for 1994 include the results of these subsidiaries for nine months. On a pro forma basis, however, assuming each of the acquisitions had occurred January 1, 1993, revenues increased by 15.8% from $15.8 million in 1993 to $18.3 million in 1994. The increase in pro forma revenues is primarily attributable to an increase in the number of subscribers using the NBTL network.

     The wireless activities generated a loss before net interest expense and amortization for the nine months ended September 30, 1994, of $23.8 million compared to a loss of $44.1 million in 1993. Of the loss in 1994, $15.0 million was related to research and development, which was partially offset by grants of $3.4 million, and $10.3 million was attributable to operating, premarketing, and general and administrative expenses associated with the rollout of the U.S. network. For the nine months ended September 30, 1994, the Company's share of the losses of its recently acquired networks in Germany, Protocall Ventures Ltd. and other wireless ventures, totaled $1.2 million. These networks have only recently begun operations and subscriber revenues do not cover operating expenses. It is expected that these networks will continue to generate losses in the near term. A substantial portion of these losses will be funded by the Company.

     In the first quarter of 1993, the Company's PowerSpectrum Inc. subsidiary ("PSI") changed its fiscal year end to December 31. This change was accounted for as a change in accounting principle and as such recorded a charge of $1.2 million. Minority interest in the losses of PSI amounted to $1.2 million for the nine months ended September 30, 1993.

                 GEOTEK COMMUNICATIONS, INC., AND SUBSIDIARIES

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   continued

Communications Products Activities

     Revenues from the sale of communications products in the nine months ended September 30, 1994, were $30.6 million, which represented an increase of 52% compared to revenues of $20.1 million in 1993. Income from continuing operations before net interest expense, amortization expense, and minority interest for the nine months ended September 30, 1994, was $1.4 million compared to income of $0.6 million in 1993. The increase in revenues of $10.5 million is attributable primarily to sales by the Company's Bogen Communications subsidiary ("Bogen") of products introduced in the second half of 1993 as well as increased sales by the Company's Speech Design subsidiary.

     Cost of goods sold for the nine months ended September 30, 1994, amounted to $18.3 million or 59.9% of sales compared to $12.0 million or 59.8% of sales in 1993. The new products introduced by Bogen are typically sold at a lower margin than Bogen's traditional products, causing a reduction of the average gross margin. This factor was offset in the first half of 1994 by higher margins on Speech Design's products, therefore, overall margins remained relatively constant. Marketing expenses amounted to $6.9 million in 1994, an increase of $2.7 million or 63% over expenses of $4.2 million in 1993. The increase is largely the result of higher revenue levels in general and higher distribution costs for Bogen's new products. General and administrative expenses increased by 29% from $2.0 million in 1993 to $2.6 million in 1994. The increases in general and administrative expenses are directly related to the higher revenue levels at both Bogen and Speech Design.

Other Activities

     The Company's other activities generated a loss before net interest expense, amortization, and other charges for the nine months ended September 30, 1994, of $1.1 million compared to a loss of $0.4 million for the same period in 1993. Revenues from these activities were $0.5 million in 1994, compared to revenues of $6.0 million in 1993. The decrease in revenues is primarily caused by the disposal by the Company of Oram Electric Industries Ltd., Oram Power Supplies (1990) Ltd., and Geopower Inc. In 1993 these entities generated a net loss of $0.3 million. Operating losses at the Company's Geotest subsidiary increased from $0.6 million in 1993 to $1.4 million in 1994. In addition, the Company recorded a charge of $3.5 million as a reserve against a loan receivable (see Note 4 to the accompanying financial statements).

     On a consolidated basis, interest expense decreased and interest income increased because the Company's improved cash position allowed for the repayment of debt and the investment of excess cash. Amortization expense increased from $0.6 million in 1993 to $1.9 million in 1994 because of the Company's 1993 acquisitions.

                 GEOTEK COMMUNICATIONS, INC., AND SUBSIDIARIES

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   continued

Liquidity and Capital Resources

     The Company requires significant capital to implement its wireless communications strategy. In order to effect its strategy, the Company increased its debt borrowing and entered into a series of transactions, including the sale of equity, mainly to strategic partners. At September 30, 1994, the Company had $47.4 million of cash, equivalents, and temporary investments. Based upon current operating plans, the Company believes it has sufficient funds to meet its needs for the next 12 months. Nevertheless, additional acquisitions of spectrum or businesses may create the need foradditional capital. On a long-term basis, the Company will require additional capital to complete the planned rollout of its wireless communications service ("GEONET") in 35 cities in the United States by the end of 1997, to upgrade and expand NBTL's network in the United Kingdom, to repay debt, to fund its recently acquired German wireless networks, and to make acquisitions of businesses in the fields of communications and spectrum in the United States and internationally.

     The following discussion of liquidity and capital resources, among other things, compares the Company's financial and cash position as of September 30, 1994, to the Company's financial and cash position as of December 31, 1993, adjusted for the transaction with Metro Net.

     During the nine months ended September 30, 1994, cash, equivalents, and temporary investments decreased by $12.3 million to $47.2 million, while working capital decreased by $35.0 million to $23.6 million as of September 30, 1994.

     Cash utilized in connection with continuing operating activities for the nine months ended September 30, 1994, amounted to $23.3 million.

     Cash outflows from investing activities were $37.9 million. The Company invested $15.4 million in the acquisition and subsequent funding of a 49% interest in Preussag Bundelfunk GmbH ("PBG") and $6.8 million in the acquisition and funding of a 49.9% interest in DBF Bundelfunk GmbH & Co. ("DBF"). PBG and DBF are providers of private mobile radio services in Germany, holding licenses in territories covering a population of approximately 30 million. The Company has agreed to fund the operating and capital needs of PBG. In addition, the Company and the seller of DBF have each committed to invest approximately $3.2 million in DBF over the next year, of which $1.3 million had been invested as of September 30, 1994. The Company has guaranteed an obligation of PBG, due in 1999, to the seller of approximately $2.4 million. This guarantee is supported by a letter of credit. Cash of $2.6 million has been restricted as collateral for letters of credit and other bank transactions.

                 GEOTEK COMMUNICATIONS, INC., AND SUBSIDIARIES

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   continued

     The Company expended $6.6 million on acquisitions of property and equipment and $9.8 million on SMR licenses in the United States and extended a loan of $3.5 million to Harris Adacom Corporation B.V. in January 1994. (See Note 4 to the accompanying financial statements.)

     In January 1994 the Company acquired all the outstanding shares of Metro Net in exchange for 3,112,500 shares of Common Stock. The Company did not pay cash in connection with this acquisition (except for related expenses).

     The Company's financing activities provided cash of $56.0 million. In February 1994 the Company completed the sale of 2.5 million shares of Common Stock to Vanguard. Net proceeds of the sale were $29.2 million. The Company also granted Vanguard the right to invest up to an additional $167.0 million through a series of related nontransferable options to purchase up to an additional 10 million shares of Common Stock. Additionally, the Company received net proceeds from the exercise by various parties of warrants and options of approximately $1.9 million in the nine months ended September 30, 1994.

     In June 1994 the Company issued and sold senior secured notes, due in September 1995, with an aggregate principal amount of $25.0 million and warrants to purchase 300,000 shares of the Company's Common Stock. Net proceeds from the sale amounted to $24.5 million and were used to finance the Company's acquisitions in Germany.

     Net borrowings under the short-term lines of credit were $2.9 million. In August 1994 the Company's Bogen subsidiary completed negotiations on the establishment of a one-year $10 million working capital line. Dividends of $1.5 million were paid on the Series H redeemable Convertible Preferred Stock.

     The Company has reached agreement for the private placement of Cumulative Convertible Preferred Shares in consideration for $20.0 million. The shares will pay a dividend of 7% per annum for five years, carry a conversion premium, and be redeemable by the Company under certain circumstances. Closing of one of the transactions is subject to regulatory approval. It is anticipated that the transactions will be consummated in December 1994.

     The Company has entered into various agreements and letters of intent to acquire SMR licenses and options to acquire such licenses in the 900 MHz band. As of September 30, 1994, the Company's contingent liability relating to such purchases and option agreements was approximately $2.4 million.

                 GEOTEK COMMUNICATIONS, INC., AND SUBSIDIARIES

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   continued

         The Company has committed to fund the development of the digital wireless communication system being developed by its joint venture with RDC. This commitment is limited to approximately $28.4 million, less funds received from the Chief Scientist of the Israeli Ministry of Industry and Commerce. Through September 30, 1994, the Company had funded $17.4 million of such amount. Participation of the Chief Scientist from inception of the development project amounted to $6.2 million. The Company has placed an order with Rafael Armament Development Authority of approximately $9.4 million for base stations to be used in its U.S. digital wireless communications system, of which $1.5 million has been paid as of September 30, 1994.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

PART II  OTHER INFORMATION

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -- None

     (b) Reports on Form 8-K

         The following reports on Form 8-K were filed by the Company during the third quarter of 1994:

         (i) Current Report on Form 8-K, filed July 19, 1994, reporting (a) the consummation of the Company's acquisition of a 49% interest in Preussag Bundelfunk GmbH ("PBG") for approximately $14.0 million in cash, and (b) the Company's acquisition of a 49.9% interest in DBF Bundelfunk GmbH & Co. ("DBF") for approximately $8.5 million in cash, of which approximately $3.2 million will be invested in DBF. Both PBG and DBF provide wireless communication services in Germany.

       (ii) Current Report on Form 8-K, filed August 16, 1994, reporting the consummation of the Company's acquisition of DBF.

       (iii) Amendment 1 on Form 8-K/A, filed September 14, 1994, to the Current Report on Form 8-K, filed July 19, 1994, amending Item 7 thereof. Reported therein is the acquisition of a 49% interest in PBG. Filed pursuant to Item 7 therewith were financial statements and pro forma information in connection with the transaction.

                                   Signature



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 26, 1995                      GEOTEK COMMUNICATIONS, INC.



                                          /s/ Yoram Bibring
                                          -----------------
                                              Yoram Bibring
                                              Executive Vice President,
                                              Chief Financial Officer, and
                                              Chief Operating Officer