Form 10-K/A
period 1994-12-31
GEOTEK COMMUNICATIONS INC
filed 1995-05-26
CIK 844843

---------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-K/A


     (Mark One)

[X] Amendment No. 2 to Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934 [No Fee Required] for the transition period from _____ to _____

Commission file number 0-17581

                          GEOTEK COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                 22-2358635
        (State of Incorporation)            (I.R.S. Employer Identification No.)

  20 Craig Road, Montvale, New Jersey                       07646
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (201) 930-9305

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 Par Value
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES X    NO __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. [X}

     As of March 29, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $349,281,269.

     As of March 1, 1995, the number of outstanding shares of the Registrant's Common Stock was approximately 51,094,677.

     The undersigned Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1994 as set forth in the pages attached hereto.


     ---------------------------------------------------------------------


                              Page 1 of     Pages

                          GEOTEK COMMUNICATIONS, INC.
                                   FORM 10-K
                               TABLE OF CONTENTS
                                                                          PAGE
Part I                                                                    ----
- ------
Item   1.  Business........................................................   1
       2.  Properties .....................................................  15
       3.  Legal Proceedings ..............................................  15
       4.  Submission of Matters to a Vote of
              Security Holders.............................................  16

Part II
- -------
       5.  Market for Registrant's Common Equity and Related
              Stockholder Matters..........................................  16
       6.  Selected Financial Data.........................................  17
       7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................  18
       8.  Financial Statements and Supplementary Data.....................  23
       9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.......................

Part III
- --------
      10.  Directors and Executive Officers of the
              Registrant...................................................  25
      11.  Executive Compensation..........................................  25
      12.  Security Ownership of Certain Beneficial
              Owners and Management........................................  25
      13.  Certain Relationships and Related
              Transactions.................................................  25

Part IV
- -------
      14.  Exhibits, Financial Statement Schedules and Reports on
              Form 8-K.....................................................  26

                                     PART I

Item 1.  BUSINESS

     Geotek Communications, Inc. (the "Company" or the "Registrant"), through its subsidiaries and investments currently provides specialized mobile radio or equivalent ("SMR") services to approximately 65,000 subscribers in the United States, the United Kingdom and Germany. The Company intends to become a leading international provider of integrated, multi-function, digital wireless communications services to businesses. The Company intends to deploy, in the United States, a digital wireless voice and data network utilizing advanced technologies which it believes will increase the capacity of its radio spectrum and improve the quality and security of the Company's wireless communications services relative to traditional analog wireless systems. The Company has acquired, and intends to continue acquiring, 900 MHz SMR licenses in cities throughout the United States and to make strategic acquisitions of spectrum and operating networks worldwide. To date, the Company and its subsidiaries have acquired or have entered into agreements to acquire 120 SMR licenses covering 36 of the largest U.S. markets, with a combined population of over 120 million. The Company also is engaged in the development, manufacture and marketing of communications products and electronics testing products. The Company is a Delaware corporation whose principal executive offices are located at 20 Craig Road, Montvale, New Jersey 07645 and its telephone number is (201) 930-9305.

Company History

     The Company was formed in February 1989 when Patlex Corporation ("Patlex") transferred certain manufacturing assets, primarily in the defense industry, to the Company and distributed shares of the Company's Common Stock to the stockholders of Patlex. In early 1992, the Company refocused its resources in the fields of communications products and services because it believed these industries provided greater growth and profit potential than its defense-related businesses, which it has since divested, and has entered into the following transactions in furtherance of that direction:

- -- In July 1992, the Company entered into a joint venture with Rafael Armament Development Authority ("Rafael"), an agency of the government of Israel, for
    the   commercialization  and  further  development  of  a  digital  wireless
    communications   system  based  on  a  frequency   hopping  spread  spectrum
    technology  previously  developed  by  Rafael  for  military   applications,
    Frequency Hopping Multiple Access ("FHMA")(TM). The Company holds the non-Israel, worldwide rights to license, market, distribute and sell digital wireless communications systems utilizing FHMA(TM) technology.

- -- At or about the same time, the Company began a 900 MHz spectrum acquisition program in the United States to implement its wireless communications strategy. The Company currently owns, manages (with options to acquire) or has entered into agreements to acquire licenses representing 1200 channels. These licenses cover 36 cities with a combined population of over 120 million and over two million businesses.

- -- In May 1993, the Company acquired a 66% interest in GMSI, Inc. ("GMSI"), a Canadian corporation which develops, manufactures, and sells various systems for the worldwide mobile data market and has a substantial position in the market for data dispatch systems for taxicabs, limousines and similar fleets in North America. On May 2, 1994, the Company increased its ownership of GMSI to 76%.

- -- In July 1993, the Company acquired all of the outstanding stock of National Band Three Limited ("NB3"). NB3 is the largest provider of SMR type dispatch voice and data communication services in the United Kingdom and owns the only national public access mobile radio (the United Kingdom SMR equivalent) license in Great Britain, which covers an area with a population of approximately 48 million (representing 85% of the United Kingdom population and 90% of its business population). NB3 provides dispatch voice and data communications throughout Great Britain to approximately 50,000 subscribers. NB3's wireless communications network targets mobile business users with distribution and field service organizations as well as other businesses which want to maintain contact with a mobile staff.

- -- In December 1993, the Company formed a strategic alliance with a group of investors affiliated with George Soros (the "Soros Group"). In connection
    therewith,   the  Company  sold  444,445   shares  of  Series  H  Cumulative

    Convertible Participating Preferred Stock,(the "Series H Stock") to the Soros Group for $40 million. Each share of Series H Stock is convertible into ten shares of Common Stock. Each share of Series H Stock also entitles the holder thereof to vote on all matters voted on by holders of Common Stock as if such Series H Stock had already been converted. The stated value of the Series H Stock is $90 per share, and each share carries a cumulative annual preferred dividend of 5% of the stated value thereof, payable quarterly for a five-year period from the date of issuance.

     The Soros Group invested an additional $10 million in December 1994 through the purchase of 20 shares of Series I Cumulative Convertible Preferred Stock (The "Series I Stock"). The Series I Stock is convertible into an aggregate of 851,064 shares of common stock and the holders of the Series I Stock vote on all matters voted on by holders of Common Stock as if such Series I Stock had already been converted. The stated value of the Series I Stock is $500,000 per share, and each share carries a cumulative annual preferred dividend of 7% of the stated value thereof, payable quarterly for a five-year period from the date of issuance. Dividends may be paid in shares of Common Stock of the Company, at the Company's option.

- -- In January 1994, the Company acquired a 49% interest in Protocall Ventures, Ltd. ("Protocall") which has interests in trunked radio networks (an SMR equivalent) in Portugal, Spain, Romania, and Germany.

- -- In January 1994, the Company acquired, through a merger, all of the outstanding stock of Metro Net Systems, Inc. ("MetroNet") in consideration for the issuance of 3,112,500 common shares of the Company. The merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the acquisition to include the results of operations, financial position and cash flows of MetroNet. The effect of the merger on the results of operations in the period in which the pooling of interests occurred is immaterial. MetroNet is a provider of wide area SMR services in the New York City area.

- -- In February 1994, Vanguard Cellular Systems, Inc. ("Vanguard"), a leading independent cellular provider, purchased 2.5 million shares of Common Stock for $30 million. The Company granted Vanguard options to purchase 10 million additional shares of Common Stock for an aggregate consideration of $167
    million  (the  "Vanguard  Options").   The  Company  draws  upon  Vanguard's
    expertise in the implementation of GEONET(TM) and in connection therewith will issue to Vanguard, for a five-year period from the date of the transaction, 300,000 shares of Common Stock per year as a management consulting fee. Three hundred thousand shares were issued in February 1995 under the terms of the agreement for services rendered.

         Pursuant to the Purchase Agreement and the Vanguard Options, Vanguard has the right to purchase two million shares of Common Stock at $15.00 per share, expiring on the later of (i) February 23, 1995 or (ii) commercial validation (as defined therein) of the Company's first FHMA(TM) system (the "Series A Option"). Vanguard also has the right to acquire two million shares of Common Stock at $16.00 per share, expiring twelve months after the expiration of the Series A Option (the "Series B Option"), subject to immediate termination if the Series A Option expires unexercised (the
    "Series B Expiration Date"). Vanguard was also granted a third option to acquire three million shares of Common Stock at $17.00 per share and three million shares of Common Stock at $18.00 per share (the "Series C Option"), expiring twelve months after the Series B Expiration Date, subject to immediate termination if either the Series A Option or the Series B Option expires unexercised. In the case of the Series B Option and the Series C Option, Vanguard may give the Company notice of a six-month extension of the respective expiration dates thereof, provided that in the event of such an extension, the exercise prices of the Series B Option and the Series C Option, as applicable, shall be increased by an amount equal to the respective exercise price multiplied by the annualized interest rate of the prime rate then in effect plus one percent.

     In connection with the closing of the transaction, Vanguard President and CEO Haynes G. Griffin was elected to the Board of Directors. Upon exercise of the Series Option, Vanguard will have the right to elect an additional director. Upon exercise of the Series C Option, Vanguard will be entitled to designate one additional member of the Board of Directors of the Company, if necessary to provide representation proportional to its equity ownership at that time.

- -- In July 1994, the Company acquired a 49% equity interest in Preussag Bundelfunk GmbH ("Preussag"), a provider of trunked mobile radio service in the Hamburg, Leipzig, Nurnberg and Munster/Osnabruck regions of Germany. Subject to regulatory approvals, the Company expects to acquire the remainder of Preussag during 1995 for no additional consideration. In August 1994, the Company acquired a 49.9% equity interest in DBF Bundelfunk GmbH & Co. Betriebs KG ("DBF"), a provider of trunked mobile radio service in the Rhein Ruhr Berlin, Hannover and Bremen regions of German from Quante A.G. ("Quante"). In March 1995, the Company was notified by Quante that it intends to exercise its option to sell its remaining 50.1% interest in DBF. This transaction, which is subject to regulatory approvals, is expected to be consummated in 1995. The DBF and Preussag networks cover a population of
    approximately   30  million  and  provide   dispatch,   telephony  and  data
    communications services under the "RegioNet" trade name.

- -- On March 24, 1995, the Company entered into an agreement with Nextel Communications, Inc. ("Nextel") to exchange its New York City 800 MHz analog SMR network, for 130 channels (which includes an option to acquire 10 channels) at 900 MHz in seven major markets. The closing of the transaction is subject to regulatory approvals, among other conditions.

- -- In March 1995, the Company entered into an agreement in principle to transfer its subsidiaries, Bogen Communications, Inc. ("Bogen") and Speech Design GmbH ("Speech Design"), to European Gateway Acquisition Corporation ("EGAC"). At closing, the Company expects to receive approximately $10 million in cash and shares representing approximately 51-55% of the outstanding stock of EGAC. The agreement provides that the Company will receive additional consideration based on the earnings of Bogen and Speech Design for a two-year period following the closing. Under certain conditions the Company's ownership interest in EGAC may fall below 50%. In such an event, the Company expects to receive additional cash consideration and will maintain control of EGAC through October 1997, through a shareholders agreement. The closing of the transaction is subject to certain conditions, including EGAC shareholder approval.


Wireless Communications Activities

Overview

     The Company currently provides analog SMR services in the United States, the United Kingdom and Germany and intends to offer advanced cost-effective communications services capable of being designed to meet the specific communications needs of different business users.

     In the United States, the Company's digital wireless network, GEONET(TM), will offer when fully implemented an integrated, easy-to-use package of high quality communications products, including basic (push-to-talk) and premium (full duplex) voice dispatch, telephony (interconnect), data dispatch/paging, circuit and packet data, advanced vehicle location, or combinations thereof. In addition, GEONET(TM) will offer its users customized software applications to maximize the benefits of its wireless data services. GEONET(TM) is designed to permit businesses to configure their mobile workforces into any number or combination of segments and to provide each segment with different communications capabilities depending on their particular needs. The Company believes these features will provide meaningful product differentiation in the marketplace.

     The Company will target its product offerings at the approximately 25 million mobile business users in the United States with particular focus on small to medium-size businesses demonstrating a high usage of wireless communications. GEONET(TM) will deliver to these users high quality service with cost-effective integration of features. The Company will market its services through various distribution channels. As of March 27, 1995, the Company had entered into exclusive agreements with more than 25 dealers in Philadelphia, New York, Boston and Washington, D.C. to sell the Company's digital wireless products and services.

     The Company believes its subscriber terminals also will provide differentiation with a high level of combined functionality and ease of operation. The Company's enhanced mobile terminal features a large screen for the display of user option menus, messages or other data. The enhanced mobile terminal is being manufactured by Mitsubishi Consumer Electronics America. These units will be available upon the commencement of GEONET(TM) service.

     In March 1995, the Company entered into an interim contract with Hughes Network Systems ("HNS"), a unit of GM Hughes Electronics, to design and manufacture portable subscriber terminals. HNS and the Company will share all development costs relating to the portable terminal equally. The agreement with HNS contemplates availability of the portable unit during the second quarter of 1996.

     The Company will also offer a vehicle mounted mobile unit beginning by the fourth quarter of 1995, to be manufactured by HNS and based upon the design of HNS's mobile digital cellular handset.

     The Company intends to initiate the roll-out of GEONET(TM) in the United States in 1995 and to have commenced service in 36 cities by 1997. In 1995, the Company expects to commence commercial operation in Philadelphia and in several additional markets including New York, Boston, Washington, D.C. and Baltimore.

     To implement GEONET(TM), the Company must first identify, and procure leases and permits for, the sites at which the network's base station and microsites are to be located. The Company has completed its propagation analysis, which involves the identification, through sophisticated software programs and engineering analysis, of the optimal areas for the placement of GEONET(TM) base stations and microsites. Additionally, the Company has begun obtaining leases and permits to install GEONET(TM) base stations and microsites. The Company has entered into leases and has received the necessary permits to install and operate its base stations in Philadelphia and Washington, D.C., and is in the process of securing sites in New York, Boston, and Baltimore. Preparation of each site, which includes ventilation and air conditioning, grounding and equipment installation, testing and optimization, is expected to take six to eight weeks.

     The Company believes that it will effectively implement GEONET(TM). However, there can be no assurance that such implementation will occur or that it will occur on a timely basis. The Company's roll-out schedule may be reviewed and revised from time to time in light of changing conditions, including availability of financial resources. See "Liquidity and Capital Resources." In addition, the Company's ability to proceed with the roll-out of GEONET(TM) will also be subject to successful negotiation and acquisition of site leases, and the timing of the roll-out will be subject to normal construction and other delays. Thus, it is possible that certain elements of the Company's roll-out plan will not be commenced or completed on schedule or that such plan will be modified.

     The Company has pursued strategic acquisitions and partnerships to enhance its operational expertise and to expand its opportunities. Accordingly, in order to implement the GEONET(TM) roll-out, the Company intends to draw upon the operational and marketing experience of NB3 and Vanguard. The Company will continue to seek other strategic relationships and opportunities.


FHMA(TM) Technology

     Through its FHMA(TM) technology, the Company believes that it will be able to implement GEONET(TM) utilizing significantly fewer frequencies at lower infrastructure and operating costs than systems utilizing other available radio technologies. The Company believes these cost savings will afford it a competitive advantage. Geotek's FHMA(TM) technology combines several proven digital wireless technologies, including Time Division Multiple Access ("TDMA"), voice multiplexing and frequency hopping. The Company believes a system combining these technologies will allow it to increase the capacity of its radio spectrum by more than 20 times traditional analog SMR capacity and to provide secure, high quality communications.

     While each of TDMA, voice multiplexing and frequency hopping has been employed in commercial or military applications, these technologies have not been previously combined into an integrated communications system. Although the Company believes that it will effectively develop its FHMA(TM) network for use in GEONET(TM) and that it will successfully integrate subcomponents being developed by third parties, there can be no assurance that these development efforts will be completed on a timely basis, if at all. The Company has been operating validation systems in Haifa, Israel since August 1994 and in Philadelphia, Pennsylvania since October 1994.

     Geotek's FHMA(TM) technology enables frequency reuse in adjacent geographic areas. The ability to reuse frequencies will enable the Company to increase the capacity of its radio spectrum. Typically in wireless communications applications, it is not possible to reuse the same frequency in adjacent areas due to interference which generally results when two transmission signals share the same frequency. FHMA(TM) technology permits the reuse of radio spectrum in adjacent sectors by breaking down a transmission signal into many small components and having each component hop from frequency to frequency within a predetermined sequence. Different frequency hopping sequences sets are then used in adjacent areas to minimize interference. Finally, FHMA(TM) technology employs an advanced error correction feature which restores transmitted signals in the event of interference.

     In each market, GEONET(TM) will utilize a macrocellular configuration consisting of one centrally located base station (macrocell) with a common system controller and several remote sectors connected to the macrocell by microwave, fiber or other means. Areas of high use or poor transmission quality will be served by microsites, simple antenna relays that improve signal quality to that area. The system's use of a central base station, and its ability to reuse frequencies, will enable the Company to divide each macrocell coverage area into several sectors. The Company believes its macrocell approach will enable it to reduce the infrastructure cost required to service a market relative to the multicell approach employed in conventional cellular systems. In contrast to the Company's macrocell configuration, conventional cellular system operators are required to build multiple overlapping "cells," sometimes dozens or hundreds in a market, each with its own low power transmission station in order to reuse frequencies. In addition, the Company believes that its macrocell architecture will allow it to initiate service in a given market at a lower cost and attain profitability with fewer subscribers than its competitors. The
Company also believes that GEONET(TM) will be less expensive to operate than a multicell system. Moreover, the Company's ability to reuse frequencies will enable it to increase, at a relatively low cost, the capacity of GEONET(TM) as such capacity is needed by further sectorizing a macrocell or adding sectors.

     Geotek's FHMA(TM) technology is being developed for commercial communications applications in Israel by the Company's joint venture with Rafael. Rafael is one of the largest research and development organizations in Israel and has invested substantial resources over the past fifteen years to develop and refine frequency hopping for various military applications. The Company owns a 56% interest in the joint venture, on a fully diluted basis, and holds the worldwide rights to license, market, distribute and sell FHMA(TM)-based systems which are developed by the joint venture. The Company has committed to fund the development of its digital wireless communications system through the joint venture with Rafael. The program is being coordinated by the Company's technical team which is also involved in system integration activities. The joint venture is responsible for the development and manufacture of the base stations and the validation system. A number of established engineering and manufacturing firms located in Israel, the United Kingdom and the United States have been contracted to provide various aspects of the GEONET(TM) technology and components. These firms include PA Consulting Services Ltd. (commercial subscriber radio design), Digital Voice Systems, Inc. (vocoder), Tadiran Limited (switches), Orckit Communications Ltd. (system software design) and Analog Devices Inc. (ASIC chip set for subscriber unit).

     PST, in parallel with its system integration activities, is also responsible for developing a Commercial Subscriber Unit ("CSU") based on the FHMA(TM) technology. The CSU project is being funded by the Company and a number of established engineering and manufacturing firms have been contracted to provide various aspects of the program. These firms include: PA Consultants (commercial subscriber radio), Orckit Ltd. (baseband chipset), Mitsubishi Consumer Electronics America (manufacture of vehicular subscriber units) and Hughes Network Systems (miniaturization of radio, design of portable subscriber terminal and manufacture of vehicle mounted mobile handsets).

International Operations

     NB3 operates under the only national SMR equivalent license covering a population of approximately 48 million throughout Great Britain. NB3 provides services to business users with distribution and field service organizations that want to maintain contact with a mobile staff. NB3's major customers include providers of domestic and commercial maintenance services, haulers and couriers. The Company believes that NB3, which was formed in early 1992 upon the merger of the competing radio communications networks of GEC and Vodafone, will benefit from increased marketing efforts aimed at increasing its utilization by business users.

     The Company intends to take advantage of NB3's position as the only United Kingdom SMR equivalent provider with a national license. The Company currently is focusing its marketing efforts on businesses utilizing their own private radio networks and emphasize NB3's wide coverage area and voice and data capabilities. The Company believes that the same competitive pressures for improved field services which exist in the United States are present in the United Kingdom. These pressures should assist the Company in migrating private radio network users to the NB3 network. The NB3 network is currently an analog system which utilizes a series of overlapping cells in conjunction with large switching stations. The NB3 network currently consists of approximately 100 base stations and three switching stations. NB3 anticipates increasing the capacity of its analog system to approximately 65,000- 70,000 subscribers. Approximately 50,000 subscribers currently utilize the NB3 network. The Company is evaluating the possibility of setting up a nationwide digital network in the United Kingdom.

     During the third quarter of 1994, the Company consummated the acquisitions of the 49% equity interest in Preussag Bundelfunk GmbH and the 49.9% equity interest of DBF Bundelfunk GmbH. As described elsewhere, the Company expects to obtain the remaining interest in the two networks during 1995, subject to governmental approval.

     Immediately following the acquisitions, the Company began to participate in the management of the two networks which were only partially built with a combined subscriber base of approximately 3,000 subscribers. The two networks cover a total of 8 major regions in the northern part of Germany with a population of approximately 28 million.

     A new management team today leads both networks as one, to improve the key parameters which the Company's management believes are essential for the long-term success of the networks, which include completing an efficient roll out of the two networks (based on analog equipment), building effective distribution channels and adding new subscribers, and creating differentiation for the network by offering wireless data applications and other products. To achieve these goals, the Company's contribution includes the operating experience accumulated at NB3 as well as other expertise and products utilized in other parts of the Company.

     The networks today have approximately 6,500 subscribers and the estimated 1995 capital expenditures of the two networks total $3 million.

     The Company intends to expand its position internationally. The Company believes that the mobile communications needs of businesses worldwide are converging. The Company also believes that it is well-positioned to capitalize on attractive opportunities to obtain ownership positions in trunked mobile radio licenses in various parts of the world. The Company intends to pursue the acquisition of frequencies or SMR operators in several additional countries and to pursue additional international opportunities.

Competition

     In the United States the Company intends to provide an integrated approach to customer needs, offering a family of communications services to business users and expects to experience competition for each type of service it intends to offer. The Company believes that its targeted business customers currently do not have access to the quality and array of services to be provided by the Company, and that such services will meaningfully differentiate the Company from other wireless providers. Many of the current major competitors presently offer generic services, such as dispatch, cellular telephony, paging or access to public data and electronic mail services. The Company intends to target certain customers of these services for whom the GEONET(TM) integrated service package is expected to offer a cost-effective communications solution, and other prospective customers today forgoing the use of multiple mobile wireless communications services because of the inadequacies of private and SMR systems and the inefficiencies and costs associated with a combined use of wireless services such as cellular and paging.

     Cellular telephony companies are the dominant providers of wireless voice communications. Many of the Company's competitors, including cellular and ESMR operators, are larger companies and have significantly greater financial resources than the Company.

     Several large SMR providers are positioning themselves to compete for wireless voice and data traffic and have announced plans to construct digital ESMR networks utilizing equipment manufactured primarily by Motorola. Primary among those operators is Nextel Communications, Inc. ("Nextel"). Nextel has secured a significant number of 800 MHz SMR channels in top 20. The other large SMR operators that are positioned to provide wireless voice services are OneComm Corp., Dial Page and Pittencrieff Communications, Inc. Motorola has announced agreements to transfer its 800 MHz SMR licenses to Nextel, OneComm and Dial Page in consideration for equity positions in those companies. Prior to these transactions Motorola was the largest provider of SMR services in the U.S. and remains the largest SMR service provider in the 900 MHz band utilizing analog equipment. In 1994, Nextel announced plans to acquire One Comm and Dial Page. The remaining SMR licensees offer a combination of dispatch (the traditional service provided by SMR licensees) and telephony over relatively discrete market areas. The Company also expects to experience competition for traditional trunked mobile radio customers from operators utilizing frequencies in the 220 MHz band. Also, there exist two data communications services, which may result in competition for the data capabilities to be offered as part of the Company's integrated package.

     In addition, the Company experiences competition from manufacturers of private network equipment. These manufacturers target existing private network operators and SMR customers and urge them to build or upgrade their own private networks rather than utilize SMR service providers.

     The Company faces possible competition from other radio operators for channels that may be allocated by the FCC in the future, other two-way radio systems, paging services, and new wireless communications technologies such as personal communications systems ("PCS"). During the past year, the FCC has allocated spectrum for the operation of PCS systems and began the process of conducting auctions for PCS spectrum. When such PCS systems are operational, they may provide services competitive with those offered by the Company now and in the future. Moreover, the FCC is expected to make additional spectrum available in the future for other mobile communications services that may be competitive with services provided by the Company.

     In the United Kingdom, NB3 competes for customers with regional SMR equivalent systems and from private radio networks. Additionally, NB3 competes for customers with cellular providers PCS-like services, and wireless data.

     In Germany, DBF and PBG compete with two large regional operators of SMR equivalent systems. Operators also face competition from cellular networks, a PCS network and wireless data networks.

Government and Industry Regulation

     The construction, operation and acquisition of SMR systems in the United States is regulated by the FCC under the Communications Act of 1934 (the "Communications Act"), and pursuant to the FCC's rules and policies adopted thereunder. The FCC grants five year SMR licenses to the extent frequencies are available in a particular location. Licenses may be renewed for additional five year terms upon demonstrating compliance with FCC regulations. In October 1992, the Company submitted a waiver request to the FCC in connection with certain rules and regulations covered under Part 90 of the FCC rules. Specifically, the Company requested an extension of the construction deadline for certain systems it has agreed to acquire so GEONET(TM) could be installed by 1997. On June 29, 1993, the FCC granted such waiver request extending the deadline for the construction and loading of the Company's 900 MHz SMR systems for a period of four years. This waiver allows the Company to maintain its SMR licenses until GEONET(TM) is implemented, as scheduled.

     Under the Communications Act, SMR system providers were traditionally regulated as private carriers and, therefore, were subject to less regulation by both the FCC and individual states than were common carriers, such as cellular telephone companies. During 1994, the FCC initiated several regulatory proceedings with wide-range implications for the wireless telecommunications industry. Most of the rule makings were initiated in response to congressional amendments to the Communications Act, as directed by the Omnibus Budget Reconciliation Act of 1993 (the "Budget Act"). A primary intent of these recent amendments was to encourage competition among mobile communications service providers and thus improve service to consumers by imposing regulatory symmetry. Accordingly, the most sweeping regulatory changes during the past year have been designed to either lift or impose restrictions which will ensure a level playing field among the Company and its competitors.

   Commercial Mobile Service Providers

     In a series of rule makings, the Commission initiated or adopted, pursuant to congressional amendments to Sections 3(n) and 332 of the Communications Act, a mandated reclassification of mobile services. Specifically, the Commission reconfigured the mobile marketplace to include in the category of Commercial Mobile Radio Service ("CMRS"), any mobile service provider (including cellular and specialized mobile radio) which offers, for a profit, mobile service interconnected to the public switched network to a substantial portion of the public. This restructuring has been accomplished through a number of rule-making proceedings:

     In its first decision effecting regulatory parity for CMRS providers, released January 5, 1994, the Commission adopted similar foreign ownership limitations under Section 310(b) of the Communications Act for CMRS providers that previously have applied only to common carrier telephone service providers.
Section 310(b) limits the percentage of foreign ownership and management and/or participation in any entity holding and FCC license. The Commission provided, however, that newly reclassified CMRS providers could petition for a waiver of those limitations.

     The Company filed such a petition, which remains pending before the FCC. If it is not granted however, the Company would be limited in its ability to retain foreign directors or officers and to attract foreign investors.

     On March 7, 1994, the Commission adopted a Second Report and Order which imposed the following regulatory modifications relevant to the Company:

   Title II Regulation

     Although the Commission reserved its authority to continue to monitor the CMRS marketplace and adjust its regulatory control as competition and technology evolves, the Commission recently determined that it will forbear from applying provisions of Title II of the Communications Act. Title II imposes broad operational rules for providers of telephone service. Specifically, the Commission determined that it will forbear from applying Title II provisions which relate to rate and market structure for the SMR category of CMRS providers. The FCC is currently considering whether to forbear from additional Title II requirements for CMRS providers.

     Although the Commission applied forbearance for CMRS providers as noted above, the Commission denied forbearance for the remaining provisions of Title
II. Section 202 requires that a common carrier may not discriminate in its service offerings. This restriction may limit the Company's implementation of customized service offerings or pricing structures in its marketing strategy. In addition, as of August 10, 1996, all CMRS providers will required to comply with
Section 201, which requires that common carriers must furnish communication service upon reasonable request, in connection to other carriers, and for just and reasonable rates. Also, Section 208 will require that all CMRS providers be subject to a formal complaint process imposed upon common carriers for any party aggrieved by a violation of title II provisions of the Communications Act.

   Interconnection

     The obligation of interconnection requires each common carrier to permit the physical connection to others carriers. In the Second Report and Order, the Commission adopted regulations which will require local exchange carriers to provide reasonable and fair interconnection for all CMRS providers. The Commission declined to determine: 1) whether it will impose a tariff-filing requirement for MCRS interconnection rates; and 2) whether CMRS providers will be obligated to ensure non-discriminatory interconnection among other CMRS providers and across different CMRS services. Although it is unlikely that the Commission will address these issues in the immediate future, such imposition of interconnection among CMRS providers would impose burdens upon equipment compatibility and operations.

   State Authority

     The Budget Act exempted state and local regulation of rate or market entry of CMRS providers as of August 10, 1993. The statute reserved, however, the Commission's authority to extend state authority where individual states petition the FCC successfully showing that market conditions warrant such local intervention, or where mobile service serves in the place of traditional land-line telephone service.

     To date, a number of states have filed petitions seeking to exert state regulation over CMRS services, all of which remain pending before the
Commission. The Company's service offerings and rate structures could be regulated in the future by both the FCC and by states in which it provides service.

   Grandfathering

     The Commission has exempted for a period of three (3) years, any CMRS operator which was licensed or eligible to provide private land mobile service on or before August 10, 1993, from complying with changes imposed by all CMRS rulemaking proceedings, except foreign ownership restrictions. Accordingly, the Company will not be subject to common carrier Title II regulations until August 9, 1996.

     In the Third Report and Order, released September 23, 1994, the FCC determined that in further licensing of 900 MHz spectrum, it will issue authorizations covering Metropolitan Trading Areas ("MTAs"), auctioning the spectrum in ten (10) channel blocks, permitting applicants to aggregate as many blocks as they wish. Both incumbent and new licensees will be permitted to participate in the auctions. The Company expects to participate in these auctions.

     Lastly, on November 18, 1994, the Commission issued an order requiring CMRS providers that held management agreements with FCC licensees to execute new, revised management contracts for any managed stations by August 10, 1996. The FCC determined that the validity of a management agreement will be guided by the FCC's prohibition against the de facto transfer of control of the radio facilities from the licensee to the manager.

   Equal Access and Interconnection

     On July 1, 1994, the Commission initiated a Notice of Proposed Rule Making and Notice of Inquiry designed to determine the costs and benefits of imposing equal access provisions on all CMRS providers. Such an obligation would require CMRS providers to ensure non-discriminating interconnection to their networks for all long distance carriers. Relying upon an analysis of market power to determine whether equal access obligations should apply, the Commission tentatively concluded, although the rulemaking is still pending, that equal access requirements should not be imposed upon any CMRS providers other than cellular carriers.

   Marketing of Equipment/Equipment Authorization Processes

     The Commission adopted a Notice of Proposed Rule Making on June 9, 1994, to simplify and reduce the regulations regarding the marketing , sale and equipment authorizations procedures for radio frequency devices. If adopted, the provisions in this rule making will permit the Company to market, demonstrate, and sell its equipment, prior to equipment authorizations, provided that certain precautions are met. Further, the Commission proposed to reduce the burdens in the equipment authorization process, and to place responsibility for radio frequency compliance upon the party responsible for modifying previously authorized equipment.

     In February 1995, the FCC granted type acceptance for the Company's network infrastructure equipment. The Company's subscriber units must meet similar FCC approvals prior to commercial use.

   Wireline Entry into SMR Markets

     In March 1995, the FCC eliminated previous restrictions on wireline telephone companies from controlling an SMR license or licensee. The Commission concluded that the ban no longer serves its original purpose of protection against unfair competition in light of the growth and maturity of the SMR market. The Commission also permitted common carriers, such as cellular operators, to offer dispatch services, which was previously prohibited.

     In the United Kingdom, NB3 operates under licenses granted under the Telecommunications Act 1984 and the Wireless Telegraphy Act 1949. NB3 is regulated by various agencies within the Department of Trade and Industry. The Company is not aware of any pending regulatory changes.

     In Germany, the Company's networks operate under licenses granted by the Ministry of Post and Telecommunications. The Company is not aware of any pending regulatory changes.


Patents and Trademarks Rights

     In accordance with the joint venture agreement with Rafael, the joint venture has the right to review the technology of Rafael relating to the subject matter of the agreement, and file, in Rafael's name, patent applications on any patentable technology already in existence at the time of the signing of the agreement. Rafael is also obligated to grant the joint venture a royalty free license under any patent applications so filed which is limited to and exclusive in non-military fields. The joint venture has the right to file patent applications on any inventions made by it based on, or connected to, the technology after the date of the Rafael agreement. There can be no assurance that any such inventions will be made.

     Further to the above right, the joint venture has filed several patent applications in Israel, and thereafter counterparts in other countries including the United States. In addition, the Company has filed several patent applications in Israel based on technology developed by the Company. There is no assurance that a patent will issue from these patent applications or that if one is issued that it will have any commercial significance. The Company is aware of certain patents and patent applications of others which generally relate to the subject matter of its activities. However, the Company believes that none of such patents or applications is likely to have a material adverse effect on the

Company implementing the proposed system being developed by the joint venture.

     The Company owns several trademarks, including FHMA(TM) and GEONET(TM), in the United States and certain foreign countries.

     The Company's Research and Development expense related to the digital wireless communication system totalled $16.8 million in 1994 compared to $8.9 million in 1993 (exclusive of acquired research and development of $32.4 million) and $0.7 million in 1992.

GMSI

     GMSI designs, manufactures, and sells various systems for the mobile data market. It has a dominant position in the market for data dispatch systems for taxicabs, limousines, and similar fleets, selling its systems in North America, Europe and Australia.

     GMSI offers the Wireless Network Interface ("WNI") software package under license to interface to a variety of private and SMR radio networks. WNI licenses are available to UNIX, Windows and DOS machines. WNI provides software developers with a seamless interface to multiple networks and eliminates the complexities, cost and risk of implementing a mobile data solution with existing dispatch and management software.

     GMSI provides a variety of mobile data terminals and radio modems for courier and other applications. "Status" terminals report predetermined events such as on-site with a single keystroke on a labeled function key. A terminal with an alphanumeric keyboard is able to record information such as name of recipient. All terminals support customer designed forms, mag-swipe and bar-code data entry.


Communications Products Activities

     The Company's communications products activities consists of Bogen Corporation ("Bogen") and Speech Design GmbH ("Speech Design"). Bogen is a 99% owned subsidiary of the Company and Speech Design is a 68% owned subsidiary of the Company.

EGAC

     In March 1995, the Company entered into an agreement in principle to transfer its subsidiaries, Bogen Communications, Inc. ("Bogen") and Speech Design GmbH ("Speech Design"), to European Gateway Acquisition Corporation ("EGAC"). At closing, the Company expects to receive approximately $10 million in cash and shares representing approximately 51-55% of the outstanding stock of EGAC. The agreement provides that the Company will receive additional consideration based on the earnings of Bogen and Speech Design for a two-year period following the closing. The transaction is subject to the approval of the shareholders of EGAC. Under certain conditions the Company's ownership interest in EGAC may fall below 50%. In such an event, the Company expects to receive additional cash consideration and will maintain control of EGAC through October 1997, via a shareholders agreement.


Bogen Corporation

     Bogen develops, produces and sells telephone and telecommunications peripherals and sound and communications equipment through its wholly owned subsidiary, Bogen Communications, Inc. ("BCI"). Since 1932, when originally founded, Bogen has been involved in the communications industry, concentrating its efforts on the development and sale of equipment for commercial, industrial, professional and institutional markets and applications.

     Bogen's traditional line of products includes audio amplifiers and related sound equipment for professional, industrial and commercial system applications, such as telephone paging, intercommunications and administrative communications systems for schools, correctional facilities and other institutions.

     During 1991, Bogen introduced its first product in a line of telecommunications and telephone peripherals. The product is the MMT, a digital announcer with automatic microprocessor controlled tape download for "on-hold" applications. During 1992, Bogen introduced various products in the digital telephone peripherals area, including the Automated Attendant and the Digital Announcer. Bogen introduced, during 1993, the PCM/ZPM, zone page modules for telephone paging. Although Bogen believes that the growth experienced in the last four years in this line of products may continue, there can be no assurance of such growth.

     In September 1993, Bogen introduced the Friday Home Office Receptionist, a homeoffice digital receptionist with a built-in fax switch, call-forward capabilities, four incoming mailboxes and three outgoing message mailboxes. Additional products in this line are planned.

Sales and Marketing

     All of Bogen's products, with the exception of its office automation products, are sold primarily through distributors, dealers and contractors, often as complete systems designed to satisfy an end-user's specific sound and communications needs. The principal users of these products are industrial, professional and commercial concerns and institutions such as schools, nursing homes and correctional institutions. Bogen management believes that these user markets are all relatively stable markets in which Bogen enjoys name recognition.

     Bogen markets its office automation line of products to office superstores, office product dealers, high-end electronic retailers, phone center stores and catalog houses, which resell such products to end-users.

     Sales of Bogen's traditional products are made through a network of about 2,000 distributors, dealers and contractors located throughout the United States and Canada which purchase products directly from Bogen and then resell these products to dealers and/or end-users.

     Bogen considers its distribution network to be one of its most valuable assets. Bogen's products are generally marketed through a field sales organization and several independent sales representative entities under the direction of Bogen's internal sales force. Both the representatives and the field sales group are responsible for assigned territories. The representatives are compensated on a commission basis and the field sales personnel are compensated with salary and bonuses based on performance. Sales agreements are maintained with all of Bogen's independent sales representatives and engineered systems contractors. The sales representative agreements typically permit the sale of Bogen products by the representative in a specific territory. Each territory is assigned one or more sales representatives. Similarly, the engineered systems contractor agreements typically allow the contractor to purchase and install specific product lines in a designated territory. These agreements, which restrict the representative or contractor from dealing in a competitive line of products while representing Bogen, may be terminated by either party upon 30 days' notice.

     Bogen maintains its principal warehouse and executive offices at its main location in Ramsey, New Jersey and it also maintains stock in the States of
California and Washington at warehouses managed by certain of Bogen's independent sales representatives. Service for all of Bogen's products is provided by its service department.

     Although its sales are substantially to United States customers, Bogen also sells its products in Canada through a stocking representative which has its headquarters in Ontario and branch offices throughout Canada. Export sales to other foreign countries are handled in a similar fashion to sales within the United States, through distributors which purchase the products and sell them to an established account base overseas.

Patents and Trademarks

     "Bogen" is a trademark of the Company registered in the United States and in certain foreign countries throughout the world, which expires in the United States in March 2000. Bogen has also obtained trademark registration for the tradename "Multicom 2000" utilized in connection with the engineered systems it markets, which expires in July 2001. Bogen has various pending patents related to its new products. There can be no assurance that any patents will ultimately be issued.

Sources of Material

     All components and material used in the construction of Bogen's products are of standard commercial quality or better, and are readily available from overseas and United States suppliers. Bogen relies principally upon an established network of suppliers and subcontractors located in the Republic of South Korea, Taiwan, Israel and the United States. These suppliers and sub-contractors either produce sub-assemblies for use in the final assembly of a finished product, or produce the finished products themselves. Products are based on Bogen designs and are built in accordance with Bogen drawings and specifications.

     Bogen's primary source of components and completed products is from manufacturers located in the Republic of South Korea. There can be no assurances that disruptions in supplies will not occur, or that such disruptions will not have a material adverse effect on Bogen.

Research and Development

     Bogen's engineering department is responsible for research and development, production engineering and sales engineering. In 1994, Bogen incurred approximately $1,463,000 in research and development expenditures, compared to $1,332,000 in 1993, and $1,064,000 in 1992.

Competition

     Because in a large part of its relatively broad product base and multiple markets, Bogen believes that it has no significant direct competitor. Instead, competition varies from market to market and product to product. Bogen competes on the basis of several different factors, including name recognition, price, innovation and product quality. Such factors vary in relative importance depending on Bogen's product(s). Bogen's management has concentrated on markets in which it believes that Bogen could obtain at least a 10% market share, be one of the top two or three suppliers and/or obtain substantial growth.

     In the general line distributor customer market, Bogen's principal competition comes from University Sound, a United States manufacturer, and from several off-shore suppliers. Because these off-shore suppliers have not developed significant brand name recognition, no single one has become a major factor in this market. Because ready availability and accessibility is a primary consideration for retail customers, Radio Shack, with over several thousand retail outlets, is a significant competitor. Bogen's management anticipates no major competitive changes in this market in the foreseeable future.

     The Telco customer market has overall growth potential in the view of Bogen's management. Bogen's main competitor is Valcom Inc. which has been established in this market for several decades. Other competition comes primarily form several United States companies who have been losing market share over the past few years and from several companies attempting to enter the market. Bogen has increased its share of the Telco market in recent years.

     The Engineered Sound customer market is a highly specialized market characterized by low unit volume/high dollar sales which has deterred potential competition from off-shore manufacturers. Bogen's principal competition comes from Rauland Borg Corp. and Dukane Corporation, which, like Bogen, have been in the market for several years and have well established name recognition and distribution channels. Rauland Borg Corp. is currently the acknowledged market leader.

     The Commercial Sound customer market is characterized by intense competition, particularly from several overseas companies. Bogen's principal competitor is a Japanese company, TOA Electronics, Inc., which features broad, high quality product lines. Other competitors are comparatively small manufacturers which rely mainly on established account relationships.

Government and Industry Regulation

     Many of Bogen's products require either certification by the Federal Communications Commission or Underwriter's Laboratory approval, or both. All current products of Bogen that require such approval have obtained them. Bogen's products must also comply with applicable local and state regulations to permit use by the end-user. Bogen makes all reasonable efforts to assure that its products comply with such requirements.

Backlog of Orders

     As  of  December  31,  1994,   Bogen  had  a  backlog  of  firm  orders  of
approximately $671,000, as compared to approximately $1,500,000 as of December 31, 1993, all of which it expects to fill within 1995.

Speech Design

     Speech Design, located in Munich, Germany, develops, manufactures and markets telephone peripheral hardware utilizing digital voice processing technologies. The Company acquired a controlling interest in Speech Design in February 1993 with a goal of initially expanding sales of the Company's communications products into Germany, Europe's largest market, and to utilize Speech Design as a platform to penetrate other European markets.

     Speech Design was engaged until 1992 primarily in selling peripheral equipment for cellular telephones over the analog network. With the advent of the European GSM digital standard and the related decline of prices of ancillary subscriber equipment Speech Design's management decided to refocus its activities from the cellular market to the telephone peripherals. Management expects continued growth in sales of telephone peripherals, but there can be no assurance that such growth will be achieved.

     In 1994, sales to four customers accounted for 78 percent of Speech Design's sales. Such customers generally packaged Speech Design products with PBX equipment for sale to third parties.

     Speech Design relies principally on German subcontractors to assemble products it develops. As of December 31, 1994 Speech Design's backlog was approximately $223,000 as compared to approximately $160,000 as of December 31, 1993, all of which it expects to fill within 1995.

Employees

     As of December 31, 1994, the Company had approximately 330 full-time employees engaged in its wireless communications activities and approximately

135 full-time employees engaged in its communications products businesses. Additionally, approximately 90 employees of Rafael were engaged on a full time basis in the development of the Company's FHMA(TM) digital system. Rafael has had labor disputes from time to time with its employees who are represented by a labor union. Such disputes have resulted in slow downs which have not had a material effect on the Company's business. There are no assurances, however, that any future disputes will not have a material adverse effect on the Company. Thirty of Bogen's employees are subject to collective bargaining agreements. Bogen also uses temporary and/or part-time employees, as required. The Company considers its relationship with its employees to be good.


Item 2.  PROPERTIES

     Since July 2, 1993, the Company's principal place of business has been located at 20 Craig Road, Montvale, New Jersey. The Company rents 8,000 square feet of office space at the annual rate of $15.00 per square foot, or $120,000 per year, plus taxes and utilities. The lease expires in July 1998, although the Company may renew the lease for an additional five-year term. The Company leases an additional 9,160 square feet at the Montvale location at an annual rate of $17.00 per square foot, or $156,000 per year, plus taxes and utilities. This lease expires in April 1996, although the Company may renew the lease for an additional two-year term.

     In connection with the rollout of GeoNet, the Company expects to lease office space in each of the thirty-five cities in which it intends to provide service. In addition to office space, the Company must secure leases for its transmission equipment at suitable locations in each of these cities.

     Bogen subleases its facilities, located at 50 Spring Street, Ramsey, New Jersey from an unaffiliated third party. The rental arrangement commenced on January 1, 1987 and expires on December 31, 2000. Bogen presently pays rent at the annual rate of $507,000. Such rate is applicable through December 31, 1995. For the balance of the rental period, the annual rent will be $607,000. Bogen is also obligated to pay additional annual rent in the amount of approximately $31,000 for the remaining term of the lease in connection with repairs made to the roof of the building in 1989.

     National Band Three moved to leased facilities, located in Chelmsford, England in September 1994. The lease has an initial term of five years with annual rents of approximately $310,000. The Company also has four successive five year options to continue the lease. Rental payments under each of the options are to be negotiated prior to the start of each five year period. NB3 leases sites for its base stations from different parties under leases with various terms, amounts and conditions.

     Speech Design leases its facilities in Munich, Germany, under a lease expiring in July 1999. Annual rents over the remainder of the lease increase from approximately $93,000 in 1995 to approximately $107,000 in 1999.

     GMSI leases its facilities in Ontario, Canada, under a lease expiring in April 1996. Annual base rents over the remainder of the lease are approximately $116,000.

     The Company's Montvale facility functions both as corporate headquarters and the general offices of the US wireless operation. The facilities occupied by Bogen, National Band Three, Speech Design and GMSI house local management, as well as the sales, marketing and operational staffs of the respective entity. All manufacturing is performed by third parties, although Bogen and Speech Design each perform light assembly at their facilities. Management of the Company believes that the facilities occupied by the Company and its subsidiaries are adequate to meet its current needs.


Item 3.  LEGAL PROCEEDINGS

     In June 1994 the Company filed a lawsuit against Harris Adacom Corporation B.V. ("Harris"), a Dutch corporation, to enforce its rights under a loan agreement between the parties. The Company is seeking repayment of a $3.5 million loan made to Harris in January 1994 in connection with a potential purchase transaction between the Company and Adacom Technologies Ltd. ("ATL"), an affiliate of Harris and an Israeli publicly traded company. The loan was collateralized by stock owned by Harris in ATL. At the time of the loan, the collateral had a market value in excess of $10 million and the total market value of ATL was in excess of $100 million. The purchase transaction was not consummated. In May 1994 the market value of ATL dropped dramatically and ATL became insolvent, thereby reducing the value of the collateral to practically zero. At or about the same time, creditors placed Harris into bankruptcy proceedings in the Netherlands. The Company subsequently received limited information relating to the recoverability of the loan, and Management does not expect to recover the full amount of the loan. The Company is aggressively pursuing its rights under the loan in Dutch bankruptcy court and is awaiting additional information on the assets and creditors of Harris. Based upon the information currently available, it cannot be determined the amount, if any, that will ultimately be recovered; therefore, the Company has established a reserve against the full amount of the loan. Accordingly, the 1994 financial statement of operations includes, in other expenses, a charge of $3.5 million to establish this reserve.

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

     Access Line Technologies, Inc. ("Access Line") has filed a claim against Bogen alleging that Bogen's manufacture and sale of its one- and two-line FRIDAY Home/Office Receptionist infringes certain patents of Access Line. Access Line has claimed unspecified damages. Bogen believes the claim is without merit. Discovery has been extended by agreement of the parties while alternatives to litigation are explored.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1994.


                                  PART II

Item 5.  MARKET PRICE FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock currently trades on the NASDAQ Stock Market under the symbol "GOTK" and on the Pacific Stock Exchange under the symbol "GEO".

     The following were the high and low sales prices of the Company's stock as traded on NASDAQ:


- --------------------------------------------------------------------------------
Year Ended December 31, 1994            High                  Low
- --------------------------------------------------------------------------------
   First Quarter                        16                   10 3/8
   Second Quarter                       11 5/8                7 1/4
   Third Quarter                        12 1/8                6 3/8
   Fourth Quarter                       10 3/4                7 1/2

- --------------------------------------------------------------------------------
Year Ended December 31, 1993            High                  Low
- --------------------------------------------------------------------------------
   First Quarter                         6 3/8                4 3/16
   Second Quarter                        8 3/4                4 7/8
   Third Quarter                         9 1/4                6 7/16
   Fourth Quarter                       17 5/8                8 1/4
- --------------------------------------------------------------------------------

     The Company has not declared or paid any cash dividends on its common stock since commencing operations and does not anticipate paying any dividends on its common stock in the foreseeable future. At present, the Company is obligated to pay, for a five-year period following the issuance of the Series H preferred stock, cumulative dividends equaling $2,000,000 per year on the Series H preferred stock, in cash and, for a five-year period following the issuance of the Series I preferred stock, cumulative dividends equaling $700,000 per year on the Series I preferred stock, in cash or shares of common stock of the Company, before any cash dividends may be paid on its common stock. At present, the Company is current in payment of all required dividends on its outstanding preferred stock. In addition, the terms of certain indebtedness of the Company prohibit, during the term of such indebtedness, the declaration or payment of any dividend on the Company's common stock (other than in shares of such common stock).

     As of March 1, 1995, the Company had 1,296 record holders of its common stock.


Item 6.  SELECTED FINANCIAL DATA (In thousands, except per share data)


- --------------------------------------------------------------------------------------------------
For the Year Ended December 31         1994       1993(1)      1992(1)      1991(1)       1990
- --------------------------------------------------------------------------------------------------

Net Sales                          $  72,991    $  48,971    $  28,546    $  22,186    $   6,453

Net loss from continuing
  operations                         (42,405)     (50,441)      (2,381)        (892)      (4,131)

Net loss per common share
from continuing operations             (0.90)       (1.43)       (0.21)       (0.29)       (1.46)

- --------------------------------------------------------------------------------------------------
At End of Fiscal Year                   1994         1993         1992         1991         1990
- --------------------------------------------------------------------------------------------------

Total Assets                       $ 179,844    $ 135,644    $  39,366    $  34,646    $  23,902

Long-term debt (net of current
  maturities), other non-current
  items and redeemable preferred
  stock                               69,986       44,926        3,824        8,510        6,596

Shareholders' equity                  77,356       69,244       24,432       15,351       11,536


(1) Historical numbers were restated for the acquisition in January 1994, through a merger, of 100% of Metro Net Systems Inc. The merger has been accounted for as a pooling of interest.

     The Company did not pay a cash dividend on its Common Stock during any period indicated.

     The difference in financial results between the years are affected by the following acquisitions and dispositions. In 1990, USI Venture Corp. and Aryt
Optronics Industries, Ltd. were acquired. In April 1991, 87% of Bogen was acquired. In 1992 PowerSpectrum, Inc. was formed, the defense segment was discontinued and an additional 4% of Bogen was acquired. In 1993 National Band Three Ltd., Speech Design, GMSI and the remaining interest in PowerSpectrum, Inc. were acquired and Oram Electric Industries, Ltd., Oram Power Supplies 1990, Ltd. and Geopower were sold. In 1994, 49% interests in Preussag Bundelfunk GmbH and DBF Bundelfunk GmbH and an 8% interest in Bogen were acquired. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   General

     Over the past three years, the Company has aggressively restructured its business operations to reflect its strategic focus on wireless communications. To accomplish this, the Company has divested certain businesses and has consummated various transactions to develop its wireless communications business. Due to these transactions, it is difficult to compare the Company's results of operations from period to period. In addition, the Company's past operating results may not be indicative of the Company's future results of operations because of the Company's change in strategic direction. Although Management believes its current strategy will have a positive effect on the Company's results of operations in the long term, this strategy is expected to have a substantial negative effect on the Company's results of operations in the short term. The Company expects to incur substantial losses for the foreseeable future, attributable in part to a high investment in research and development related to its wireless communications activities as well as operating, sales, marketing and general and administrative expenses relating to the roll out of the Company's digital wireless network in the US ("Geonet"TM).

     The Company currently groups its operations primarily into two types of activities: wireless communications and communications products. The Company's wireless communications subsidiaries are engaged primarily in providing trunked mobile radio services utilizing analog equipment, developing and selling wireless data solutions, and developing a digital wireless communications system to provide integrated wireless communications services. In 1995 the Company plans to commence the rollout of GEONET(TM). The Company's communications products subsidiaries are primarily engaged in the development, manufacturing, and marketing of telephone and facsimile peripherals and sound and communications equipment.

     The Company's merger with Metro Net Systems Inc. ("Metro Net") in January 1994 was accounted for as a pooling of interests; therefore, the Company's 1993 and 1992 financial statements have been restated to include the results of Metro Net. All amounts referred to in the following analysis include the results of Metro Net for all years presented.

   1994 Compared to 1993

Summary of Operations

     Consolidated revenues increased by 49% in 1994, principally due to the acquisition of NB3 in July 1993 and higher revenues from the communications products segment.

     Consolidated operating expenses increased by 14% in 1994, due to increased research and development activities associated with the Company's digital wireless communication system, costs related to the rollout of GEONET(TM), the Company's 1993 and 1994 acquisitions and volume growth of the communications product segment.

     Consolidated losses from continuing operations decreased by $8.0 million to $42.4 million.

Wireless Communications Activities

     Revenues from wireless communications activities increased by $13.3 million, or 108%, in 1994, primarily due to the acquisitions of National Band Three Ltd. ("NBTL") on July 1, 1993 (1994 revenues of NBTL were $19.8 million), and GMSI Inc. ("GMSI") on May 1, 1993 (1994 revenues of GMSI were $3.5 million). The Company's 1993 results include the results of these subsidiaries from their date of acquisition forward, while the results for 1994 include the results of these subsidiaries for the entire year. On a pro forma basis year-to-year 1994 revenues of NBTL increased by 22%, while revenues of GMSI declined slightly. In addition, the average number of subscribers on the NBTL network increased by 29% in 1994. The increase was the result of an aggressive marketing program as well as through the acquisition of smaller regional networks. While average service revenue per subscriber on the Company's core customer base remained unchanged in 1994, the acquisition of the smaller regional networks, which charge lower tariffs, slightly reduced NBTL's average revenue per subscriber in 1994. US analog wireless networks generated revenues of $2.5 million in 1994.

     Operating expenses decreased $3.5 million or 5.6% in 1994. Excluding a non cash charge recorded in 1993 related to the acquisition of a minority interest in the Company's U.S. wireless subsidiary of $32.4 million (see analysis of 1993 compared to 1992), operating expenses increased by $28.9 million or 100%. Expenses at NBTL increased by $12.1 million in 1994, including $7.8 million related to the full year inclusion, $1.8 million related to network operating costs to service the larger subscriber base and the additional base stations which were acquired from the regional networks and approximately $2.5 million of additional marketing and general costs. Research and development expenses (net of grants) related to the digital wireless system and subscriber unit increased by $8.2 million or 93.0%. In 1994 the Company continued to receive grants from the Chief Scientist of the Ministry of Commerce and Industry of the Israeli Government. Such grants, which are recorded as a reduction of research and development expenses, totaled $4.0 million in 1994 and $2.8 million in 1993. The Company expects significant research and development expenses to continue in the future as enhancements are made to the system. The Company expects to begin providing wireless service over its proprietary network in the US in 1995 and accordingly has begun to put in place its marketing, engineering, operations and administrative staff and systems. Costs related to these activities totaled $14.8 million in 1994, an increase of $8.1 million over 1993. Beginning in 1994 corporate general and administrative activities are reported as part of the wireless activities as the US rollout has become the primary activity of the corporate staff. Corporate amounts for 1993 have been reclassified for purposes of this comparison.

     In 1994, the Company acquired minority stakes in two wireless networks in Germany and in Protocall Ventures Ltd. ("PVL"), an entity which holds minority interests in several networks in Europe. The networks in Germany have only recently begun operations and subscriber revenues do not cover operating expenses. The PVL networks are in either the build out or start-up phase and operate at a loss. A substantial portion of these losses are funded by the Company. In 1994, the Company's interest in the losses of these networks totaled $3.1 million. In the near future it is expected that these networks will continue to generate losses.

     The wireless activities generated a loss before net interest expense and amortization of $32.6 million in 1994 compared to a loss of $49.4 million in 1993 due to the factors discussed above. Included in the 1994 loss were $17.0 million of research and development costs related to the digital wireless communications system and $14.8 million of rollout costs related to the US network (including approximately $2.5 million relating to shares of common stock issued to Vanguard in consideration for management consulting services).

Communications Products Activities

     Revenues from communications products activities in 1994 increased by $16.0 million, or 53%. The Company's subsidiary Bogen Communications ("Bogen") increased its sales by $11.7 million, mainly due to the growth of its Office Automation line of products. Speech Design's 1994 sales increased by $4.1 million, or 115%.

     Cost of goods sold in 1994, amounted to $29.7 million or 64.3% of sales compared to $18.2 million or 60.6% of sales in 1993. This decrease in gross profit as a percentage of sales in 1994 reflects the change in product mix (the new products introduced by Bogen are typically sold at a lower margin than Bogen's traditional products), the sales to large customers and private label customers which enjoy volume discounts, and Bogen's reduction of the carrying value of certain inventories by $1.1 million. These factors were offset by the consistently higher margins on Speech Design's products.

     Marketing expenses in 1994 amounted to $8.9 million or 19.4% of sales, compared to $6.4 million or 21.2% of sales in 1993. This increase of $2.5 million is largely the result of higher revenue levels in general and higher distribution costs for Bogen's new products. General and administrative expenses in 1994 were $3.9 million or 8.5% of sales, compared to $2.9 million or 9.5% of sales in 1993. This increase of $1.1 million in general and administrative expenses is directly related to the higher revenue levels at both Bogen and Speech Design.

     Income before interest expense, amortization expense and minority interest from the Company's Communications Products activities amounted to $1.5 million in 1994 compared to $0.9 million in 1993.

     In March 1995, the Company signed an agreement in principle to transfer its interest in Speech Design and Bogen Communications, Inc. to European Gateway Acquisition Corporation in exchange for $10 million in cash and approximately 51% to 55% of European Gateway's common shares. Geotek will also be eligible to receive a performance payment of up to $17 million (assuming it retains a 55% interest) based on the future earnings of both companies through July 1997. The transaction is subject to, among other things, execution of a definitive agreement, regulatory approvals, if any, and European Gateway shareholder approval.

Other Activities

     The Company's other activities generated a loss before net interest expense, amortization, and other charges in 1994, of $1.2 million compared to a loss of $0.5 million in 1993. Revenues from these activities were $1.2 million in 1994, compared to revenues of $6.6 million in 1993. The decrease in revenues is primarily caused by the disposal by the Company of Oram Electric Industries Ltd., Oram Power Supplies (1990) Ltd., and Geopower Inc. In 1993 these entities generated a net loss of $0.3 million on revenues of $6.3 million. Operating losses at the Company's Geotest subsidiary increased from $0.7 million in 1993 to $1.3 million in 1994. In addition, the Company recorded a charge of $3.5 million as a reserve against a loan receivable (see Note 12 to the accompanying financial statements).

     On a consolidated basis, interest expense increased in 1994 due to a higher level of debt outstanding during the year. Interest income increased in 1994 due to higher average balances on hand throughout the year as well as higher rates earned on invested funds. Amortization expense increased from $0.9 million in 1993 to $2.8 million in 1994 because of the Company's 1993 and 1994 acquisitions.

   1993 Compared to 1992

     Revenues for 1993 amounted to $49 million, an increase of $20.5 million or 72% over $28.5 million in 1992. Subsidiaries acquired in 1993 contributed $14.0 million towards the increase in revenues. Revenues were generated as follows: wireless communications activities $12.3 million in 1993 and 1.3 million in 1992; communications products activities $30.1 million in 1993 and $19.5 million in 1992; and corporate and other activities $6.6 million in 1993 and $7.7 million in 1992. During 1993, the Company posted a net loss from continuing operations of $50.4 million compared to a loss of $2.4 million in 1992. The 1993 loss included a non-cash charge of $32.4 million as discussed below.

Wireless Communications Activities

     Revenues from wireless communications activities were $12.3 million for 1993. Operations of NBTL, which are included only since its acquisition in July 1993, contributed $8.1 million to the Company's revenues.

     Research and development expenses relating to the development of the digital system (excluding the non-cash charge) amounted to $8.2. million, which is net of participation by the Chief Scientist of the Israeli Government of approximately $2.6 million. Marketing and general and administrative expenses were $8.7 million of which $2.5 million related to NBTL. Minority interest in the losses of the Company's PowerSpectrum, Inc. subsidiary amounted to $1.5 million.

   The Company's 1993 wireless communications activities generated a loss before net interest income, amortization and minority interest of $46.7 million primarily due to a $32.4 million non-cash charge related to the July 1993 acquisition of the minority ownership interest in PSI (the Company's U.S. wireless communications subsidiary). In exchange for all the shares of PSI that it did not already own, Company issued common shares and options to acquire additional shares. The value of the consideration paid over the fair value of the net assets acquired ($32.4 million) has been attributed to the incomplete research and development project and was charged to expense at the time of the exchange. The minority shareholders' interest in the loss was $1.5 million in 1993. The Company began its wireless activities in 1992 and generated operating losses of $1.2 million that year.

Communications Products Activities

     Revenues from the sale of communications products were $30.1 million in 1993, which represented an increase of 54% compared to revenues of $19.5 million in 1992. Approximately one third of the increase in revenues is due to the acquisition of Speech Design which has been included in the Company's consolidated financial statements since February 1, 1993. Income from continuing operations before net interest expense, amortization expense and minority interest for 1993 was $809,000 compared to income of $241,000 in 1992. The operating results reflect Bogen's marketing expenses which increased by $1.8 million or 43% from the same period a year earlier. This increase related primarily to marketing efforts in connection with two new products launched in 1993, for which significant revenues are expected to begin in 1994.

     Cost of goods sold for 1993 amounted to $18.2 million or 60% of sales compared to $13.1 million or 67% of sales in 1992. The improvement in the gross margin is primarily attributable to the acquisition of Speech Design which enjoys relatively high margins, as well as improved efficiency at Bogen. General and administrative expenses increased by 190% from $1.0 million in 1992 to $2.9 million in 1993. Such increase in general and administrative expenses is due primarily to the acquisition of Speech Design, and the increased activity level at Bogen.

     Prior to 1993, the Company's Geopower, Geotest and Oram subsidiaries were reported as communication products activities. During 1993, the operations of these entities were separately classified as "Corporate and Other Activities' and are discussed below. For a more meaningful comparison, the results of operations from communications products activities for the year end December 31, 1992 are included in this subsection exclusive of the operating results of these companies. However, the operating results of these entities for the year ended December 31, 1992 are included in the results of operations from communications products activities for purposes of the comparison of 1992 to 1991 below. These entities generated aggregate revenues of $6.3 million and $6.8 million during the years ended December 31, 1993 and 1992, respectively.

Corporate and Other Activities

     The Company's corporate and other activities generated a loss before net interest expense, amortization and other charges of $3.2 million in 1993 compared to a loss of $1.5 million in 1992. Corporate overhead increased from $801,000 in 1992 to $2.0 million in 1993 primarily due to increased staffing to support the Company's expanded wireless operations. Also contributing to the increased loss were operating losses at the Company's Geopower, Geotest, Oram subsidiaries, which increased from $676,000 in 1992 to $1.2 million in 1993.

     Consolidated net interest expense increased from $624,000 in 1992 to $1.4 million in 1993 primarily due to interest on a note relating to the acquisition of NBTL of $1.9 million which was partially offset by reductions of other interest bearing debt and higher interest income attributable to an increase in the amount of cash available for investment. The disposal of Oram in September 1993 and Geopower in December 1993 generated a net loss of $479,000. Amortization expense increased from $390,000 in 1992 to $919,000 in 1993.

Liquidity and Capital Resources

     The Company requires significant capital to implement its wireless communication strategy. In order to effect its strategy, the Company increased its debt borrowing and entered into a series of transactions, including the sale of equity, mainly to strategic partners. At December 31, 1994, the Company had $52.0 million of cash, equivalents, and temporary investments.

     The Company's short term cash needs are primarily related to the development of the digital FHMA(TM) system which the Company's U.S. network intends to deploy starting in 1995, and the cost of rolling out the U.S. network. One of the advantages of the Company's FHMA(TM) system is its modularity, which allows the Company to execute a flexible roll out plan requiring a relatively low investment in infrastructure in a given geographical area (compared to other wireless communication systems) which is sufficient to provide commercial service. Additionally as the Company expects to serve customers which require primarily local or regional coverage, management believes therefore that the Company has additional flexibility in controlling its resources by accelerating or slowing down the rate at which various cities are rolled out without impacting the business results of its then operating city or region networks in a material way.

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

     Based upon current operating plans, the Company believes it has sufficient funds to meet its needs for the next 12 months. Nevertheless, additional acquisitions of spectrum, or businesses may create the need for additional capital. On a long-term basis, the Company will require additional capital to complete the planned rollout of Geonet in 36 cities in the United States by the end of 1997, to repay convertible debt and redeemable preferred stock (if such are not converted into equity), to finance its international networks and to make acquisitions of businesses in the fields of communications and of spectrum in the United States and internationally.

     The following discussion of liquidity and capital resources, among other things, compares the Company's financial and cash position as of December 31, 1994, to the Company's financial and cash position as of December 31, 1993, restated for the merger, accounted for as a pooling of interests, with Metro Net.

     During 1994, cash, equivalents, and temporary investments decreased by $7.6 million to $52.0 million, while working capital decreased by $11.5 million to $47.1 million as of December 31, 1994.

     Cash utilized in connection with continuing operating activities for the year ended December 31, 1994, amounted to $24.4 million.

     Cash outflows from investing activities, exclusive of an increase in temporary investments of $16.6 million, were $52.5 million. The Company invested $16.4 million in the acquisition and subsequent funding of a 49% interest in Preussag Bundelfunk GmbH ("PBG") and $8.1 million in the acquisition and funding of a 49.9% interest in DBF Bundelfunk GmbH & Co. ("DBF"). PSG and DBF are providers of private mobile radio services in Germany, holding licenses in territories covering a population of approximately 28 million. The Company has agreed to fund the future operating and capital needs of PBG in excess of the existing capital as of the date of the acquisition. In addition, the Company and the seller of DBF have each committed to invest approximately $3.2 million in DBF over the next year, of which $1.8 million had been invested as of December 31, 1994. The Company has guaranteed an obligation of PBG, due in 1999, to the seller of approximately $2.5 million. This guarantee is supported by a letter of credit. Cash of $2.5 million has been restricted as collateral for letters of credit and other bank transactions.

     The Company expended $10.5 million on acquisitions of property and equipment and $13.0 million on SMR licenses in the United States and extended a loan of $3.5 million to Harris Adacom Corporation B.V. in January 1994. (See
Note 12 to the accompanying financial statements.)

     In January 1994 the Company acquired all the outstanding shares of Metro Net in exchange for 3,112,500 shares of Common Stock. The Company did not pay cash in connection with its acquisition (except for related expenses).

     The Company's financing activities provided cash of $69.3 million. In February 1994 the Company completed the sale of 2.5 million shares of Common Stock to Vanguard. Net proceeds of the sale were $29.2 million. The Company also granted Vanguard the right to invest up to an additional $167.0 million through a series of related nontransferable options to purchase up to an additional 10 million shares of Common Stock. Additionally, the Company received net proceeds from the exercise by various parties of warrants and options of approximately $3.8 million in 1994.

     In June 1994 the Company issued and sold senior secured notes, due in September 1995, with an aggregate principal amount of $25.0 million and warrants to purchase 300,000 shares of the Company's Common Stock. Net proceeds from the sale amounted to $24.5 million and were used to finance the Company's acquisitions in Germany. In March 1995, the Company refinanced the Notes. Under the terms of new financing, borrowings increased to $36.0 million and carry an interest rate of 14.75%. The new debt is payable over 36 months and convertible to common shares (during a twelve month window beginning six months after closing) at 87.5% of the market value of the common shares on the date converted. At closing, the Company issued warrants to acquire 700,000 shares of the Company's common stock to the purchaser of the debt. The Company must meet certain financial covenants, needs permission of the holder to enter certain transactions and may be required to make repayments under certain circumstances.

     Net borrowings under the short-term lines of credit were $2.4 million. In August 1994 the Company's Bogen subsidiary completed negotiations on the establishment of a one-year $10 million working capital line. Dividends of $2.0 million were paid on the Series H redeemable Convertible Preferred Stock.

     The Company has reached agreement for the private placement of Cumulative Convertible Preferred Shares in consideration for $20.0 million. The shares will pay a dividend of 7% per annum for five years, carry a conversion premium, and be redeemable by the Company under certain circumstances. In December 1994, the Company received $10 million of this private placement. Closing of the balance of the transaction is subject to certain regulatory approvals.

     The Company has placed an order with Rafael Armament Development Authority of approximately $12.8 million for base stations to be used in its digital wireless communications system, of which $2.1 million has been paid as of December 31, 1994.

     The controlling shareholder of DBF has informed the Company that it intends to exercise its option to sell its interest in BDF to the Company for DM 9.0 million (approximately $6.3 million). Consummation of the transfer is subject to regulatory approval.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The remainder of this page is intentionally left blank. The Financial Statements of the Company begin on the following page.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Pages
                                                                      -----
Financial Statements:

  Reports of Independent Accountants ............................      F-1

  Consolidated Balance Sheets at December 31, 1994 and 1993 .....      F-7

  Consolidated Statements of Operations for the years ended
      December 31, 1194, 1993 and 1992 ..........................      F-8

  Consolidated Statements of Changes in Shareholders' Equity
      for the years ended December 31, 1994, 1993 and 1992 ......      F-10

  Consolidated Statements of Cash Flows for the years ended
      December 31, 1994, 1993 and 1992 ...........................     F-12

Notes to Consolidated Financial Statements .......................     F-15

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors, executive officers and key employees of the Corporation are:

                           Name                               Age               Position
                           ----                               ---               --------
          Winston J. Churchill..............................  54      Chairman of the Board and Director
          Yaron I. Eitan....................................  38      President, Chief Executive Officer and Director
          George Calhoun                                              President-Wireless Communications Group
                                                                      and Director
          Yoram Bibring.....................................  37      Executive Vice President, Chief Operating
                                                                      Officer and Chief Financial Officer
          John Egidio.......................................  46      Senior Vice President, Operations
          Oliver Hilsenrath.................................  37      Senior Vice President, Technology
          William A. Opet...................................  38      Senior Vice President, Marketing and Sales
          Andrew Robb.......................................  52      Managing Director, European Operations
          Andrew Siegel.....................................  29      General Counsel and Secretary
          Walter E. Auch....................................  74      Director
          Purnendu Chatterjee...............................  45      Director
          Haynes G. Griffin.................................  48      Director
          Richard Krants....................................  51      Director
          Richard T. Liebhaber..............................  60      Director
          Haim Rosen........................................  59      Director
          Kevin Sharer......................................  47      Director
          William Spier.....................................  59      Director

- --------------

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

     Mr. Calhoun was appointed a director of the Company in July 1993 when he became President of the Company's wireless communications group. Mr. Calhoun joined the Company in June 1992 as President, Chief Operating Officer and a director of PowerSpectrum, Inc., a wholly owned subsidiary of the Company ("PowerSpectrum"). He is also a director of NB3. Prior to June 1992, Mr. Calhoun served as General Manager of the Intellectual Property Licensing Division of International Mobile Machines Corporation, a corporation co- founded by Mr. Calhoun and engaged in the development of digital radio technology.

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

     Mr. Auch has served as a director of the Company since 1989. He also currently serves as a director of Fort Dearborn Funds, Raymond James Financial, Shearson VIP Fund, Shearson Advisors Fund, Banyan Funds, Pinco Advisors, L.P., Brinson Funds, Nicholas/ Applegate and Express America Corp. Mr. Auch was the Chairman and Chief Executive Officer of the Chicago Board Options Exchange from 1979 until 1986.

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




                                            SUMMARY COMPENSATION TABLE
                                            --------------------------
                                                                                  Long Term
                                               Annual Compensation               Compensation
                                               -------------------               ------------
                                                                                  Securities
     Name & Principal                                                             Underlying            All other
         Position                Year           Salary           Bonus             Options(1)         Compensation
         --------                ----           ------           -----             ----------         ------------

Yaron I. Eitan                 1994             $224,025           $125,000          960,000                $36,919(2)
President and Chief            1993              224,642            225,000           10,000                 39,240(2)
Executive Officer              1992              171,095               --            710,000                 28,712(2)

George Calhoun                 1994              173,543             35,000           10,000                    --
President--Wireless            1993              149,994             50,000          10,000                   1,415(3)
Technology Division            1992               73,183               --              --                       --



Yoram Bibring                  1994              131,910             35,000            --                     8,557(4)
Executive Vice President,      1993              119,260             50,000            65,000                 9,333(4)
Chief Operating Officer        1992               94,023               --              --                     8,235(4)
and Chief Financial
Officer

John Egidio(5)                 1994              121,563             30,000            20,000                    --
Senior Vice President,         1993               26,520               --              40,000                    --
Operations

Andrew Siegel(6)               1994              117,506             25,000            15,000                 2,019(7)
General Counsel                1993               89,088             25,000            60,000                   759(7)
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


                                         OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                Potential Realizable Value at
                                                                                               Assumed Annual Rates of Stock
                                                                                                Appreciation for Option Term(1)
                                                                                               --------------------------------
                                Number
                            of Securities         % of Total
                              Underlying      Options Granted      Exercise or
                               Options           to Employees      Base Price
          Name               Granted (#)        In Fiscal Year       ($/Sh)       Expiration Date      5%($)              10%($)
          ----               -----------        --------------       ------       ---------------      -----              ------


Yaron I. Eitan                10,000(3)               0.6%          $ 10.50        Sept. 12, 2004    $   66,000        $  167,300
                             200,000(3)              13.0             13.87        Feb. 4, 2004       1,744,000         4,420,000
                             225,000(4)              14.6              8.00        Dec. 7, 2004       1,131,750         2,868,750
                             250,000(5)              16.2             10.00        Dec. 7, 2004       1,572,500         3,985,000
                             275,000(6)              17.8             14.00        Dec. 7, 2004       2,420,000         6,135,250

George Calhoun                10,000(3)               0.6             10.50        Sept. 12, 2004        66,000           167,300

Yoram Bibring                    --                    --               --                --                --                --

John Egidio                   20,000(7)               1.2             11.00        Aug. 10, 2004        138,400           350,600

Andrew Siegel                 15,000(8)               1.0              8.50        April 1, 2004         80,250           203,250
- ----------

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



                      AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES


                                                                      Number of Securities           Value of Unexercised
                                                                     Underlying Unexercised              In-the-Money
                                                                     Options at FY-End (#)          Options at FY-End ($)
                          Shares Acquired            Value             (Exercisable/Unex-             (Exercisable/Unex-
Name                        on Exercise (#)       Realized($)             erciseable)                    erciseable)
- ----                        --------------        -----------             -----------                    -----------

Yaron Eitan                     --                     --                 1,220,295/850,000              $6,385,946/$579,750

George Calhoun                  --                     --                  366,780/      0                2,593,476/       0

Yoram Bibring                   --                     --                  144,355/  40,000                 955,185/ 105,200

John Egidio                     --                     --                   20,000/  40,000                   7,600/  15,200

Andrew Siegel                   --                     --                   47,500/  27,500                 146,175/  73,575

- -------------

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

                                                                            Total
                                                                          Number of       Percentage     Percentage    Percentage
                                                                          Shares of       of Class of    of Class of   of Class of
                                                                           Common           Common        Series H      Series I
Directors, Nominees                                Series        Series     Stock            Stock          Stock         Stock
and Executive Officers              Common            H            I     Beneficially     Beneficially   Beneficially   Beneficially
- ----------------------              ------            -            -       Owned(1)        Owned(2)        Owned           Owned
                                                                            -----           -----          -----           -----

Walter E. Auch(3)                    21,891            0            0       96,891             *              0               0
Yoram Bibring(4)                     78,356            0            0      222,711             *              0               0
George Calhoun(5)                   265,161            0            0      631,941         1.22%              0               0
Purnendu Chatterjee(6)                    0      444,445           20    5,505,514         9.67%            100%            100%
Winston Churchill(7)              1,023,330            0            0    1,044,130         2.03%              0               0
John Egidio(8)                            0            0            0       20,000             *              0               0
Yaron Eitan(9)                      393,170            0            0    1,613,465         3.07%              0               0
Haynes G. Griffin(10)             2,800,000            0            0   12,810,000        20.86%              0               0
Oliver Hilsenrath(11)                10,000            0            0       44,678             *              0               0
Richard Krants(12)                  474,873            0            0      522,373         1.02%              0               0
Richard T. Liebhaber                      0            0            0            0            0%              0               0
Haim Rosen(13)                    1,200,000            0            0    1,220,000         2.37%              0               0
Kevin W. Sharer(8)                        0            0            0       10,000             *              0               0
Andrew Siegel(12)                       400            0            0       47,900             *              0               0
William Spier(14)                   696,353            0            0      716,353         1.39%              0               0


All directors and
executive                         6,963,534      444,445           20   24,505,956        35.54%           100%            100%
officers as a group
(15 persons)(15)

Other Beneficial
Owners

S-C Rig Investments-III,
L.P.(16)                                  0      444,445           20    5,295,514        9.34%            100%            100%
Vanguard Cellular
Systems, Inc.(17)                 2,800,000            0            0   12,800,000       20.85%              0%              0%
- ----------

- ----------
*Less than 1%

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

(3)      Mr.Auch   currently   holds  75,000   options  which  are   immediately
         exercisable.

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


                                       GEOTEK COMMUNICATIONS, INC.


April 28, 1995                         By:    /s/ Yoram Bibring
                                              -------------------------
                                              Name:  Yoram Bibring
                                              Title: Executive Vice President,
                                                     Chief Operating Officer and
                                                     Chief Financial Officer

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)    Financial Statements

          Reports of Independent Accounts

          Consolidated Balance Sheets as of December 31, 1994 and December 31, 1993

          Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992

          Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

          Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedule

          Schedule II -- Valuation and Qualifying Accounts

(b)       Reports on Form 8-K

          The following Current Reports on Form 8-K and Amendments to Current Reports on Form 8-K/A were filed by the Company during the fourth quarter of 1994.

          Current Report, dated December 1, 1994, reporting (i) the issuance of 20 shares of Series I Preferred Stock, stated value $500,000 per share, to S-C Rig Investments III, L.P., an investment partnership affiliated with George Soros, which shares are convertible into shares of common stock of the Company at $11.75 per share and bear dividends at seven percent (7%) per annum, payable in cash or shares of common stock, at the option of the Company for up to five (5) years; and (ii) the announcement by the Company on December 21, 1994 that it had successfully completed a test of its FHMA(TM) wireless digital voice and data communications systems and that it had placed an order valued at approximately $20 million for FHMA(TM) infrastructure equipment.

          Amendment to Current Report, dated August 2, 1994 (amended as of October 12, 1994) amending item 7 of the Current Report reporting the acquisition of a 49.9% interest in DBF Bundelfunk GmbH for approximately $8.5 million to file financial statements and pro forma information in correction with the transaction.

(c)       Exhibits

          The following documents are filed as a part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an Annual Report on Form 10-K).

Exhibit No.
- -----------

 2.1 Stock Purchase Agreement, dated as of November 1, 1993, by and between the Company and S-C Rig Investment-III, L.P.(1)

 2.2 Stock Purchase Agreement, dated as of December 29, 1993, by and between the Company and Vanguard Cellular Systems, Inc. and its affiliates ("Vanguard"), regarding the sale of up to an aggregate of 12.5 million shares of the Company's Common Stock.(2)

 2.3 Notarial Deed and Share Purchase Agreement, dated May 26, 1994, by and between Preussag Mobilfunk GmbH and Geotek Communications GmbH, a wholly-owned subsidiary of the Company.(3)

 2.4 Notarial Deed and Share Purchase Agreement, dated July 6, 1994, by and between Quante A.G., on the one hand, and Geotek Communications GmbH and Geotek Beteilingungs GmbH, wholly-owned subsidiaries of the Company, on the other hand.(4)

 4.1    Restated Certificate of Incorporation of the Company, as amended.(5)

 4.2    Certificate  of  Designation   of  Series  H  Participating   Cumulative
        Convertible Preferred Stock.(2)

 4.3    Certificate  of  Designation   of  Series I   Participating   Cumulative
        Convertible Preferred Stock.(5)

 4.5    1989 Employee Stock Option Plan, as amended, of the Company.(7)

*4.6    1994 Employee Stock Option Plan of the Company.

 4.7 Certificate of Amendment of the Restated Certificate of Incorporation of the Company filed February 26, 1993.(9)

 4.8 Certificate of Amendment of the Restated Certificate of Incorporation of the Company filed February 16, 1994.(3)

 4.9 Note and Warrant Purchase Agreement, dated as of June 15, 1994, by and among Geotek Communications, Inc., The SC Fundamental Value Fund, L.P. and SC Fundamental Value BVI, Ltd.(10)

 4.10 Pledge Agreement, dated as of June 15, 1994, by and among Geotek Communications, Inc., Geotek Acquisition Corp., Geotek Subsidiary Industries, Inc., Bogen Corporation, U.S.I. Venture Corp. and SC Fundamental Inc., as agent for The SC Fundamental Value Fund, L.P. and SC Fundamental Value BVI, Ltd.(10)

 4.11 Senior Secured Note, dated June 20, 1994, from the Company in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.9 hereof.(10)

 4.12 Senior Secured Note, dated June 20, 1994, from the Company in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.9 hereof.(10)

 4.13 Warrant Certificate issued in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.9 hereof.(10)

 4.14 Warrant Certificate issued in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.9 hereof.(10)

*4.15   Note and Warrant Purchase Agreement,  dated as of March 20, 1995, by and
        among  the  Company,   The  SC  Fundamental  Value  Fund,  L.P.  and  SC
        Fundamental Value BVI, LTD.

*4.16 Pledge Agreement, dated as of March 30, 1995, by and among the Company, certain of its subsidiaries and SC Fundamental Inc., as agent for and on behalf of The SC Fundamental Value Fund, L.P. and SC Fundamental Value BVI, LTD.

*4.17 Senior Secured Convertible Note, dated March 30, 1995, from the Company in connection with the Note and Warrant Purchase Agreement referenced in
        Exhibit 4.15.

*4.18 Senior Secured Convertible Note, dated March 30, 1995, from the Company inconnection with the Note and Warrant Purchase Agreement referenced in
        Exhibit 4.15.

*4.19 Warrant Certificate issued in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.15, dated March 30, 1995.

*4.20 Warrant Certificate issued in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.15, dated March 30, 1995.

 10.1 Stockholders Voting Agreement, dated as of February 23, 1994, among the Company, Vanguard Cellular Systems, Inc., S-C Rig Investments III, L.P., Evergreen Canada-Israel Investment & Co., Ltd., Yaron Eitan and Winston Churchill.(5)

*10.2 Asset Exchange Agreement, dated as of March 24, 1995, by and between the Company, Metro Net Systems, Inc., Nextel Communications and certain Nextel subsidiaries.

*23.1   Consent of Coopers &Lybrand L.L.P. -- Geotek Communications, Inc.

*23.2 Consent of Shachak & Co. -- PowerSpectrum Technology Ltd. Consent of Shachak & Co. -- Oram Power Supplies (1990) Ltd. Consent of Shachak & Co. -- Oram Electric Industries, Ltd.

- ---------------

* Filed herewith


(1) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K with respect to events whose earliest date was November 1, 1993.

(2) Incorporated by reference to the Exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-3 (Registration No. 33-72820) filed with the Commission on January 25, 1994.

(3) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated July 5, 1994.

(4) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated August 2, 1994.

(5) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(7) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-3 (Registration No. 33-72820) filed with the Commission on December 10, 1993.

(9) Incorporated by reference to the Exhibits to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 33-42185) filed with the Commission on August 27, 1993.

(10) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated June 1, 1994.

                          GEOTEK COMMUNICATIONS, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)



Column A                                   Column B       Column C(1)    Column C(2)    Column D       Column E
- --------                                   --------       -----------    -----------    --------       --------
                                          Balance at      Charged to                                   Balance at
                                          Beginning       Costs and                                     End of
Description                               of Period       Expenses          Other       Deduction       Period
- -----------                               ---------       ----------        -----       ---------       ---------

Year ended December 31, 1994:
  Allowance for
    doubtful accounts                         $458          $  287                        242(a)        $  503
  Reserve for inventory
    obsolescence                                99           1,195                          1(b)         1,293
                                              ----          ------                       ----           ------
                                              $557          $1,482                       $243           $1,796
                                              ====          ======                       ====           ======

Year ended December 31, 1993:
  Allowance for doubtful
    accounts                                  $ 69          $   93          $296                        $  458
  Reserve for inventory
    obsolescence                                45              15            39(c)                         99
                                              ----          ------          ----                        ------
                                              $114          $  108          $335                        $  557
                                              ====          ======          ====                        ======

Year ended December 31, 1992:
  Allowance for doubtful
    accounts                                  $157          $   56          $ 63(d)      $ 81(a)        $   69
  Reserve for inventory
    obsolescence                                94                                         49               45
                                              ----          ------          ----         ----           ------
                                              $251          $   56          $ 63         $130           $  114
                                              ====          ======          ====         ====           ======

(a)  Uncollectible accounts written off, net of recoveries.

(b)  Write-off of obsolete inventory.

(c)  Assumed through acquisition.

(d)  Liability of deconsolidated and partially disposed entity.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May __, 1995                             GEOTEK COMMUNICATIONS, INC.



                                         By:/s/ Yoram Bibring
                                            -----------------------------------
                                                Yoram Bibring
                                                Executive Vice President, Chief
                                                  Operating Officer and Chief
                                                  Financial Officer

                                 EXHIBIT INDEX

Exhibit No.                                                             Page
- -----------                                                             ----

 2.1 Stock Purchase Agreement, dated as of November 1, 1993, by and between the Company and S-C Rig Investment-III, L.P.(1)

 2.2 Stock Purchase Agreement, dated as of December 29, 1993, by and between the Company and Vanguard Cellular Systems, Inc. and its affiliates ("Vanguard"), regarding the sale of up to an aggregate of 12.5 million shares of the Company's Common Stock.(2)

 2.3 Notarial Deed and Share Purchase Agreement, dated May 26, 1994, by and between Preussag Mobilfunk GmbH and Geotek Communications GmbH, a wholly-owned subsidiary of the Company.(3)

 2.4 Notarial Deed and Share Purchase Agreement, dated July 6, 1994, by and between Quante A.G., on the one hand, and Geotek Communications GmbH and Geotek Beteilingungs GmbH, wholly- owned subsidiaries of the Company, on the other hand.(4)

 4.1    Restated Certificate of Incorporation of the Company, as amended.(5)

 4.2    Certificate  of  Designation  of  Series  H   Participating   Cumulative
        Convertible Preferred Stock.(2)

 4.3    Certificate  of  Designation  of  Series  I   Participating   Cumulative
        Convertible Preferred Stock.(5)

 4.5    1989 Employee Stock Option Plan, as amended, of the Company.(7)

*4.6    1994 Employee Stock Option Plan of the Company.

 4.7 Certificate of Amendment of the Restated Certificate of Incorporation of the Company filed February 26, 1993.(9)

 4.8 Certificate of Amendment of the Restated Certificate of Incorporation of the Company filed February 16, 1994.(3)

 4.9 Note and Warrant Purchase Agreement, dated as of June 15, 1994, by and among Geotek Communications, Inc., The SC Fundamental Value Fund, L.P. and SC Fundamental Value BVI, Ltd.(10)

 4.10 Pledge Agreement, dated as of June 15, 1994, by and among Geotek Communications, Inc., Geotek Acquisition Corp., Geotek Subsidiary Industries, Inc., Bogen Corporation, U.S.I. Venture Corp. and SC Fundamental Inc., as agent for The SC Fundamental Value Fund, L.P. and SC Fundamental Value BVI, Ltd.(10)

 4.11 Senior Secured Note, dated June 20, 1994, from the Company in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.9 hereof.(10)

 4.12 Senior Secured Note, dated June 20, 1994, from the Company in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.9 hereof.(10)

 4.13 Warrant Certificate issued in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.9 hereof.(10)

 4.14 Warrant Certificate issued in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.9 hereof.(10)

Exhibit No.                                                             Page
- -----------                                                             ----

*4.15   Note and Warrant Purchase Agreement,  dated as of March 20, 1995, by and
        among  the  Company,   The  SC  Fundamental  Value  Fund,  L.P.  and  SC
        Fundamental Value BVI, LTD.

*4.16 Pledge Agreement, dated as of March 30, 1995, by and among the Company, certain of its subsidiaries and SC Fundamental Inc., as agent for and on behalf of The SC Fundamental Value Fund, L.P. and SC Fundamental Value BVI, LTD.

*4.17 Senior Secured Convertible Note, dated March 30, 1995, from the Company in connection with the Note and Warrant Purchase Agreement referenced in
        Exhibit 4.15.

*4.18 Senior Secured Convertible Note, dated March 30, 1995, from the Company inconnection with the Note and Warrant Purchase Agreement referenced in
        Exhibit 4.15.

*4.19 Warrant Certificate issued in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.15, dated March 30, 1995.

*4.20 Warrant Certificate issued in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.15, dated March 30, 1995.

 10.1 Stockholders Voting Agreement, dated as of February 23, 1994, among the Company, Vanguard Cellular Systems, Inc., S-C Rig Investments III, L.P., Evergreen Canada-Israel Investment & Co., Ltd., Yaron Eitan and Winston Churchill.(5)

*10.2 Asset Exchange Agreement, dated as of March 24, 1995, by and between the Company, Metro Net Systems, Inc., Nextel Communications and certain Nextel subsidiaries.

*23.1   Consent of Coopers & Lybrand L.L.P. -- Geotek Communications, Inc.

*23.2   Consent of Shachak & Co. -- PowerSpectrum Technology Ltd.
        Consent of Shachak & Co. -- Oram Power Supplies (1990) Ltd. Consent of Shachak & Co. -- Oram Electric Industries, Ltd.

- ---------------

* Filed herewith

(1) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K with respect to events whose earliest date was November 1, 1993.

(2) Incorporated by reference to the Exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-3 (Registration No. 33-72820) filed with the Commission on January 25, 1994.

(3) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated July 5, 1994.

(4) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated August 2, 1994.

(5) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(7) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-3 (Registration No. 33-72820) filed with the Commission on December 10, 1993.

(9) Incorporated by reference to the Exhibits to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 33-42185) filed with the Commission on August 27, 1993.

(10) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated June 1, 1994.

                       [Letterhead of Coopers & Lybrand]


                         REPORT OF INDEPENDENT ACCOUNTS

To the Board of Directors and Shareholders of Geotek Communications, Inc.:

We have audited the consolidated financial statements and the consolidated financial statement schedule of Geotek Communications, Inc. and Subsidiaries as listed in Item 14(a)(1) and (2) of this Form 10-K/A. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits. We did not audit the financial statements of PowerSpectrum Technologies, Ltd., a consolidated research and development joint venture, which statements reflect losses from continuing operations of approximately 26%, 16% and 34% of the corresponding consolidated totals in 1994, 1993 and 1992, respectively. We also did not audit the financial statements of Oram Electric Industries Ltd. and Oram Power Supplies (1990) Ltd., consolidated subsidiaries at December 31, 1992, which statements reflect approximately 18% of the consolidated net revenues in 1992. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for PowerSpectrum Technologies, Ltd. For 1994, 1993 and 1992, and Oram Electric Industries Ltd., and Oram Power Supplies (1990) Ltd. For 1992, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits, and the reports of other auditors, provide a reasonable basis for our opinion.

During 1992, the Company had certain significant transactions with related parties as more fully described in the notes to the consolidated financial statements.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geotek Communications, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, based on our audits and the reports of other auditors, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                                Coopers & Lybrand L.L.P.
New York, New York
March 30, 1995
                                      F-1

                         [Letterhead of Shachak & Co.]


INDEPENDENT AUDITORS' REPORT

To the shareholders
of Powerspectrum Technology Ltd.

We have examined the Balance Sheet of Powerspectrum Technology Ltd. (hereinafter the "Company") as of December 31, 1994 and the related Statement of Loss, the Statement of Changes in Shareholders' Equity and the Statement of Cash Flows for the year then ended. Our examination was made in accordance with generally accepted auditing standards accepted in Israel, including those prescribed by the Auditors Regulations (Auditor's Mode of Performance), 1973, and in the United States of America, accordingly, we have applied such auditing procedures as we deemed necessary under the circumstances.

The financial statements referred to above were prepared on the basis of the historical cost convention, adjusted for changes in the general purchasing power of the Israeli currency, as measured by the changes in the exchange rate of the US Dollar to the Israeli Shekel, in accordance with the Statements of the Institute of Certified Public Accountants in Israel. Condensed nominal financial statements, on the basis of which the adjusted financial statements were prepared are presented in Note 20.

In our opinion, the financial statements referred to above present fairly, in accordance with generally accepted accounting principles in Israel, which are not materially different from those in the United States of America, the financial position of the Company as of December 31, 1994 and its results of operations, and the changes in shareholders' equity and cash flow for the year then ended.

Pursuant to Section 211 of the Companies Ordinance (New Version) 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above financial statements is given according to the best of our information and the explanations received by us and as shown by the books of the Company.

Without qualifying our opinion, we draw your attention to note 1b in reference to the Company's being in the development stage, as mentioned in the note, the Company's funds were derived from shareholders' investment and the Chief Scientist participation. The continuation of the Company's development of the system is conditioned upon further funding as described in the above-mentioned note.

The US Dollar financial statements are a translation of the above financial statements into US Dollars. In our opinion, the US Dollar financial statements have been translated fairly, in accordance with the basis explained in Note 2A.



Shachak & Co.
Certified Public Accountants (Israel)

Tel-Aviv, February 14, 1995

                         [Letterhead of Shachak & Co.]


AUDITORS' REPORT TO THE BOARD OF
DIRECTORS OF GEOTEK INDUSTRIES, INC.

We have examined the Balance Sheet of Powerspectrum Technology Ltd. (hereinafter the "Company") as of December 31, 1993, and the related Statement of Loss, the Statement of Changes in Shareholders' Equity, and the Statement of Cash Flows for the fifteen month period then ended. Our examination was performed in accordance with generally accepted auditing standards accepted in Israel, including those prescribed by the Auditors Regulations (Auditor's Mode of Performance), 1973, and in the United States of America, accordingly, we have applied such auditing procedures as we deemed necessary under the circumstances.

The financial statements referred to above were prepared on the basis of the historical cost convention, adjusted for changes in the general purchasing power of the Israeli currency, as measured by changes in the exchange rate of the US Dollar to the Israeli Shekel, in accordance with the Statements of the Institute of Certified Pubic Accountants in Israel. Condensed nominal financial statements, on the basis of which the adjusted financial statements were prepared are presented in Note 2A.

In our opinion, the financial statements referred to above present fairly, in accordance with generally accepted accounting principles in Israel, which are not materially different from those in the United States, the financial position of the Company as of December 31, 1993, and its results of operations, and the changes in shareholders' equity and cash flow for the fifteen month period then ended.

Pursuant to Section 211 of the Companies Ordinance (New Version) 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above financial statements is given according to the best of our information and the explanations received by us and as shown by the books of the Company.

The US Dollar financial statements are a translation of the above financial statements into US Dollars. In our opinion, the US Dollar financial statements have been translated fairly, in accordance with the basis explained in Note 2A.




Shachak & Co.
Certified Public Accounts (Israel)

Tel Aviv, February 27, 1994

                         [Letterhead of Shachak & Co.]


INDEPENDENT AUDITORS' REPORT

TO:  THE BOARD OF DIRECTORS OF
     GEOTEK COMMUNICATIONS, INC.

We have examined the Balance Sheet of Powerspectrum Technology Ltd. (hereinafter the "Company") as of September 30, 1992, and the related Income Statement, the Statement of Changes in Shareholders' Equity, and the Statement of Cash Flows for the three month period then ended. Our examination was performed in accordance with generally accepted auditing standards accepted in Israel, including those prescribed by the Auditors Regulations (Auditor's Mode of Performance), 1973, and in the United States of America, accordingly, we have applied such auditing procedures as we deemed necessary under the circumstances.

The financial statements referred to above were prepared on the basis of the historical cost convention, adjusted for changes in the general purchasing power of the Israeli currency, as measured by changes in the exchange rate of the US Dollar to the Israeli Shekel, in accordance with the Statements of the Institute of Certified Pubic Accountants in Israel. Condensed nominal financial statements, on the basis of which the adjusted financial statements were prepared are presented in Note 19.

In our opinion, the financial statements referred to above present fairly, in accordance with generally accepted accounting principles in Israel, which are not materially different from those in the United States, the financial position of the Company as of September 301992, and its results of operations, and the changes in shareholders' equity and cash flow for the three month period then ended.

Pursuant to Section 211 of the Companies Ordinance (New Version) 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above financial statements is given according to the best of our information and the explanations received by us and as shown by the books of the Company.

The US Dollar financial statements are a translation of the above financial statements into US Dollars. In our opinion, the US Dollar financial statements have been translated fairly, in accordance with the basis explained in Note 2A.




Shachak & Co.
Certified Public Accounts (Israel)

Tel Aviv, January 17, 1993

                         [Letterhead of Shachak & Co.]


INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
of Geotek Industries, Inc.

We have audited the Balance Sheet of "Oram" Power Supplies (1990) Ltd.-- (hereinafter the "Company") as of December 31, 1992 and 1991, and the related Statements of Income, Changes in Shareholders' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards accepted in Israel and in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of "Oram" Power Supplies (1990) Ltd. As of December 31, 1992 and 1991, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Shachak & Co.
Certified Public Accountants (Isr.)

February 24, 1993

Tel Aviv, Israel

                         [Letterhead of Shachak & Co.]


INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
of Geotek Industries, Inc.


We have audited the Balance Sheet of "Oram" Electric Industries Ltd. (hereinafter the "Company") as of December 31, 1992 and 1991, and the Statements of Income, Changes of Shareholders' Equity and Cash related Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards accepted in Israel and in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of "Oram" Power Supplies (1990) Ltd. As of December 31, 1992 and 1991, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Shachak & Co.
Certified Public Accountants (Isr.)

February 24, 1993

Tel Aviv, Israel

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1994 and 1993
                 (Dollars in thousands, except per share data)

                                                          1994            1993
                                                          ----            ----
            ASSETS
Current assets:
  Cash and cash equivalents                           $  27,531       $  51,686
  Temporary investments                                  24,515           7,873
  Accounts receivables trade, net of allowance
     for doubtful accounts of $503 in 1994
     and $458 in 1993                                    11,371          10,214
  Inventories                                             8,667           6,468
  Prepaid expenses and other assets                       7,468           3,810
                                                      ---------       ---------

              Total current assets                       79,552          80,051

Investments in affiliates                                26,582           1,443
Property, plant and equipment, net                       24,446          17,535
Intangible assets, net                                   46,099          29,741
Other assets                                              3,165           6,874
                                                      ---------       ---------
                                                      $ 179,844       $ 135,644
                                                      =========       =========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade                           $  12,490       $   8,441
  Accrued expenses and other                             12,315           8,744
  Notes payable, banks and other                          5,641           2,996
  Current maturities, long-term debt                      2,056           1,293
                                                      ---------       ---------

             Total current liabilities                   32,502          21,474
                                                      ---------       ---------

Long-term debt                                           29,396           3,961
Other non current liabilities                               198             744
Minority interest                                           392             221

Redeemable preferred stock                               40,000          40,000
Commitments and contingent liabilities

Shareholders' equity:
  Preferred stocks, $.01 par value:                                           3
  Common stock, $.01 par value:
       Authorized 86,000,000 and 58,000,000
       respectively; issued 50,869,000 and
       45,989,000 shares respectively, outstanding
       50,631,000 and 45,751,000
       shares, respectively                                 509             460
  Capital in excess of par value                        186,651         137,151
  Foreign currency translation adjustment                   767            (204)
  Accumulated deficit                                  (109,185)        (66,780)
  Treasury stock, at cost (238,000 common shares)        (1,386)         (1,386)
                                                      ---------       ---------
                                                         77,356          69,244
                                                      ---------       ---------
                                                      $ 179,844       $ 135,644
                                                      =========       =========
                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1994, 1993 and 1992
                             (Dollars in thousands)


                                                                          1994                 1993            1992
                                                                          ----                 ----            ----
Revenues:
    Net product sales                                                   $48,370              $37,501         $27,184
    Service income                                                       24,621               11,470           1,362
                                                                       --------             --------         -------
Total revenues                                                           72,991               48,971          28,546
                                                                       --------             --------         -------

Costs and expenses:
    Cost of goods sold                                                   31,174              25,653            19,458
    Cost of services                                                     16,578               7,958               466
    Research and development                                             19,477              10,570             2,225
    Acquisition of minority interest of a subsidiary
       assigned to a research and development project                                        32,430
    Marketing                                                            18,291               8,913             4,276
    General and administrative                                           19,850              12,508             4,527
    Interest expense                                                      3,101               2,591             1,099
    Interest and other income                                            (3,206)             (1,188)             (475)
    Amortization of intangibles                                           2,772                 919               390
    Equity in losses of investees                                         3,056                  34
    Other expenses (income)                                               3,472                 479            (1,039)
                                                                       --------            --------            -------

Total Costs and expenses                                                114,565             100,867             30,927
                                                                       --------            --------            -------

Loss from continuing operations before taxes
    on income and minority interest                                     (41,574)            (51,896)            (2,381)
Taxes on income                                                            (660)
Minority interest                                                         ( 171)              1,455
                                                                       --------            --------            -------
Loss from continuing operations                                         (42,405)            (50,441)            (2,381)

Discontinued operations:
    Income from operations                                                                                         193
    Gain on disposal                                                                             323                68
                                                                      ---------             --------           -------
                                                                                                 323               261
                                                                      ---------             --------           -------
Loss before extraordinary item and
    cumulative effect of accounting change                              (42,405)             (50,118)           (2,120)
Extraordinary item -- loss from early
    extinguishment of debt                                                                    (2,340)

Cumulative effect of change in fiscal
    year of subsidiary                                                                        (1,207)
                                                                       --------             --------           -------

Net loss                                                                (42,405)             (53,665)           (2,120)

Preferred dividends                                                      (2,066)                (246)            (777)
                                                                       --------             --------           -------

Net loss applicable to common stock                                    $(44,471)            $(53,911)          $(2,897)
                                                                       ========             ========           =======

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
              for the years ended December 31, 1994, 1993 and 1992
                             (Dollars in thousands)


                                                                        1994              1993                 1992
                                                                        ----              ----                 ----
Weighted average number of common
   shares outstanding                                                  49,687,000         35,579,000         14,232,000
                                                                       ==========         ==========        ===========

Per common share:
Loss from continuing operations,
       after preferred dividends                                         $(0.90)             $(1.43)            $(0.21)
    Discontinued operations:
      Income from operations                                                                                      0.01
      Gain on disposal                                                                         0.01
                                                                         -------             ------             ------
Loss before extraordinary item and
      cumulative effect of accounting change                              (0.90)              (1.42)             (0.20)
Extraordinary item -- loss from early
      extinguishment of debt                                                                  (0.07)
Cumulative effect of change in fiscal
      year of subsidiary                                                                      (0.03)
                                                                         ------              ------             ------
   Net loss applicable to common shares                                  $(0.90)             $(1.52)            $(0.20)
                                                                         ======               =====             ======









                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         as of and for the years ended December 31, 1994, 1993 and 1992
                                 (In Thousands)


                                                                                                  Foreign
                                          Preferred Stock      Common    Stock     Capital in     Currency
                                          ---------------      -------   ------    Excess of    Translation  Accumulated  Treasury
                                          Shares   Amount      Shares    Amount    Par Value     Adjustment    Deficit      Stock
                                          ------   ------      ------    ------    ---------     ----------  -----------   --------
Balance, January 1, 1992                  2,230    $  23        9,461     $ 95     $ 32,997                    $(10,995)   $ (6,768)
Issuance of common stock and warrants:
   Unit offering, net of related costs                          6,679       67       13,554
   Acquisition of Bogen shares                                    181        2          351
   Conversion of debt                                             757        7          959
   Conversion of Series A,B,C & G
     preferred stock                     (1,134)     (12)       3,270       33
   Conversion of Series F redeemable
     preferred stock                                              560        6          630
   Dividend on preferred                                          259        3          605
   Exercise of warrants                                           564        6          770
   Other                                                           83                    65
Accretion of Series F preferred                                                        (108)
Preferred dividend                                                                     (669)
Sale of defense segment to Aryt                                                                                              (5,069)
Net loss                                                                                                         (2,120)
                                        -------    -----      -------    -----     --------                   ---------    --------
Balance, January 1, 1993                  1,096     $ 11       21,814    $ 219     $ 49,154                   $ (13,115)   $(11,837)

Issuance of common stock and warrants:

   Unit offering, net of related costs                          4,952       50       18,286
   Exercise of warrants and options                            13,343      133       36,674
   Acquisition of Speech Design                                   552        5        3,137
   Conversion of preferred stock           (484)      (5)       1,323       13           (8)
   Other                                                           92        1          269
Issuance of options in connection
   with the acquisition of GMSI                                                         303
Capital contributed to Metro Net                                                        107
Issuance of warrants in connection
    with note payable                                                                 3,708
Issuance of shares and options in
   connection with the acquisition of
   minority interest in PSI                                     5,113       51       37,589                                  (1,386)
Retirement of Treasury Stock               (267)      (3)      (1,200)     (12)     (11,822)                                 11,837
Translation Adjustments                                                                              (204)
Preferred dividends                                                                    (246)
Net loss                                                                                                        (53,665)
                                        -------   ------      -------    -----    ---------     ---------     ---------    --------
                                            345   $    3       45,989    $ 460    $ 137,151          (204)    $ (66,780)   $ (1,386)


                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY, Continued
         as of and for the years ended December 31, 1994, 1993 and 1992
                                 (in Thousands)



                                                                                                  Foreign
                                          Preferred Stock      Common    Stock     Capital in     Currency
                                          ---------------      ------    ------    Excess of    Translation  Accumulated  Treasury
                                          Shares   Amount      Shares    Amount    Par Value     Adjustment    Deficit      Stock
                                          ------   ------      ------    ------    ---------     ----------  -----------   --------
Balance, January 1, 1994                     345      $3       45,989     $460      $137,151        $(204)    $(66,780)     $(1,386)
Issuance of common stock and warrants:
     Exercise of warrants and options                           1,394       14         3,833
     Conversion of Series A preferred
        stock                               (345)     (3)         345        3
Acquisition of minority interest in Bogen                         233        2         3,439
Sale to Vanguard pursuant to
     stock purchase agreement                                   2,500       25        29,225
Issuance of shares to Vanguard pursuant to
     management consulting agreement                              258        3         2,514
Acquisition of additional interest in GMSI                        150        2         1,630
Issuance of warrants in connection with
     note payable                                                                        925
Issuance of Series I Preferred Stock                                                  10,000
Preferred dividends                                                                   (2,066)
Changes in currency translation adjustment                                                            971
Net Loss                                                                                                       (42,405)
                                            ----     ---      -------     ----      --------         ----    ---------      --------
Balance, December 31, 1994                     0      $0       50,869     $509      $186,651         $767    $(109,185)     $(1,386)
                                            ====     ===      =======     ====      ========         ====    ==========     ========











                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1994, 1993 and 1992
                             (Dollars in thousands)

                                                             1994        1993*       1992
                                                             ----        -----       ----
Cash flows from operating activities:
    Net loss                                              $(42,405)   $(53,665)   $ (2,120)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Cumulative effect on prior year of changing
          the fiscal year end of a subsidiary                            1,207
        Discontinued operations:
          Income from operations                                                      (193)
          Gain on disposal                                                (323)        (68)
        Minority Interest                                      171      (1,455)
        Depreciation and amortization                        7,438       2,910         814
        Post acquisition adjustment for
          utilization of acquired
          net operating loss carryforward                      573
        Gain on sale of marketable securities                                       (1,039)
        Non cash acquisition of minority interest
          of a subsidiary, assigned to a research
          and development project                                       32,430
        Amortization of discount on senior
          secured note payable                                 391       1,545
        Equity in losses of investees                        3,056          34
        Loss on extinguishment, net of cash portion                      2,163
        Loss on sale of subsidiaries                                       479
        Reserve for impairment of loan                       3,500
        Issuance of stock for management consulting fee      2,517
        Changes in operating assets and liabilities
            (net of effects from acquisitions):
          Accounts receivable                                  876      (1,732)        481
          Inventories                                       (1,866)      1,083      (1,995)
          Prepaid expenses and other assets                 (5,312)     (2,971)       (689)
          Advances from Aryt                                                         1,079
          Accounts payable and accrued expenses              6,900       4,790         349
          Other                                                 84        (805)         12
                                                            ------      ------      ------
Net cash used in operating activities                      (24,077)    (14,310)     (3,369)
                                                            ======      ======      ======
Cash flows from investing activities:
    Advances to PowerSpectrum
      subsequent to October 1, 1992                                                 (4,198)
    Acquisition of licenses                                (12,963)     (5,281)
    Net increase in temporary investments                  (16,642)     (7,872)

- ---------
* Opening balance sheet adjusted to reflect cumulative effect of change in fiscal year of subsidiary.

                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
              for the years ended December 31, 1994, 1993 and 1992
                             (Dollars in thousands)

                                                              1994        1993*       1992
                                                              ----        ----        ----
    Proceeds from sale of subsidiaries shares                             6,180       1,170
    Proceeds from sale of marketable securities                                       1,100
    Acquisitions of property and equipment                  (10,458)     (2,279)       (926)
    Collection of notes receivable                                           37         828
    Investment in intangibles                                                          (349)
    Proceeds from sale of property and equipment                                         13
    Cash invested in acquisition of subsidiaries, net       (25,842)    (27,903)       (368)
    Loan to Harris Adacom B.V.                               (3,500)
    Other                                                                   (59)        (11)
                                                           --------    --------    --------
    Net cash used in investing activities                  $(69,405)   $(37,177)   $ (2,741)
                                                           ========    ========    ========
Cash flows from financing activities:
    Net borrowings, (repayments) under
          line-of-credit agreements                        $  2,390    $   (268)   $ (3,409)
    Proceeds from debt and warrants                           2,674                     244
    Repayments of debt                                       (1,507)    (14,035)     (1,740)
    Net proceeds from issuance of stock and debentures                   18,715
    Treasury stock acquired                                                             (60)
    Proceeds from issuance of redeemable preferred stock                 40,000
    Proceeds from issuance of preferred stock                10,000
    Deferred financing costs                                             (1,200)
    Proceeds from issuance of senior
          secured note and related warrants                  25,000      12,000
    Investment by others in stock of subsidiary                           2,124
    Proceeds from issuance of stock and warrants
          to Vanguard                                        29,250
    Proceeds from issuances of common stock                                          13,621
    Proceeds from issuance of options                                       303
    Proceeds from exercise of warrants and options            3,848      36,807         770
    Payment of preferred dividends                           (2,066)       (246)       (417)
    Advances to employees and directors                                                (300)
    Other                                                      (289)        587          17
                                                           --------     -------    --------
        Net cash provided by
          financing activities                               69,300      94,787       8,726
                                                           --------     -------    --------
Effect of exchange rate changes on cash                          27        (277)
Increase (decrease) in cash and equivalents                 (24,155)     43,023       2,616
Increase in cash due to a change in the
    fiscal year end of a subsidiary                                       5,638
Cash and equivalents, beginning of year                      51,686       3,025         409
                                                           --------    --------    --------
Cash and equivalents, end of year                          $ 27,531    $ 51,686    $  3,025
                                                           ========    ========    ========

- ---------
* Opening balance sheet adjusted to reflect cumulative effect of change in fiscal year of subsidiary.

                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
              for the years ended December 31, 1994, 1993 and 1992
                             (Dollars in thousands)

                                                                          1994      1993      1992
                                                                          ----      ----      ----
Supplemental cash flow information:

    Interest paid                                                      $ 3,142   $   822   $ 1,163

Supplemental schedule of noncash investing and financing activities:
    Summary of acquired subsidiaries:
        Fair value of assets acquired                                              4,217
        Liabilities assumed                                              2,066     2,029
        Disposition of investee                                                      185
        Stock issued                                                               3,142     2,071
        Issuance of common stock and warrants to acquire:
          PowerSpectrum, Inc. minority                                            37,640
          Additional interest in GMSI                                    1,631
          Bogen, Inc. remaining minority interest                        3,441
        Issuance of shares to subsidiary                                           1,386
    Conversion of Preferred Series A                                         1
    Management consulting fee paid in common stock                       2,517
    Transfer of Jerico and Reshef to Aryt:
        Acquisition of debt, debenture and accrued interest                                  3,425
        Treasury stock acquired                                                             10,363
    Conversion of preferred stock and redeemable preferred stock                               636
    Stock for services and bonuses                                                              50
    Preferred dividend paid by issuance of common stock                                        608
    Acquisition of technology rights by issuance of debenture                                  595
    Conversion of related party debt into Preferred Series G stock
        and common stock                                                                       816
    Acquisition of Reshef shares                                                                15
    Stock issued in lieu of debt payment                                             150       150


                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies:

Basis of Presentation and Principles of Consolidation

     The consolidated financial statements of Geotek Communications, Inc. ("the Company") include all wholly-owned, majority-owned and controlled subsidiaries. The Company accounts for 20%-50% owned entities by the equity method. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the 1993 and 1992 financial statements and notes have been reclassified to conform to the 1994 presentation.

Revenue Recognition

     Commercial manufacturing product revenues, net of expected sales returns, are recognized upon shipment. Revenues relating to contracts for the sale and installation of wireless dispatch systems are recognized using the percentage of completion method. Revenues for service income are recognized when services are provided. Deferred revenues are recognized when the customer is billed in advance and is recorded in income over the period to which the advance billing relates.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

Cash and Cash Equivalents

     Cash and cash equivalents are highly liquid debt instruments purchased with a maturity of three months or less, and are considered to be cash equivalents for cash flow reporting purposes.

Temporary Investments

     The Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") as of January 1, 1994. In accordance with FAS 115, prior years' financial statements have not been restated to reflect the change in accounting method. There was no cumulative effect as a result of adopting FAS 115.

     Management determines the appropriate classification of its investments in debt and equity securities with a maturity of more than three months at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. At December 31, 1994, the Company had no investment in equity securities and no debt securities that qualified as trading or available for sale. At December 31, 1993, debt securities were carried at amortized cost which approximated market.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk and Off-Balance-Sheet Risks

     The Company provides mobile radio services to commercial customers in the United States and the United Kingdom and designs, manufactures and distributes electronic communications equipment for commercial customers, under contractual arrangements. The Company performs ongoing credit evaluations of its commercial customers and generally does not require collateral. The Company maintains reserves for potential losses from these contractual arrangements. Credit risk with respect to accounts receivable is limited due to the large number of customers and their industry and geographic dispersion. The Company's Israeli subsidiaries are prohibited from making certain payments, including loans, to entities outside of Israel without the Bank of Israel's approval. The subsidiaries are permitted, however, to distribute dividends, reimburse expenses and make other specific payments.

Financial Instruments

     Forward exchange contracts are entered into from time to time to offset the effects of exchange rates on transactions denominated in foreign currencies. Gains and losses on contracts designated as effective hedges of firm commitments are deferred and included in income as part of those transactions. Gains and losses on contracts used to hedge anticipated transactions are recorded to income currently. See Note 15 for the fair value of these instruments. The company is exposed to certain losses in the event of non-performance by the counter-parties to these agreements. However, the Company's exposure is not material.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Property, plant and equipment acquired through acquisition are recorded at the fair value at the date of acquisition. Depreciation and amortization are provided principally by the straight-line method over the estimated useful lives of the related assets which range between 3 to 10 years. Gains or losses arising from dispositions are recorded in operations.

Intangible Assets

     The excess of cost over the fair value of net assets acquired is amortized on a straight-line basis over twenty to forty years. At each balance sheet date management assesses whether there has been a permanent impairment in the value of goodwill by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of goodwill. The factors considered by management in performing this assessment include current operating results, trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors. FCC and other private radio licenses are amortized over twenty years.

Foreign Currency Translation

     For international operations, assets and liabilities are translated at year-end exchange rates and income statement items are translated at average exchange rates for the period. Resulting translation adjustments are recorded as a separate component of shareholders' equity.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

     Research and Development expenditures are expensed as incurred. All expenses relating to research and development ventures are recorded, net of grants (see Note 12) as research and development expense.

Taxes on Income

     Effective January 1, 1993 the Company implemented FAS No. 109, "Accounting for Income Taxes". This pronouncement changed the method of accounting for income taxes from the deferred method to the liability method, which includes a requirement for adjustment of deferred tax balances for tax rate changes. Prior to 1993 taxes on income were determined under Accounting Principles Board
Opinion No. 11, whereby the income tax provision is calculated under the deferred method. The deferred method recognized income taxes on financial statement income, and the tax effect of differences between financial income and taxable income are deferred at tax rates in effect during the period.

Cumulative Effect on Prior Year of Changing Fiscal Year End of a Subsidiary

     In 1993, the Company's PowerSpectrum, Inc. ("PSI") subsidiary changed its fiscal year end from September 30 to December 31. This change was made in anticipation of the merger, which occurred on July 30, 1993, of PSI into a wholly owned subsidiary of the Company (See Note 2). The operating results of PSI for the period October 1, 1992 to December 31, 1992 are included in the 1993 statement of operations as a cumulative effect on prior year of changing the fiscal year end of a subsidiary.

Loss Per Common Share

     Net loss per common share is computed by dividing the net loss, after preferred dividend requirement, by the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded since the effect would be anti-dilutive.

2.  Acquired, Discontinued and Disposed Operations:

Wireless Networks in Germany

     In the third quarter of 1994, in two separate transactions, the Company acquired an approximate 49% interest in each of two SMR type networks in Germany. On a combined basis, these networks provide services in eight of the fourteen major metropolitan areas in Germany.

     The Company acquired 49% of Preussag Bundelfunk GmbH ("PBG") in July 1994, for approximately $14.0 million in cash. The Company does not have a controlling interest in PBG and accounts for its investment under the equity method. Under the terms of its investment, the Company has agreed to fund PBG and, after PBG's existing capital is exhausted, will record 100% of PBG's losses as its share under the equity method. Due to regulatory restrictions regarding the transfer of mobile radio licenses, the Company cannot control PBG at this time. If, and when, regulatory approval is obtained, the remaining 51% of PBG will be transferred to the Company for no additional consideration and the Company will

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS consolidate the results of PBG in its financial statements. The Company has guaranteed the repayment of certain debt of PBG, due in 1999, to the seller, Preussag Mobilefunk GmbH ("PMG"), of DM 3.5 million plus interest (approximately $2.4 million). This guarantee has been secured by a letter of credit. The excess of the purchase price over the Company's share of the fair value of the net assets of PBG at the date of acquisition of $12.2 million has been accounted for as goodwill and is being amortized over 20 years.

     The Company acquired 49.9% of DBF Bundelfunk GmbH & Co. ("DBF") in August 1994 for approximately $5.3 million in cash. In addition, the Company and the seller, Quante A.G., have each committed to contribute DM 5.0 million (approximately $3.2 million), of which DM 3.0 million (approximately $1.8 million) has been contributed by the Company prior to December 31, 1994. The Company and Quante were granted call and put options, respectively, for the remaining 50.1% of DBF held by Quante. In March, 1995 Quante advised the Company that it will exercise its option to sell its 50.1% interest in DBF to the Company for DM 9.0 million (approximately $6.3 million) in cash. The transfer is subject to approval of the German radio licensing authority which is expected during 1995. The Company does not currently have a controlling interest in DBF and accounts for its investment under the equity method. After the purchase of the remaining 50.1% interest in DBF is consummated, the Company will consolidate the results of DBF in its financial statements. The excess of the purchase price over the Company's share of the fair value of the net assets of DBF at the date of acquisition of $7.3 million has been accounted for as goodwill and is being amortized over 20 years.

Other Acquisitions

     In January 1994 the Company completed a tender offer, whereby its interest in Bogen increased from 91% to 99% in exchange for 233,442 shares of the Company's common stock. The shares have been valued at $3.4 million, which amount has been recorded as additional goodwill. (See Note 18)

     In February  1993,  the Company  acquired a 67%  interest in Speech  Design
GmbH, a Munich based developer, manufacturer and marketer of telephone peripherals in exchange for $900,000 in cash and notes and 553,000 of the Company's common shares. (See Note 18)

     In May 1993, the Company acquired a 66% interest in GMSI (formerly known as Gandalf Mobile Systems, Inc.) in consideration for Canadian $2.0 million and the guarantee by the Company of Canadian $2.0 million in debt (due in 1998) to the seller. In April 1994, upon the exercise by GTI of a put option granted at the acquisition date, the Company acquired GTI's remaining 10% interest in GMSI in consideration for 150,000 shares of the Company's common stock. The shares issued in April 1994 have been valued at $1.6 million, which amount has been recorded as additional goodwill.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In July 1993, the Company acquired all of the outstanding stock of National Band Three Ltd. ("NBTL"), the only national provider of private mobile radio services in Great Britain, for approximately $24.0 million in cash.

     In July 1993, the Company acquired the 38% of its U.S. wireless subsidiary, PSI, that it did not already own, through a merger of PSI into a wholly-owned subsidiary of the Company (the "Merger"). Under the terms of the Merger Agreement all outstanding shares of PSI common stock not then owned by the Company and all options to acquire PSI common stock were converted into either shares of or options to acquire the Company's common stock. All employment related and other options to purchase PSI common stock (including those held by certain members of Geotek management) were converted into options to purchase shares of the Company's common stock. In connection with the Merger, the Company issued approximately 5.1 million shares of common stock and options to acquire an additional 2.0 million shares of the Company's common stock. In 1992 PSI entered into a joint venture, PowerSpectrum Technologies, Ltd. ("PST") with an Israeli government agency, Rafael Armament Development Authority ("Rafael"). PST is developing the Company's digital wireless communications system based upon the technology contributed to PST by Rafael. PSI holds a 56% interest in PST. The excess of consideration paid over the fair value of the net assets acquired in the merger, of $32.4 million has been attributed to the incomplete research and development project and was charged to expense at the time of the Merger.

     Each of the acquisitions has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the underlying assets and liabilities at their estimated fair values at the dates of acquisition. The excess of the respective purchase prices over the fair value of the net assets acquired has been recorded as goodwill for each of these acquisitions. The results of operations are included from the respective dates of acquisition.

Pro Forma Information

     The following table summarizes the unaudited consolidated pro forma results of operations, assuming the acquisitions had occurred at the beginning of each of the periods as follows (in thousands):

                                                         1994             1993*
                                                         ----             ----
Net sales                                             $ 72,991         $ 58,190
Loss from continuing operations                        (46,313)         (56,107)
Loss from continuing operations per share               ($0.93)          ($1.47)

- ---------------
*  Includes non cash charge of $32.4 million related to PSI merger.

     The unaudited pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions been made at the beginning of the period, or of results which may occur in the future.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Merger with Metro Net

     In January 1994 the Company acquired, through a merger, all of the outstanding stock of Metro Net Systems, Inc. ("MetroNet") in consideration for the issuance of 3,112,500 common shares of the Company. The merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the acquisition to include the results of operations, financial position and cash flows of Metro Net. The effect of the merger on the results of operations in the period in which the pooling of interests occurred is immaterial. Metro Net is a provider of wide area SMR services in the New York City area.

Disposal of Defense Segment

     During the second quarter of 1992 the Company transferred its two defense subsidiaries, Reshef Technologies, Ltd. and J.P. Mfg. Inc. to Aryt Industries, Ltd. ("Aryt"), a partially owned subsidiary at that time, in exchange for cash and certain securities of the Company that were owned by Aryt. In connection with the exchange, the Company will receive up to $1.8 million (of which $1.3 million was advanced in 1992) of volume discounts on purchases from Aryt during the three year period ending December 31, 1995. The advance, net of discounts taken, has been recorded as deferred credits and $570,000 is included in accrued expenses in the December 31, 1993 balance sheet. The December 31, 1994 balance sheet includes $339,000 in other assets, representing discounts earned in excess of the advance. Purchases from Aryt for the years ended December 31, 1994, 1993 and 1992 totaled $5.4 million, $3.5 million and $1.1 million, respectively.

     During the third quarter of 1992 the Company reached an agreement in principle to sell its investment in Aryt, representing its entire defense segment, to Evergreen Canada-Israel Investment Co. Ltd. a related party. The Company has accounted for the defense segment as a discontinued operation and accordingly reclassified the 1992 financial statements. The transaction was completed in June 1993 and resulted in total consideration of $5.4 million. In 1992, discontinued operations generated operating revenues of $13.2 million operating income $499,000, related income taxes of $306,000 and net income from operations of $193,000.

Other Dispositions

     In  September   1993  the  Company  sold  its  interest  in  Oram  Electric
Industries, Ltd. and Oram Power Supplies Ltd. to a company in which a then-current director of the Company was a principal shareholder. The Company received $1.0 million in cash at the closing, which resulted in a gain of $53,000. In December 1993 the Company sold substantially all of the assets of Geopower, Inc., a wholly owned subsidiary, to an unaffiliated company for $1.1 million resulting in a loss of $522,000, including approximately $322,000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS attributable to the write off of intangibles. The results of operations of these entities are included in the Company's financial statements through the respective dates of sale. These companies were included in the Company's "other" segment.

3.  Temporary Investments:

     Temporary Investments include $22.0 million of U.S. Government Agency securities and $2.5 million of other debt obligations at December 31, 1994. The amortized cost of marketable securities at December 31, 1994 approximates fair market value. All marketable debt securities classified as held to maturity at December 31, 1994 are due within one year. Temporary investments of $2.5 million are pledged as collateral for a letter of credit.

4.  Inventories:

     Inventories as of December 31, 1994 and 1993 are as follows (in thousands):

                                              1994               1993
                                             ------             ------
         Raw materials                       $2,030             $1,798
         Work-in-process                        781                513
         Finished goods                       5,856              4,157
                                             ------             ------
                                             $8,667             $6,468
                                             ======             ======

5.  Investments in Affiliates:

     During 1994 the Company acquired minority non-controlling equity interests in two wireless networks in Germany as described in Note 2. As of December 31, 1994 the carrying values of these investments was $14.9 million and $7.2 million in PBG and DBF, respectively.

     In January 1994, the Company acquired a 49% interest in Protocall Ventures, Inc. ("Protocall") for $3.8 million. Protocall owns minority interests in licenses in Portugal, Spain, Germany & Romania. In the event Protocall is not granted permanent licenses for certain temporary licenses (not included above) it holds, a portion of the purchase price, currently held in escrow, will be returned to the Company. The excess of the purchase price over the fair value of the net assets of Protocall at the date of acquisition of $2.3 million has been recorded as goodwill and is being amortized over 20 years. As of December 31, 1994 the carrying value of this investment was $3.2 million. As of December 31, 1993, the Company had placed $3 million in escrow pending completion of the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS transaction, which amount is included in other assets. The Company is recording its investment in Protocall on the equity basis.

     Company is recording 100% of Protocall's losses as it funds 100% of PVL's losses, primarily, through loans to Protocall.

     The Company acquired, in August 1993, a 25% interest in Cumulous Communications Company ("Cumulous") for aggregate consideration of $1.5 million. Cumulus is a provider of SMR services in the San Joaquin Valley of California. The Company's investment exceeds its share of the underlying net assets of Cumulous by approximately $940,000 which amount is being amortized over 20 years. The carrying value of this investment as of December 31, 1994 and 1993 was $1.3 million and $1.4 million, respectively.

     Summarized   combined  financial   information  for  affiliated   companies
accounted for under the equity method is shown below on a 100 percent basis (in thousands).

     Results of Operations for the year ended December 31, 1994:

              Gross revenues                               $ 3,048
              Loss from operations and net loss              5,203

     Financial position as of December 31, 1994:

              Current assets                               $ 3,564
              Non current assets                            15,333
              Current liabilities                            8,642
              Non current liabilities                        3,695

6.  Property, Plant and Equipment (in thousands):

                                                      1994            1993
                                                      ----            ----
     Machinery and equipment                        $29,064         $19,140
     Furniture and fixtures                           1,891           1,164
     Leasehold improvements                             623             358
     Construction in progress                           719
                                                    -------         -------
                                                     32,303          20,662
         Less accumulated depreciation
         and amortization                             7,856           3,127
                                                    -------         -------
                                                    $24,446         $17,535
                                                    =======         =======


     Depreciation  expense was $4,666,  $1,914 and $430 in 1994, 1993, and 1992,
respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  Intangible Assets (in thousands):

                                                              1994        1993
                                                              ----        ----
    Excess of cost over fair value
      of net assets acquired                                 $21,462     $16,091
    FCC and other private mobile radio licenses
      acquired and related intangibles                        27,479      14,518
    Other                                                        753         753
                                                             -------     -------
                                                              49,694      31,362
    Less accumulated amortization                              3,595       1,621
                                                             -------     -------
                                                             $46,099     $29,741
                                                             =======     =======


     The increase in the excess of cost over fair value of net assets acquired in 1994 is primarily attributable to the acquisitions of additional interests in Bogen and GMSI. The increase in FCC and other private mobile radio licenses is attributable to the cost of licenses acquired in the United States.

8.  Notes Payable:

     Notes payable consists of the following (in thousands):

                                                               1994      1993
                                                              -----     -----
    $10.0 million line of credit, bank
       interest at prime plus 2.5% (a)                       $4,355
    $4.5 million line of credit, bank,
       interest at prime plus 3% (b)                                   $2,564
    Line of credit, bank (c)                                    728       432
    Line of credit, bank (d)                                    558
                                                             ------    ------
                                                             $5,641   $ 2,996
                                                             ======    ======
    Prime rate at December 31                                  8.50%     6.00%

- ---------
(a) This line of credit (which expires on August 10, 1995) is subject to available collateral (primarily accounts receivable and inventory). The assets of a subsidiary, with a book value of $13.8 million at December 31, 1994, are pledged as collateral for the line, which is also guaranteed by the Company. As of December 31, 1994 the unutilized amount available under the line was $269,000.

(b) This line of credit was terminated in February 1994. While in effect the assets of a subsidiary were pledged as collateral and the Company had guaranteed the line. It was replaced by the $10.0 million line discussed above.

(c) The maximum amount available under this line of credit is $1.3 million including amounts outstanding under the long term portion. Interest rates vary between 6.5% and 9.5% depending on the length of time the funds will be used. The assets of a subsidiary, with a book value of $4.5 million, are pledged as collateral. As of December 31, 1994 the unutilized amount available under this line of credit was $404,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d) As of December 31, 1994 the line of credit was fully utilized. Interest on the line is payable at a rate of 6.75%.


9.  Long-Term Debt:

     Long-term debt consists of the following (in thousands):

                                                                 1994      1993
                                                               -------   -------

   Senior secured notes, due September 1995 (a)                $24,177
   Notes payable, due in various installments
     through 1999, interest between 10% and 15% (b)              2,066
   Convertible debenture, face value $4.0 million
     imputed interest at 10%, due in 2012 (c)                      755   $   686
   Debenture, interest at 5% due in quarterly payments,
     payment of principal due March 31, 1998                     1,427     1,453
   Notes payable, interest at 7.5% due in quarterly payments
     through December 31, 1995, payment of principal
     due December 1995                                             850       850
   Notes payable, other, due in various installments
     through 1997, bearing interest at rates ranging
     between 7.5% and 12%                                        1,510     1,280
   Subordinated notes payable, interest at prime and 9%,
     due in installments through 1996                              667       985
                                                               -------   -------
                                                                31,452     5,254
   Less, current maturities                                      2,056     1,293
                                                               -------   -------
                                                               $29,396   $ 3,961
                                                               =======   =======

- ----------
(a) In June 1994, the Company issued senior secured notes, due September 1995, in the aggregate principal amount of $25.0 million (the "Notes"), along with detachable five-year warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $7.875 per share (the "Warrants"). The aggregate net proceeds to the Company from the issuance and sale of the Notes and Warrants was $24.5 million, of which, $925,000 has been allocated to the Warrants as well as recorded as a discount on the Notes. The Notes bear interest at the rate of 14.0% per annum, payable monthly until maturity. The Company has pledged its shares in, and/or obtained joint and several guarantees of, certain of the Company's subsidiaries, including PowerSpectrum Inc., National Band Three Limited, Metro Net Systems Inc., and Bogen Corporation as collateral. Under the terms of the Notes, the Company must maintain certain financial ratios, needs permission of the holder of the Notes to enter certain transactions and may be required to make prepayments under certain circumstances. Certain penalties apply in the event the Replacement Notes are prepaid. The proceeds were used to fund the Company's acquisitions in Germany (see Note
     2). The Notes were  originally  due in September  1995 but were  refinanced

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (See Note 18) in March 1995 and are presented herein and in the accompanying financial statements as long-term debt based upon the terms specified in the refinancing agreements.

(b) These notes were assumed in connection with the purchase of certain SMR licenses in various cities in the US. Certain analog SMR equipment as well as revenues generated by the systems is pledged as collateral for the notes.

(c) This note is convertible into a 38% ownership interest of PST (See Note 2). PST may demand conversion at any time after July 2, 1996, provided that PSI has fulfilled its financial obligations to PST.

     Minimum annual principal repayments of long-term debt during the next five years and thereafter, are as follows:

                 Year                               In Thousands
                 ----                               ------------
                 1995                                  $ 2,056
                 1996                                   12,849
                 1997                                   12,123
                 1998                                    2,619
                 1999                                    1,050
                 Thereafter                                755
                                                       -------
                 Total                                 $31,452
                                                       =======

Extinguishment of Certain Debt

     In July 1993, the Company issued a $12.0 million Senior Secured Note, (the "Note") in connection with the acquisition of National Band Three Ltd. The Note was due in July 1994 with an interest rate of prime plus 1%. In connection with the issuance of the Note the Company also issued warrants to acquire 1.9 million shares of the Company's common stock at $6.00 per share to the purchaser of the Note. The value of the warrants was recorded as a discount on the Note and was to be amortized over the life of the Note.

     In December 1993, in separate but related transactions, the Note was retired and the purchaser of the Note exercised its rights to purchase 2.1 million common shares under warrants issued in connection with the Note and other warrants it held. In order to induce the purchaser to exercise its rights in advance of the warrant expiration date, the Company reduced the exercise price to an aggregate of $8.9 million which represents the present value of the exercise prices of the various options if exercised just prior to expiration. At closing, the Company paid $3.2 million of principal, which, combined with the exercise price, repaid the Note in full. In connection with the early

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS extinguishment of debt the Company recorded a pre-tax extraordinary loss of $2.3 million resulting primarily from the unamortized discount on the Note as of the date of repayment.

     The Company's debt agreements restrict dividend payments by the Company and certain of its subsidiaries.

10.  Pension and Severance Plans:

     The Company and its subsidiaries provide defined contribution and other severance plans for certain employees. One of its domestic subsidiaries participates in multi-employer pension plans which cover all union employees. The Company also maintains a 401(K) plan covering substantially all U.S. based employees. Expenses under these plans totalled $319,000, $356,000 and $237,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

11.  Income Taxes:

     Effective January 1, 1993, the Company adopted FAS No. 109, "Accounting for Income Taxes". FAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The impact of adoption of this standard was immaterial.

     Taxes on income in 1994 consists of taxes paid by a foreign subsidiary. The amount presented includes $573,000 related to the 1994 utilization of pre-acquisition net operating losses, which had a full valuation allowance established at the time of acquisition by the Company and has been recorded in 1994 as a reduction to goodwill.

     The Company has domestic net operating loss (NOL) carryforwards for tax purposes of approximately $36.2 million and $16.5 million in 1994 and 1993, respectively, which expire between the years 2001 through 2008. Additionally, the Company has tax deferred balance sheet reserves of approximately $4.0 million in 1994. An effective tax rate reconciliation has not been provided as the Company had no domestic tax provision for the years ended December 31, 1994, 1993 and 1992.

     The Company has domestic deferred tax assets of $ 14.0 million and $5.9 million in 1994 and 1993, respectively, related to the NOLs. In accordance with FAS No. 109, the Company has established a valuation allowance offsetting the tax benefit of the NOL carryforwards as it is unlikely that the benefit will be realized. The carryforwards are subject to certain limitations on their utilization and limitations as a result of various changes in control which have occurred.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company has not provided deferred U.S. income taxes on the undistributed earnings of foreign subsidiaries which the Company intends to permanently reinvest in their operations. The Company has foreign NOL carryforwards for tax purposes of approximately $3.4 million in 1994. The deferred tax asset related to those NOL carryforwards is approximately $1.5 million. The Company has established a valuation allowance offsetting the tax benefit of the NOL carryforwards as it is unlikely that the benefit will be realized.

12.  Commitments and Contingent Liabilities:

Leases

     The Company leases facilities under noncancellable operating leases, some of which include escalation clauses. Future minimum rental commitments under noncancellable operating leases are as follows:

                      Year                      In Thousands
                      ----                      ------------
                      1995                         $ 6,552
                      1996                           5,060
                      1997                           4,795
                      1998                           4,396
                      1999                           1,699
                      Thereafter                     1,581
                                                   -------
                                                   $24,083
                                                   =======

     Rent expense was $6.4 million, $2.1 million and $0.8 million in 1994, 1993 and 1992, respectively.

Forward Transactions

     In order to protect itself from losses which may arise from differences between obligations to Rafael and other expected expenditures linked to a foreign Consumer Price Index and dollar denominated assets, PST has entered into a series of forward (hedging) transactions with a bank. As of December 31, 1994, PST had a single contract outstanding in the amount of $600,000. In addition, the Company uses forward exchange contracts to hedge against certain firm commitments. As of December 31, 1994, other contracts with a value of $1.3 million were outstanding.

Government Participation in Research and Development Project

     The Chief Scientist of the Israeli Ministry of Industry and Commerce (Chief Scientist) has agreed to fund certain eligible expenditures related to the development of the digital wireless communication system by PST. Funding received from the Chief Scientist is repayable without interest only from revenues generated by the product being developed. Through December 31, 1994 such participation amounted to $6.8 million and is reported in the statement of operations as a reduction of research and development expenses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Manufacturing Commitment

     The Company has contracted with Mitsubishi Consumer Electronics of America to manufacture Commercial Subscriber Units on behalf of the Company. An initial order has been placed with a value of approximately $2.5 million.

Guarantees of Debt of Equity Investees

     The Company has guaranteed the repayment of certain debt of PBG, due in 1999, to the former owner of PBG, in the amount of DM 3.5 million plus interest (approximately $2.5 million). A letter of credit has been issued as collateral for this obligation.

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

Litigation

     In June 1994 the Company filed a lawsuit against Harris Adacom Corporation B.V. ("Harris"), a Dutch corporation, to enforce its rights under a loan agreement between the parties. The Company is seeking repayment of a $3.5 million loan made to Harris in January 1994 in connection with a potential purchase transaction between the Company and Adacom Technologies Ltd. ("ATL"), an affiliate of Harris and an Israeli publicly traded company. The loan was collateralized by stock owned by Harris in ATL. At the time of the loan, the collateral had a market value in excess of $10 million and the total market value of ATL was in excess of $100 million. The purchase transaction was not consummated. In May 1994 the market value of ATL dropped dramatically and ATL became insolvent, thereby reducing the value of the collateral to practically zero. At or about the same time, creditors placed Harris into bankruptcy proceedings in the Netherlands. The Company subsequently received limited information relating to the recoverability of the loan, and Management does not expect to recover the loan. The Company is aggressively pursuing its rights under the loan in Dutch bankruptcy court and is awaiting additional information on the assets and creditors of Harris. Based upon the information currently available, it cannot be determined the amount, if any, that will ultimately be recovered; therefore, the Company has established a reserve against the full amount of the loan. Accordingly, the 1994 statement of operations includes, in other expenses, a charge of $3.5 million to establish this reserve.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

13.  Redeemable Preferred Stock:

     In December 1993 the Company issued through a private placement, 444,445 shares of Series H Cumulative Redeemable Convertible Preferred Stock at a price of $90 per share. The shares bear a dividend for five years, at a rate of five percent per year, payable quarterly. The shares are redeemable, at stated value, on October 31, 2000 only if the Company's common stock has not closed at an average price of $18 for any 20 consecutive trading days after the third anniversary of the date of issuance of the preferred shares. In the event that the shares are redeemed, the Company may elect to pay the redemption price in shares of its common stock, provided that the common shares will have an aggregate market value equal to 150% of the redemption value of the Series H shares being redeemed. The shares are convertible into common shares at any time at a ratio (adjusted for splits) of ten common shares for each preferred share. The holders of the Series H shares are entitled to vote on all matters voted on by common shareholders as if the Series H shares were converted to common stock. The Company has paid dividends of $2.0 million and $0.1 million, respectively, for the years ended December 31, 1994 and 1993.

14.  Shareholders' Equity:

Preferred Stock

     At December 31, 1994, there were 15 shares of Series E Preferred Stock and 20 shares of Series I Preferred Stock issued and outstanding. At December 31, 1993, there were 345,000 of Series A Preferred Stock and 30 shares of Series E Preferred Stock issued and outstanding. In February 1994 all of the Series A Preferred shares then outstanding were converted into an equal number of common shares.

     In December 1994, the Company executed two separate agreements to issue a total of 40 shares of Series I Convertible Preferred Stock at a price of $500,000 per share or total consideration of $20.0 million. The Soros Group

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(currently holders of 100% of the Company's Series H Cumulative Convertible Preferred Stock) has agreed to purchase 20 shares, and the Company's partner in a joint venture attempting to secure a license to provide wireless services in Korea has agreed to purchase 20 shares. The shares bear a dividend, payable quarterly in either cash or common shares, for five years at a rate of 7% per annum and carry a conversion premium. The Company has the option to retire the shares, in either cash or common shares if the price of the Company's common stock exceeds 150% of the conversion price for any 20 days within a period of 30 consecutive days. The purchase by the Soros Group was consummated in December 1994, in the amount of $10.0 million, while the closing of the other transaction is subject to certain regulatory approvals which are yet to be received.

     The Series E Preferred Shares were issued to collateralize principal payments required by certain subordinated debt of which $150,000 was outstanding as of December 31, 1994 and each share is convertible into common shares with a market value of $10,000 based upon market price prior to conversion. Holders of Series E shares are entitled to vote only on matters affecting the Company's preferred stock.

     During 1993, 484,000 Series A and 42 Series G shares were converted into 1,323,000 common shares. During 1992 all of Series B and C, 50,000 Series A and twenty-one Series G shares were converted into 3,270,000 common shares.

     The Company's outstanding preferred shares earn cumulative annual dividends as follows: Series A (converted into common shares in 1994), $0.25 per share; Series B (converted into common shares in 1992), $0.50 per share; Series C (converted into common shares in 1992), $1.00 per share; Series G (converted into common shares in 1993 and 1992), $2,500 per share. The Series D preferred shares reacquired by the Company in 1992 were cancelled in 1993.

Common Stock

     In February 1994 the Company sold 2.5 million shares of common stock to Vanguard Cellular Systems Inc. ("Vanguard") for a total of $30 million (before expenses of $750,000). See below for a description of the options issued to Vanguard. (Also see Note 16.)

     In April 1993 the Company completed a private placement, commenced in December 1992, of approximately 1 million units consisting of three shares of common stock and one two year warrant to purchase an additional share of common stock at an exercise price of $4.98. Net proceeds from the offering amounted to approximately $9.5 million, of which $5.4 million was received prior to December 31, 1992. In addition, the Company issued to the selling agent a two year warrant to acquire 180,723 shares of common stock at an exercise price of $3.32.

     In January 1993, the Company completed a private placement of 408,640 units, each consisting of nine common shares and three separate warrants to purchase one common share at an exercise price of $4.8125, expiring 18 months, 30 months and 42 months from issuance, respectively. Each unit was sold in

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consideration   for   $37.6876.   Net  proceeds  to  the  Company   amounted  to
approximately $14.4 million.

     In order to finance a portion of the acquisition of National Band Three, the Company requested in June 1993 that warrant and option holders immediately exercise their right to purchase the Company's common stock. To induce the warrant and option holders to exercise early, the Company offered discounts from the original exercise price. The amount of the discount varied depending upon the expiration date of the warrant or option. The Company issued approximately 9,200,000 shares in connection with the exercise of options and warrants under this program. Net proceeds were approximately $23 million.

     Included in the 5.1 million common shares issued in connection with the PSI Merger (Note 2) were approximately 424,000 shares issued to PST in exchange for the PSI shares then owned by PST. The number of shares issued was determined using the same ratio as for other PSI shareholders. The Company has recorded the value of its ultimate ownership interest in these shares as treasury stock.

     In 1993 the Company cancelled the 1.2 million shares that were held in treasury at December 31, 1992.

Warrants and Options

     A summary of the warrants and options activity during the years ended December 31, 1994, 1993 and 1992 is as follows (shares in thousands):


1994
- ----
                                                                                                        Exercise
                                          Outstanding                                  Outstanding        Price
            Name                           January 1  Granted   Exercised  Cancelled   December 31      Per Share
            ----                            -------   -------   ---------  ---------   ------------   -------------
     Employee/Director Plan                   1,564     1,174       (240)       (33)     2,465         $1.00-$16.00
     Loan warrants and options                  130       300        (49)                  381         $1.25-$ 7.88
     PSI Merger                               1,056                  (83)                  973         $0.61-$ 5.06
     Vanguard Options                                  10,000                           10,000        $15.00-$18.00
     Private Placements                       1,026                 (959)                   67         $3.10-$ 4.98
     Other warrants and options               1,208       220        (63)                1,365          $1.00-$6.00
                                             ------   -------     ------    -------    -------
     Total outstanding                        4,984    11,694     (1,394)       (33)    15,251
                                             ======   =======     ======    =======    =======


1993
- ----
                                                                                                        Exercise
                                          Outstanding           Exercised  Exercised  Outstanding        Price
            Name                           January 1  Granted   Full Price  Discount   December 31      Per Share
            ----                            -------   -------    -------    -------    ------------   -------------
    Employee / Director Plan                  1,223       737       (136)      (260)     1,564          $1.00-$8.50
    Loan warrants and options                   710     1,900       (330)    (2,050)       130          $1.25-$6.00
    Preferred stocks                            915                  (60)      (855)                    $1.00-$1.65
    PSI merger                                          2,056     (1,000)                1,056          $0.61-$5.06
    Private Placements                        6,730     1,938       (323)    (7,311)     1,026          $3.10-$4.98
    Debt Conversion                             305                 (198)      (107)                    $1.00-$2.50
    Other warrants and options                1,718       213       (148)      (565)     1,208          $0.18-$6.00
                                             ------   -------     ------    -------    -------
    Tota1 outstanding                        11,601     6,844     (2,195)   (11,148)     4,984
                                             ======   =======     ======    =======    =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1992
- ----
                                                                                                        Exercise
                                          Outstanding                                  Outstanding        Price
            Name                           January 1  Granted   Exercised  Cancelled   December 31      Per Share
            ----                            -------   -------   ---------  ---------   -----------     ------------
      Employee / Director Plan                1,025       320        (63)       (59)     1,223          $1.00-$2.25
      Loan warrants and options                 620       140        (50)                  710          $1.25-$2.00
      Preferred stocks                        1,155                 (240)                  915          $1.00-$1.65
      Private Placements                                6,766        (36)                6,730          $3.10-$4.98
      Debt Conversion                                     465       (160)                  305          $1.00-$2.50
      Other warrants and options                561     1,190        (15)       (18)     1,718          $0.18-$4.25
                                             ------   -------     ------    -------    -------
      Total Outstanding                       3,361     8,881       (564)       (77)    11,601
                                             ======   =======     ======    =======    =======

     All options are vested upon issuance except those issued pursuant to the Employee / Director plan which are described below. The presentation of 1993 activity includes the cancellation of 100,000 loan warrants and options, 8,000 private placement options and 10,000 other warrants and options.

Employee/Director Stock Option Plan

     The Company has a non-qualified stock option plan (the "Plan") which permits the granting to employees and directors of options to purchase up to
2.75 million shares at not less than fair market value on the date of grant. The options generally vest over three years and expire 10 years from the date granted. Of the options granted pursuant to this plan, options to purchase 1.2 million shares and 0.8 million shares, respectively, were vested as of December 31, 1994 and 1993.

Vanguard Options

     Pursuant to the stock purchase agreement, Vanguard was also granted the right to invest up to an additional $167.0 million in a series of related non-transferable options ("Vanguard Options") to purchase up to 10 million additional shares of common stock. The Vanguard Options provide that in the event any of the Vanguard Options expire without exercise, the remaining Vanguard Options terminate immediately. Vanguard has agreed, for a period of three years after the initial purchase, not to acquire securities of the Company if such acquisition would result in Vanguard holding in excess of 20.1% of the outstanding voting securities of the Company on a fully diluted basis, provided, however, that Vanguard may acquire not more than an additional 5% if all unexpired Vanguard Options are out-of-the-money.

Other Warrants and Options

     In exchange for services rendered, the Company granted options to purchase 213,000 and 1.2 million shares of common stock during 1993 and 1992, respectively. The exercise prices on these option range between $1.00 and $6.00 per share and the options expire five years from date of grant. In 1992, the Company granted warrants to acquire 464,800 shares of common stock at exercise prices varying from $1.50 to $1.625 in connection with a conversion of a loan

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  Shareholder's Equity; continued

from a  related  party and  also  granted   warrants  and   options  to  acquire
1,190,000 shares of common stock at exercise prices varying between $1.50 to $4.25 per share in exchange for services.

15.  Fair Value of Financial Instruments

     The recorded amount of cash, cash equivalents, temporary investments and notes payable banks and other, approximates fair value due to the short term maturities of these assets and liabilities.

     Investments in affiliates are accounted for by the equity method and pertain to several equity investments in privately held companies for which fair values are not readily available, but are believed to be at least equal to carrying amounts.

     The fair values (estimated by discounting the cash flows based on currently available market information) of the Company's long term debt (including current portion) were $29,948 and $4,729 at December 31, 1994 and 1993, respectively. The contract prices of the Company's forward contracts approximate fair market value as of December 31, 1994.

16.  Certain Related Party Transactions:

     In connection with the issuance of common shares and options to Vanguard in February 1994, the Company entered into a five-year management consulting agreement with Vanguard, pursuant to which Vanguard will provide operational and marketing support to the Company for an aggregate of 1.5 million shares of common stock. Such management consulting agreement will terminate upon Vanguard's failure to exercise any of the Vanguard Options. For the period ended December 31, 1994, Vanguard earned approximately 258,000 shares pursuant to this agreement, which has been recorded at approximately $2.5 million and is included in marketing expenses.

     In 1994, the Company incurred expenses of $300,000 pursuant to its consulting agreement with the Soros Group, who are the holders of the Company's Series H redeemable Preferred Shares and 20 shares of the Series I Preferred Shares.

     PST has entered into a subcontractor agreement with Rafael under which Rafael will be paid approximately $14 million in connection with the development of the digital wireless communications system to be deployed by the Company in the US. Research and development expense for the years ended December 31, 1994, 1993 and 1992 includes approximately $11.1 million, $7.0 million and $708,000, respectively, for research performed by Rafael under this agreement. PST has also entered into agreements with Rafael under which Rafael will manufacture the infrastructure equipment to be used by PSI in its US network. Through December 31, 1994 the Company had placed firm orders for equipment and engineering totaling $12.8 million and had made an advance payment (recorded in other current assets) of $2.1 million to Rafael under these orders during the year ended December 31, 1994.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  Segment Information:

     The Company's operations have been classified into three business segments: wireless communications, communications products and other. The wireless communications group is engaged in the development of a digital wireless communication system, preparation for the commercial rollout of its wireless communications network in the United States, principally through its PSI and PST subsidiaries, provision of mobile radio services in the United States (PSI and MetroNet), the United Kingdom (NBTL), Germany (PBG and DBF) and the development of certain mobile data applications (GMSI). The development of a digital wireless communication system is primarily taking place in Israel. GMSI is located in Canada and markets its products in Canada, the United States and the United Kingdom. The activities in Germany are conducted through equity investees.

     The communications products group is engaged in the development, manufacturing and marketing of telephone and facsimile peripheral products and commercial audio and paging equipment in the United States (Bogen) and Munich Germany (Speech Design). (See Note 18) The other segment primarily consists of subsidiaries engaged in the manufacturing and marketing of customized transformers and power supplies and other diversified operations. The Company disposed of its transformer and power supply operations in 1993.

     Sales between geographic areas and industry segments are not material.

     Information about the Company's continuing segments in 1994, 1993 and 1992 follows (in thousands):


                                                   1994         1993         1992
                                                 ---------    ---------    ---------
Revenues:
    Communications products                      $  46,075    $  30,060    $  19,501
    Wireless communications                         25,668       12,338        1,362
    Other                                            1,248        6,573        7,683
                                                 ---------    ---------    ---------
                                                 $  72,991    $  48,971    $  28,546
                                                 =========    =========    =========
Operating income (loss):
    Communications products                      $      45    $     296    $     (62)
    Wireless communications                        (37,225)     (45,584)      (1,182)
    Other                                           (1,348)      (1,542)        (760)
    Interest and other income (expense), net           105       (1,403)         415
    Corporate                                       (3,982)      (2,208)        (792)
                                                 ---------    ---------    ---------
    Loss from continuing operations              $ (42,405)   $ (50,441)   $  (2,381)
                                                 =========    =========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    1994         1993         1992
                                                 ---------    ---------    ---------
Identifiable assets:
    Communications products                      $  35,663    $  28,642    $  24,180
    Wireless communications                         95,222       52,824    $   2,873
    Other                                              936          509        5,755
    Corporate and other assets                      48,023       53,669        6,558
                                                 ---------    ---------    ---------
                                                 $ 179,844    $ 135,644    $  39,366
                                                 =========    =========    =========
Depreciation and amortization:
    Communications products                      $   1,190    $     956    $     492
    Wireless communications                          6,032        1,792            5
    Other                                               24          127          305
    Corporate                                          192           35           12
                                                 ---------    ---------    ---------
                                                 $   7,438    $   2,910    $     814
                                                 =========    =========    =========
Capital expenditures -- property and equipment:
    Communications products                      $     939    $   1,042    $     412
    Wireless communications                          9,386       17,135          169
    Other                                               66           41          327
    Corporate                                           67            8           18
                                                 ---------    ---------    ---------
                                                 $  10,458    $  18,226    $     926
                                                 =========    =========    =========
Capital expenditures -- intangibles:
    Communications products                      $   3,548    $   3,840    $     178
    Wireless communications                         14,785       15,766          944
                                                 ---------    ---------    ---------
                                                 $  18,333    $  19,606    $   1,122
                                                 =========    =========    =========
Geographic Segments:
    Revenues:
      United States                              $  41,591    $  30,616    $  23,577
      Foreign                                       31,400       18,355        4,969
                                                 ---------    ---------    ---------
                                                 $  72,991    $  48,971    $  28,546
                                                 =========    =========    =========
Operating income (loss):
     United States                               $ (22,624)   $ (37,860)   $  (1,114)
     Foreign                                       (15,904)      (8,970)        (890)
     Interest and other income (expense), net          105       (1,403)         415
     Corporate                                      (3,982)      (2,208)        (792)
                                                 ---------    ---------    ---------
     Loss from continuing operations             $ (42,405)   $ (50,441)   $  (2,381)
                                                 =========    =========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    1994         1993         1992
                                                 ---------    ---------    ---------
Identifiable assets:
    United States                                $  51,511    $  38,765    $  27,481
    Foreign                                         80,310       43,210        5,327
    Corporate and other                             48,023       53,669        6,558
                                                 ---------    ---------    ---------
                                                 $ 179,844    $ 135,644    $  39,366
                                                 =========    =========    =========



18.  Subsequent Events:

     In January 1995, the Company signed an agreement in principle to acquire 900 MHz radio channels in seven major US markets from Nextel Communications in exchange for the assets and customers obtained by the Company in its merger with MetroNet Systems, Inc. Completion of the transaction is subject to regulatory approvals. The exchange will be accounted for as a non-monetary transaction and no gain or loss will be recognized thereon.

     In March 1995, the Company reached agreement to transfer its interest in Speech Design GmbH and Bogen Communications, Inc. to European Gateway Acquisition Corporation ("EGAC") in exchange for $10 million in cash and approximately 51%-55% of EGAC's common shares. Geotek will also be eligible to receive a performance payment of up to $17 million (assuming it retains a 55% interest in EGAC) based on the future earnings of both companies through July 1997. The transaction is subject to, among other things, execution of a definitive agreement, regulatory approvals, if any, and European Gateway shareholder approval.

     In March 1995, the Company refinanced the $25.0 million Senior Secured Notes with $36.0 million of newly issued Senior Secured Notes (the "Replacement Notes"). At closing, the Company received net proceeds of $11.0 million and issued warrants to the purchaser to acquire 700,000 of the Company's common shares at $8.125 per share. The Replacement Notes are payable in three equal installments fifteen: twenty-four and thirty-six months after the closing. Interest at 14.75% is payable quarterly through the term of the Notes. The Notes may be converted into shares of the Company's common stock beginning six months after the closing and ending 18 months after closing, subject to daily limits and certain other restrictions, at 87.5% of the average trading price of the Company's common stock on the respective conversion dates. Substantially all of the Company's assets not previously pledged have been pledged to collateralize this debt. Under terms of the Replacement Notes, the Company must maintain certain financial ratios, needs permission of the holder of the Notes to enter certain transactions and may be required to make prepayments under certain circumstances. Certain penalties apply in the event the Replacement Notes are prepaid.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In March 1995, the Company and Hughes Network Systems ("HNS"), a unit of GM Hughes Electronics, announced that they are forming a strategic partnership to develop a series of subscriber terminals and equipment based on the Company's proprietary technology. Geotek has placed an initial order of $1.6 million for units to be delivered beginning in the third quarter of 1995. Under the terms of the agreement, HNS and the Company will share equally the cost of developing the portable subscriber unit which is expected to cost $15.0 million.