Form 10-Q
period 1995-06-30
GEOTEK COMMUNICATIONS INC
filed 1995-08-14
CIK 844843

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                  Form 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended June 30, 1995

                                       OR

 __  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ___

COMMON STOCK OUTSTANDING AT JULY 31, 1995:  51,519,849 SHARES

================================================================================

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)
                                    (Note 1)


                                               June 30, 1995       December 31,
                                                (Unaudited)            1994
ASSETS                                         -------------       ------------

Current Assets:
    Cash and cash equivalents                    $ 49,884            $ 27,531
    Temporary investments                           2,555              24,515
    Accounts receivable, trade                     12,169              11,371
    Inventories                                     9,316               8,667
    Prepaid expenses and other                     13,516               7,468
                                                 --------            --------
            Total current assets                   87,440              79,552

Investments in affiliates                          24,371              26,582
Property, plant and equipment, net                 29,554              24,446
Intangible assets, net                             49,487              46,099
Other assets                                        2,937               3,165
                                                 --------            --------
                                                 $193,789            $179,844
                                                 ========            ========


                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)
                                    (Note 1)


                                              June 30, 1995    December 31,
                                               (Unaudited)         1994
                                              -------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable, trade                     $  8,647         $ 12,490
    Accrued expenses and other                    16,440           12,315
    Notes payable, banks and other                 4,858            5,641
    Current maturities, long-term debt             1,440            2,056
                                                --------         --------
      Total current liabilities                   31,385           32,502
                                                --------         --------
Long-term debt                                    39,689           29,396
Other noncurrent liabilities                         271              198
Minority interest                                    572              392
Redeemable preferred stock                        40,000           40,000

Commitments and Contingencies

Shareholders' equity:
    Preferred stocks $.01 par value                    5
    Common stock, $.01 par value:
      authorized 86,000,000; issued 51,592,000
      and 50,869,000, respectively; outstanding
      51,354,000 and 50,631,000, respectively        516              509
    Capital in excess of par value               216,817          186,651
    Foreign currency translation adjustment        1,220              767
    Accumulated deficit                         (135,300)        (109,185)
    Treasury stock at cost                        (1,386)          (1,386)
                                                --------         --------
                                                  81,872           77,356
                                                --------         --------
                                                $193,789         $179,844
                                                ========         ========

                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)
                                    (Note 1)


                                                    Six Months Ended                  Three Months Ended
                                                        June 30,                            June 30,
                                                -----------------------             ------------------------
                                                  1995           1994                 1995           1994
                                                  ----           ----                 ----           ----
Revenues:
    Net sales                                  $ 24,962        $ 20,405            $ 12,685          $10,359
    Service income                               14,542          11,348               7,621            5,787
                                               --------        --------            --------          -------
Total revenues                                   39,504          31,753              20,306           16,146
                                               --------        --------            --------          -------
Costs and expenses:
    Cost of goods sold                           14,107          12,901               7,166            6,423
    Cost of services                              8,017           8,033               3,975            4,053
    Research and development                     14,644           9,540               6,059            4,793
    Marketing                                    10,366           8,819               5,418            4,886
    General and administrative                   12,280           8,472               6,760            4,992
    Amortization of intangibles                   1,882             926                 971              482
    Equity in losses of investees                 2,078             188                 883               80
    Interest expense (income), net and other      1,321            (982)                872             (514)
                                               --------        --------            --------          -------
Total costs and expenses                         64,695          47,897              32,104           25,195
                                               --------        --------            --------          -------
Loss from operations before taxes
    on income and minority interest             (25,191)        (16,144)            (11,798)          (9,049)
Taxes on income                                    (744)                               (470)
Minority interest                                  (180)           (180)              ( 125)            (110)
                                               --------        --------            --------          -------
Net loss                                       $(26,115)       $(16,324)           $(12,393)         $(9,159)
                                               --------        --------            --------          -------
Preferred dividends                              (1,606)           (999)               (940)            (505)
                                               --------        --------            --------          -------
Loss applicable to common stock                $(27,721)       $(17,323)           $(13,333)         $(9,664)
                                               ========        ========            ========          =======
Weighted average number of common shares
    outstanding                              51,450,000      49,173,000          51,534,000       49,207,000
                                             ==========      ==========          ==========       ==========

Per common share:

    Net loss applicable to common shares         $(0.54)         $(0.35)             $(0.26)         $(0.20)
                                                 ======          ======              ======          =======

                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     for the six months ended June 30, 1995
                                 (In Thousands)
                                  (Unaudited)

                                                                                                Foreign
                                         Preferred Stock      Common Stock      Capital in     Currency
                                       ------------------   ----------------    Excess of     Translation    Accumulated   Treasury
                                        Shares     Amount   Shares    Amount    Par Value      Adjustment       Deficit       Stock
                                       ---------   ------   ------    ------    ---------     -----------    -----------   ---------
Balances, January 1, 1995                                  50,869     $ 509     $ 186,651       $   767      $ (109,185)    $(1,386)

Issuance of common stock and
  preferred stock:
  Exercise of warrants and
    options                                                   324         3           715

  Issuance of shares in connection
    with research and development
    project                                                   250         3         2,029

  Issuance of shares to Vanguard
    pursuant to management consulting
    agreement                                                 149         1         1,222

  Issuance of warrants in connection
    with notes payable                                                              1,800

  Issuance of Series K Preferred Stock                                             10,000
  Issuance of Series L Preferred Stock  531         $5                              4,821
  Issuance of Series M Preferred Stock    1                                        11,185

Preferred dividend                                                                 (1,606)

Changes in currency                                                                                 453

Net Loss                                                                                                        (26,115)
                                        ---         --     ------      -----    ---------       -------      ----------     -------
Balance, June 30, 1995                  532         $5     51,592      $ 516    $ 216,817       $ 1,220      $ (135,300)    $(1,386)
                                        ===         ==     ======      =====    =========       =======      ==========     =======



                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)
                                    (Note 1)

                                                        Six Months Ended
                                                              June 30,
                                                   ---------------------------
                                                     1995               1994
                                                   --------           --------
Cash flows from operating activities:
    Net loss                                       $(26,115)          $(16,324)
    Adjustments to reconcile net
        loss to net cash
        used in operating activities:
        Minority interest                               180                180
        Depreciation and amortization                 4,613              2,979
        Equity in net loss of investees               2,078                279
        Noncash management consulting expense         1,263              1,061
        Issuance of shares in connection with
          research and development project            2,032
    Changes in operating assets and liabilities
        (net of effects from acquisitions):
      Accounts receivable                              (798)            (2,336)
      Inventories                                      (649)            (3,790)
      Prepaid expenses and other assets              (1,411)            (1,203)
      Accounts payable and accrued expenses            (334)             4,379
      Other                                             (35)               (76)
                                                   --------           --------
Net cash used in operating activities               (19,176)           (14,853)
                                                   --------           --------
Cash flows from investing activities:
    Acquisition of licenses                          (4,501)            (7,151)
    Net decrease in temporary investments            21,960              2,987
    Acquisitions of property and equipment           (7,288)            (3,822)
    Collection of notes receivable                                         199
    Cash invested in acquisition
        of subsidiaries, net                           (371)            (1,034)
    Contract deposits                                (4,637)            (1,100)
    Loans receivable and other                                          (4,274)
                                                   --------           --------
Net cash provided by (used in)
    investing activities                              5,163            (14,195)
                                                   --------           --------

                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                  (Unaudited)
                                    (Note 1)

                                                            Six Months Ended
                                                                 June 30,
                                                        -----------------------
                                                          1995            1994
                                                        -------         -------
Cash flows from financing activities:
    Net repayments under line-of-credit agreements         (784)         (2,346)
    Proceeds from issuance of senior secured
        note and related warrants                        36,000
    Repayments of debt                                  (25,000)           (425)
    Net proceeds from issuance of preferred stock        26,011          29,250
    Exercise of warrants and options                        768           1,857
    Payment of preferred dividends                       (1,606)           (627)
    Other                                                 1,165            (549)
                                                        -------         -------
Net cash provided by financing activities                36,464          56,671
                                                        -------         -------
Effect of exchange rate changes on cash                     (98)             88
                                                        -------         -------
Increase in cash and equivalents                         22,353          22,711
Cash and equivalents, beginning of period                27,531          51,686
                                                        -------         -------
Cash and equivalents, end of period                     $49,884         $74,397
                                                        =======         =======

Supplemental schedule of noncash
  investing and financing activities:
    Summary of acquired subsidiaries:
      Fair value of assets acquired                                        $937
    Issuance of common stock to acquire
        Bogen Corp. remaining minority interest                          $3,430
    Conversion of Series A Preferred shares
        to common shares                                                     $3
    Management consulting fee paid in common stock       $1,223
    Issuance of shares in connection with research
        and development project                          $2,032
    Issuance of common stock to acquire additional
        interest in GMSI                                                 $1,630


                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1   Basis of Presentation:

     The consolidated balance sheet of Geotek Communications, Inc. and Subsidiaries as of the end of the 1994 fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K/A and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all significant adjustments and normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year. Certain 1994 amounts have been classified to conform with 1995 presentation.

     Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A for the most recent fiscal year and previously filed Form 10-Q's.

Note 2   Investments:

     In June 1995, the Company sold its 49% investment in Protocall Ventures Ltd. to the majority shareholder. There was no gain or loss associated with the sale.

Note 3   Long Term Debt and Line of Credit:

     In March 1995, the Company refinanced $25.0 million of Senior Secured Notes, that were originally due in September 1995, with $36.0 million of newly issued Senior Secured Notes (the "Replacement Notes"). At closing, the Company received net proceeds of $11.0 million and issued warrants to the purchaser to acquire 700,000 of the Company's common shares at $8.125 per share. The warrants have been valued at $1.8 million, which amount has been recorded as a discount on the Replacement Notes. The Replacement Notes are payable in three equal installments fifteen, twenty four and thirty six months after the closing. Interest at 14.75% is payable quarterly through the term of the Replacement Notes. The Replacement Notes may be converted into shares of the Company's common stock beginning six months after the closing and ending 18 months after closing, subject to daily limits and certain other restrictions, at 87.5% of the average trading price of the Company's common stock on the respective conversion dates. See Note 8 for further discussion of the Replacement Notes.

     In June 1995, Bogen Communications, Inc. ("Bogen") refinanced its line of credit for up to $10.0 million based on 80% of Bogen's accounts receivable and 50% of Bogen's finished goods inventory. The line of credit is collateralized by all Bogen assets, has an interest rate of Prime Plus 2.00% through 2.75% (based on loan balance), has a 2 year term and is guaranteed by the Company.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 4   Equity Transactions:

     In April 1995, the Company completed the previously announced sale of $10.0 million of Series K Cumulative Convertible Preferred shares to an affiliate of the Company's partner in a joint venture which is attempting to secure a license to provide wireless services in Korea. The shares pay a dividend of 7% per annum for 5 years, carry a Common Stock conversion premium and can be redeemed by the Company in certain circumstances.

     In May 1995, the Company sold 531,463 shares of its Series L Cumulative Convertible Preferred Stock ("Series L Stock"), to Toronto Dominion Investments, Inc. ("TDI") for an aggregate purchase price of $5.0 million. In connection with this transaction, Vanguard Cellular Systems, Inc. ("Vanguard"), a stockholder of the Company, agreed to purchase an additional 531,463 shares of Series L Stock on September 1, 1995 (the "Transaction Date") for an aggregate purchase price of $5.0 million. The shares pay a dividend of 7.5% per annum, contain a Common Stock conversion premium and can be redeemed by the Company in certain circumstances.

     In connection with Vanguard's agreement to purchase of the Series L Stock, the parties agreed to modify the terms of certain options (the "Options") to purchase shares of the Company's Common Stock granted to Vanguard pursuant the Stock Purchase Agreement between the Company and Vanguard dated December 29,
1993. Pursuant to these modifications, the total number of shares of Common Stock subject to the Options was decreased from ten million shares to seven million shares and Vanguard transferred certain of these remaining options to TDI. Of the remaining Options, Options to purchase two million shares of Common Stock at $15.00 per share and two million shares of Common Stock at $16.00 per share expire on the first anniversary of the Transaction Date and Options to purchase three million shares of Common Stock at $17.00 per share expire on the second anniversary of the Transaction Date. After giving effect to these modifications, Vanguard and TDI each hold one-half of the options exercisable at $15.00 per share, Vanguard holds six- sevenths of each of the Options exercisable at $16.00 and $17.00 per share, respectively and TDI holds one-seventh of each of the options exercisable at $16.00 and $17.00 per share, respectively. Each of Vanguard and TDI may, upon written notice to the company, extend the expiration date of the Options exercisable at $16.00 and $17.00 per share, respectively, for a period of six months, subject to certain adjustments to the exercise price thereof.

     In May 1995, the Company sold 1,162.5 shares of its Series M Cumulative Convertible Preferred Stock ("Series M Stock"), to a group of investors for an aggregate purchase price of $11,625,000. The shares pay a dividend of 8.5% per annum, contain a Common Stock conversion premium and can be redeemed by the Company in certain circumstances.

     In May 1995, 15 shares of Series E Preferred Stock, par value $.01, were canceled.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTSES
                                  (Unaudited)

Note 5   Commitments and Contingent Liabilities:

Government Participation in Research and Development Project

     The Chief Scientist of the Israeli Ministry of Industry and Commerce (Chief Scientist) has agreed to fund certain eligible expenditures related to the development of the digital wireless communication system by PST. Funding received from the Chief Scientist is repayable without interest only from revenues generated by PST from the product being developed. Through June 30, 1995 cumulative participation amounted to $6.8 million.

Manufacturing Commitments

     The Company has contracted with Mitsubishi Consumer Electronics of America to manufacture Commercial Subscriber Units on behalf of the Company. An initial order has been placed for approximately $2.5 million.

     In May 1995, the Company and Hughes Network Systems ("HNS"), a unit of GM Hughes Electronics, entered into an agreement to develop a series of subscriber terminals and equipment based on the Company's proprietary technology. Under the terms of the agreement, HNS and the Company will share equally the cost of developing a portable subscriber unit.

Guarantees of Debt of Equity Investees

     The Company has guaranteed the repayment of certain debt of PBG, due in 1999, to the former owner of PBG, in the amount of DM 3.5 million plus interest (approximately $2.5 million). A letter of credit has been issued as collateral for this obligation.

     The Company has guaranteed an obligation of approximately DM 3.8 million (approximately $2.8 million) of DBF pursuant to an equipment leasing arrangement. The other shareholder of DBF guarantees an equal amount under this arrangement. Following the Company's acquisition of the remaining 50.1% of DBF (See Note 8) the Company provided the other Shareholder with a counter-guarantee for the remaining DM 3.8 million.

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

Note 6   Interest Expense, Net

     Interest expense for the six months ended June 30, 1995 and 1994, amounted to $ 3,583,000 and $351,000, respectively. Interest income for the six months ended June 30, 1995 and 1994, amounted to $1,193,000 and $1,176,000 respectively.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 7   Certain Related Party Transactions

     In connection with the issuance of common shares and options to Vanguard in February 1994, the Company entered into a five-year management consulting agreement with Vanguard, pursuant to which Vanguard will provide operational and marketing support to the Company for an aggregate of 1.5 million shares of common stock. For the six months ended June 30, 1995 and 1994, Vanguard earned approximately 149,000 and 107,000 shares, respectively, pursuant to this agreement. These shares have been recorded at approximately $1.2 million and $1.1 million, respectively, which amounts are included in marketing expenses.

     The Company incurred expenses of $150,000 in each of the six month periods ended June 30, 1995 and 1994, pursuant to its consulting agreement with the Soros Group, the holders of the Company's Series H redeemable Preferred Shares and Series I Preferred Shares. As indicated in Note 8, in August 1995, the Soros Group agreed to make an additional investment in the Company.

     PST has entered into a subcontractor agreement with Rafael under which Rafael will be paid approximately $21 million in connection with the development of the digital wireless communications system to be deployed by the Company in the US. Research and development expense for the six months ended June 30, 1995 and 1994, includes approximately $1.9 million and $5.1 million, respectively, for research performed by Rafael under this agreement. PST has also entered into agreements with Rafael under which Rafael will manufacture the infrastructure equipment to be used by the Company in its US network. In addition, through June 30, 1995 the Company had placed firm orders for equipment totaling $24.9 million and has made advance payments (recorded in other current assets) of $4.6 million to Rafael under these orders.

     The Company issued 250,000 shares of common stock to Rafael Development Corporation, the beneficial owner of 38% of PST, in connection with the development of the digital wireless communications system. The shares have been valued at $2.0 million, which amount has been recorded in 1995 as research and development costs.

Note 8   Subsequent Events

     In August 1995, the Company signed a letter of intent with Rafael Development Corporation ("RDC") whereby RDC will convert all the principal and interest issued to it by Powerspectrum Technology Limited ("PST") into shares of PST representing its 38% interest in PST. Upon conversion, Geotek shall issue to RDC 1.8 million shares of unregistered Company stock in exchange for RDC's shares of PST. The Company does not expect to record a gain or loss on this transaction. Additionally, the letter of intent calls for the purchase by RDC of $3.0 million of Company common stock. These transactions are subject to, among other things, execution of a definitive agreement, regulatory approval and Board of Director approval for each of RDC and the Company.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTSES
                                  (Unaudited)

     In August 1995, European Gateway Acquisition Corporation ("EGAC") shareholder approval was obtained for the previously announced agreement to transfer the Company's interest in Speech Design GmbH and Bogen to EGAC in
exchange  for  $7.0  million  in  cash,  $3.0  million  in  convertible   notes,
approximately 65% of EGAC's common shares and warrants to purchase 200,000 shares of EGAC common stock. The Company will also be eligible to receive additional consideration if the future earnings of both companies through July 1997 attain certain levels. The Company does not expect this transaction to have a material effect on its results from operations and will continue to control and consolidate the entities. The existing EGAC shareholders hold 3,100,000 warrants to purchase one share of EGAC common stock for $5.50. These warrants are callable upon certain events.

     In July 1995, the Company issued, in private offering, $207.0 million aggregate principal amount at maturity of 15% Senior Secured Discount Notes due July 15, 2005 ("the Notes"). Gross proThe Notes were issued withroximately $100.0 million. 6,210,000 detachable warrants ("the Warrants"). Each Warrant entitles the holder to purchase one share of Company common stock at an exercise price of $9.90 per share. The Warrants have been valued at $29.2 million and will be recorded as a discount on the Notes.

     The Notes will accrue interest until maturity at a rate of 15% per annum. Interest on the Notes will be payable semi-annually, in cash, on July 15 and January 15, commencing January 15, 2001. The Notes are secured by a pledge of substantially all subsidiary capital stock owned by the Company. Additionally, the Notes are fully and unconditionally guaranteed, jointlseverally on a senior basis, by certain subsidiaries of the Company.

     Within 60 days of the issuance of the Notes and Warrants, the Company intends to register through an exchange offer, the Notes and Warrants under the Securities Act of 1933, as amended. The Notes include covenants that put restrictions on the Company primarily related to making certain investments and incurring additional debt.

     Concurrently with the issuance of the Notes, the Company's indebtedness under the Replacement Notes (See Note 3) was restructured in accordance with the terms thereof by the grant to the lenders of a security interest in a restricted cash account holding approximately $40.5 million. This amount will be separately stated on the balance sheet of the Company, as restricted cash, and is expected to satisfy the principal and total interest of the Replacement Notes. This security interest will release the original collateral for the Replacement Notes.

     In August, in connection with the Notes, investors affiliated with George Soros purchased approximately $21.0 million principal amount of additional units consisting of 15% Senior Secured Discount Notes due 2005 and 621,000 ten year warrants to purchase shares of Company common stock at $9.90 per share. Gross proceeds to the Company are approximately $10.0 million, bringing total gross proceeds from the issuance of the Notes to $110.0 million.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     In July 1995, the Company acquired the remaining 50.1% of the DBF Bundelfunk network that it did not own for DM 9.0 million (approximately $6.5 million). This acquisition was initiated by the controlling shareholder's exercise of its option to sell its interest in DBF to the Company as well as, receipt of regulatory approval for the transfer of the shares. The Company currently accounts for DBF using the equity method. However, the Company will begin to consolidate the DBF financial statements in July 1995.

     The Company continues to seek regulatory approval for the transfer of the 51% of the PBG network it does not already own. Upon receipt of such approval, the Company will obtain control of this network and will begin to consolidate its financial statements, which is currently accounted for using the equity method.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                    OF OPERATIONS

Results of Operations

  General

     Over the past three years, the Company has aggressively restructured its business operations to reflect its strategic focus on wireless communications. To accomplish this, the Company has divested certain businesses and has consummated various transactions to develop its wireless communications business. Although Management believes its current strategy will have a positive effect on the Company's results of operations in the long term, this strategy is expected to have a substantial negative effect on the Company's results of operations in the short term. The Company expects to incur substantial losses for the foreseeable future, attributable primarily to the operating, sales, marketing and general and administrative expenses relating to the roll out of the Company's digital wireless network in the US as well as to a high investment in research and development related to its wireless communications activities.

     The Company currently groups its operations primarily into two types of activities: wireless communications and communications products. The Company's wireless communications subsidiaries are currently engaged primarily in providing trunked mobile radio services utilizing analog equipment, developing and selling wireless data solutions, and developing a digital wireless communications system to provide integrated wireless communications services. The Company is presently in the process of commencing the rollout of its U.S. digital wireless network ("The US Network") to provide integrated voice and data solutions to businesses. The Company's communications products subsidiaries are primarily engaged in the development, manufacturing, and marketing of telephone and facsimile peripherals and sound and communications equipment.

Summary of Operations

     The Summary of Operations provides an analysis of the three month and six month periods ended June 30, 1995, compared to the same periods in 1994. For purposes of this discussion, year to date represents the six month period ended June 30.

  Consolidated

     Consolidated revenues increased by 28% and 24% in the second quarter and year to date, respectively, principally due to subscriber growth of the National Band Three Network and higher revenues from the communications products segment.

     Consolidated operating expenses increased by 17% and 24% in the second quarter and year to date, respectively, principally due to increased research and development activities associated with the Company's digital wireless communications system, costs related to the rollout of the US Network and volume growth of the communications product segment.

     Consolidated losses from operations increased by $3.2 million in the second quarter to $12.4 million and for the year to date increased $9.8 million to $26.1 million.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                                   Continued

  Wireless Communications Activities

     Revenues from wireless communications activities increased by $1.9 million, or 31% to $7.9 million for the quarter ended June 30, 1995. Revenues from wireless communications activities increased by $3.3 million, or 28%, to $15.1 million in sixth months ended June 30, 1995, primarily due to a 20% increase in the number of subscribers (which totaled approximately 52,400 and 43,800 at June 30, 1995 and 1994, respectively) using the Company's National Band Three Limited ("NBTL") Network combined with a 6% appreciation in the British pound versus the U.S. dollar. Average revenue per subscriber (in British pounds) was unchanged from 1994 to 1995. The increase in the subscriber count resulted from the continuation of the focused marketing effort that was begun in 1994.

     Operating expenses increased by $3.1 million or 31% for the quarter ended June 30, 1995. Operating expenses increased by $9.2 million or 33% for the six months ended June 30, 1995. Expenses at NBTL increased by $1.2 million for year to date 1995, comprised of a $0.1 million increase related to network operating costs to service the larger subscriber base and approximately a $1.1 million increase of additional marketing and general costs. Research and development expenses (net of grants) related to the digital wireless system and subscriber unit increased by $4.8 million or 56% for year to date 1995. The Company expects significant research and development expenses to continue in the future in connection with enhancements made to the system and development of the portable subscriber unit. The Company is presently in the process of commencing wireless service over its proprietary network and accordingly has begun to put in place its marketing, engineering, operations and administrative staff and systems. Costs related to these activities totaled $9.8 million for year to date 1995, an increase of $3.1 million or 46% over 1994.

     The Company's equity in the losses of less than 50% owned entities increased to $2.1 million for year to date in 1995 from $0.2 million in 1994 due to the inclusion of losses of $1.7 million from the investments in two wireless networks in Germany acquired in June and July of 1994. In July 1995, the Company acquired the remaining interest in one of these networks. The Company expects to acquire, subject to regulatory approval, the remaining interest in the other network in 1995. These networks have only recently begun operations and subscriber revenues do not cover operating expenses. It is expected that these networks will continue to generate losses in the near future.

     The wireless activities generated a loss before net interest expense and amortization of $11.0 million for the quarter ended June 30, 1995 compared to a loss of $5.0 million in 1994. The wireless activities generated a loss before net interest expense and amortization of $23.9 million for year to date in 1995 compared to a loss of $12.1 million in 1994 due to the factors discussed above. Included in the 1995 year to date loss were $13.5 million of research and development costs related to the digital wireless communications system and $9.8 million of rollout costs related to the US network (including approximately $1.2 million relating to shares of common stock issued to Vanguard in consideration for management consulting services).

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                                   Continued

  Communications  Products Activities

     Revenues from communications products activities increased by $1.7 million, or 17% to $11.7 million for the quarter ended June 30, 1995. Revenues from communications products activities for year to date 1995 increased by $2.8 million, or 14% to $22.5 million. Sales at the Company's subsidiary Bogen Communications ("Bogen") decreased by $0.6 million, due to lower sales from its Office Automation line of products offset by higher sales of its traditional line of products. Speech Design's 1995 sales (in U.S. dollars) increased by $3.4 million, or 118%. Approximately 34% of the U.S. dollar increase in sales is attributable to the appreciation of the German Mark against the dollar.

     Cost of goods sold for the quarter ended June 30, 1995 amounted to $6.4 million or 56% of sales compared to $6.0 million or 59% of sales in 1994. Cost of goods sold for year to date 1995, amounted to $12.6 million or 56% of sales compared to $11.8 million or 60% of sales in 1994. This increase in gross profit as a percentage of sales in 1995 reflects the change in Bogen's product mix and consistently higher margins on Speech Design's products.

     Marketing expenses for the quarter ended June 30, 1995 amounted to $2.5 million or 21% of sales, compared to $2.4 million or 25% of sales in 1994. Marketing expenses for year to date 1995 amounted to $4.8 million or 21% of sales, compared to $4.7 million or 24% of sales in 1994. General and administrative expenses for the quarter ended June 30, 1995 were $1.1 million or 9.5% of sales, compared to $0.8 million or 8.4% of sales in 1994. General and administrative expenses for year to date 1995 were $2.2 million or 9.6% of sales, compared to $1.6 million or 8% of sales in 1994. This year to date increase of $0.6 million in general and administrative expenses is directly related to the higher revenue levels at Speech Design. Income before interest expense, amortization expense and minority interest from the Company's Communications Products activities amounted to $0.7 million in the quarter ended June 30, 1995 compared to $0.2 million in 1994. This amount was $1.4 million for year to date 1995 compared to $0.7 million for the same period in 1994.

     In August 1995, European Gateway Acquisition Corporation ("EGAC") received shareholder approval for the previously announced agreement to transfer the Company's interest in Speech Design GmbH and Bogen Communications, Inc. to EGAC in exchange for $7.0 million in cash, $3.0 million in convertible notes receivable, approximately 65% of EGAC common shares and warrants to purchase 200,000 shares of EGAC common stock. The Company will also be eligible to receive additional consideration if the future earnings of both companies through July 1997 attain certain levels. The Company will continue to consolidate these entities.

  Other Activities

     The Company's other activities generated a profit before net interest expense, amortization, and other charges of $0.1 million for year to date 1995, and no profit or loss for the quarter ended June 30, 1995, compared to a loss of $0.8 and $0.3 million for the same periods, respectively, in 1994. Revenues from these activities were $1.9 million for year to date 1995, compared to revenues of $0.3 million for the same period in 1994.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                                   Continued

     On a consolidated basis, interest expense increased in 1995 due to a higher level of debt outstanding during the period. Interest income increased in 1995 due to higher rates earned on invested funds. Amortization expense increased from $0.9 million in the six months ended June 30,1994 to $1.9 million in 1995 due to of the Company's 1994 acquisitions.

Liquidity and Capital Resources

     The Company requires significant capital to implement its wireless communications strategy. In order to effect its strategy, the Company increased its debt borrowing and entered into a series of transactions, including the sale of equity and debt, mainly to strategic partners. At June 30, 1995, the Company had $52.4 million of cash, equivalents, and temporary investments.

     The Company's short term cash needs are primarily for capital expenditures related to the digital FHMAtm system which the Company's US network is beginning to deploy and the cost of rolling out the U.S. network. One of the advantages of the Company's FHMAtm system is its modularity, which allows the Company to execute a flexible roll out plan requiring a relatively low investment in infrastructure in a given geographical area (compared to other wireless communications systems) which is sufficient to provide commercial service. Additionally as the Company expects to serve customers which require primarily local or regional coverage, management believes therefore that the Company has additional flexibility in controlling its resources by accelerating or slowing down the rate at which various cities are rolled out without impacting the business results of its then operating city or regional networks in a material way.

     The Company estimates that a minimum average investment of approximately $5 million is required to roll out an average city. Additional expenditures will be required later if and when increased subscriber capacity or coverage is needed. In addition, the Company estimates that it will continue its present level of research and development expenses during the next 12 months in connection primarily with enhancements to the system and the development of a portable subscriber unit and other related projects.

     In July 1995, the Company issued, in private offering, $207.0 million aggregate principal amount at maturity of 15% Senior Secured Discount Notes due July 15, 2005 ("the Notes"). Gross proceeds of the Notes was approximately $100.0 million. The Notes were issued with 6,210,000 detachable warrants ("the Warrants"). Each Warrant entitles the holder to purchase one share of Company common stock at an exercise price of $9.90 per share. The Warrants have been valued at $29.2 million and will be recorded as a discount on the Notes.

     The Notes will accrue interest until maturity at a rate of 15% per annum. Interest on the Notes will be payable semi-annually, in cash, on July 15 and January 15, commencing January 15, 2001. The Notes are secured by a pledge of substantially all subsidiary capital stock owned by the company. Additionally, the Notes are fully and unconditionally guaranteed, jointly and severally on a senior basis, by certain subsidiaries of the Company.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                                   Continued

     Within 60 days of the issuance of the Notes and Warrants, the Company intends to register through an exchange offer, the Notes and Warrants under the Securities Act of 1933, as amended. The Notes include covenants that put restrictions on the Company primarily related to making certain investments and incurring additional debt.

     In August, in connection with the Notes, investors affiliated with George Soros agreed to purchase approximately $21.0 million principal amount of additional units consisting of 15% Senior Secured Discount Notes due 2005 and 621,000 ten year warrants to purchase shares of Company common stock at $9.90 per share. Gross proceeds to the Company are approximately $10.0 million, bringing the total gross proceeds from the issuance of the Notes to $110.0 million.

     The following discussion of liquidity and capital resources, among other things, compares the Company's financial and cash position as of June 30, 1995, to the Company's financial and cash position as of December 31, 1994.

     During the first six months of 1995, cash, equivalents, and temporary investments increased by $0.4 million to $52.4 million, while working capital increased by $9.0 million to $56.1 million as of June 30 1995.

     Cash utilized in connection with continuing operating activities for the six ended June 30, 1995, amounted to $19.2 million.

     Cash outflows from investing activities, exclusive of decrease in temporary investments of $22.0 million, were $16.8 million. The Company expended $7.3 million on acquisitions of property and equipment and $4.5 million on SMR licenses in the United States.

     The Company's financing activities provided cash of $36.5 million. In March 1995 the Company refinanced the $25.0 million of Senior Secured Notes, that were originally due in September 1995, with $36.0 million of newly issued Senior Secured Notes ("Replacement Notes"). At closing, the Company received net proceeds of $11.0 million and issued warrants to the purchaser to acquire 700,000 of the Company's common shares at $8.125 per share. The Replacement Notes are payable in three equal installments fifteen, twenty four and thirty six months after the closing. Interest at 14.75% is payable quarterly through the term of the Notes. The Notes may be converted into shares of the Company's common stock beginning six months after the closing and ending 18 months after closing, subject to daily limits and certain other restrictions, at 87.5% of the average trading price of the Company's common stock on the respective conversion dates. As a result of the issuance of the aforementioned Notes in July 1995, the Company's indebtedness under the Replacement Notes was restructured in accordance with the terms thereof by the grant to the lenders of a security interest in a restricted cash account holding approximately $40.5 million. This amount will be separately stated on the balance sheet of the Company, as restricted cash, and is expected to satisfy the principal and total interest of the Replacement Notes. This security interest will release the original collateral for the Replacement Notes.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                                   Continued

     The Company paid cash dividends totaling $1.6 million on its outstanding preferred stocks. Proceeds from the exercise of warrants and options totaled approximately $0.7 million in 1995.

     In May 1995, the Company sold 531,463 shares of its Series L Cumulative Convertible Preferred Stock ("Series L Stock"), to Toronto Dominion Investments, Inc. ("TDI") for an aggregate purchase price of $5.0 million. In connection with this transaction, Vanguard Cellular Systems, Inc. ("Vanguard"), a stockholder of the Company, agreed to purchase an additional 531,463 shares of Series L Stock on September 1, 1995 (the "Funding Date") for an aggregate purchase price of $5.0 million. The shares pay a dividend of 7.5% per annum, contain a conversion premium and can be redeemed by the Company in certain circumstances.

     In connection with Vanguard's purchase of the Series L Stock, the parties agreed to modify the terms of certain options (the "Options") to purchase shares of the Company's common stock granted to Vanguard pursuant the Stock Purchase Agreement between the Company and Vanguard dated December 29, 1993. Pursuant to these modifications, the total number of shares of Common Stock subject to the Options was decreased from ten million shares to seven million shares. Of the remaining Options, Options to purchase two million shares of common Stock at $15.00 per share and two million shares of Common Stock at $16.00 per share expire on the first anniversary of the Funding Date and Options to purchase three million shares of Common Stock at $17.00 per share expire on the second anniversary of the Funding Date. After giving effect to these modifications, Vanguard and TDI each hold one-half of the options exercisable at $15.00 per share, Vanguard holds six-sevenths of each of the Options exercisable at $16.00 and $17.00 per share, respectively and TDI holds one-seventh of each of the options exercisable at $16.00 and $17.00 per share, respectively. Each of Vanguard and TDI may, upon written notice to the company, extend the expiration date of the Options exercisable at $16.00 and $17.00 per share, respectively, for a period of six months, subject to certain adjustments to the exercise price thereof.

     In May 1995, the Company sold 1,162.5 shares of its Series M Cumulative Convertible Preferred Stock ("Series M Stock"), to a group of investors for an aggregate purchase price of $11,625,000. The shares pay a dividend of 8.5% per annum, contain a conversion premium and can be redeemed by the Company in certain circumstances.

     In April 1995, the Company completed the previously announced sale of $10.0 million of Series K Cumulative Convertible Preferred shares to the Company's partner in a joint venture which is attempting to secure a license to provide wireless services in Korea. The shares pay a dividend of 7% per annum for 5 years, carry a conversion premium and can be redeemed by the Company in certain circumstances.

     In July 1995, the Company acquired the remaining 50.1% of the DBF Bundelfunk network that it did not own for DM 9.0 million (approximately $6.5 million). The Company continues to seek regulatory approval for the transfer of the 51% of the PBG network it does not already own. Upon receipt of such approval, the Company will own 100% of this network. In the near term these networks will require additional funding as subscriber revenue does not cover operating costs and capital needs. The Company is seeking outside sources of funding for the networks.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits - None

          (b) Reports on Form 8-K

              The following reports on Fosecond were filed by the Company during the quarter of 1995:

              (i) Current  Report on Form 8-K/A  filed June 27,  1995  reporting the execution of the June 8, 1994 agreement for the manufacture and supply of FHMA(TM) Commercial Subscriber Units, by and between the Company and Mitsubishi Consumer Electronics America, Inc. as well as, the FHMA(TM) Portable Subscriber Unit Agreement dated May 19, 1995, by and between the Company and Hughes Network Systems, Inc.

             (ii) Current  Report on Form 8-K filed May 25, 1995  reporting  the sale of the Series L Cumulative Convertible Preferred Stock, $.01 par value per share on May 25, 1995 as well as, the sale of Series M Cumulative Convertible Preferred Stock, $.01 par value per share on May 26, 1995.

            (iii) Current Report on Form 8-K/A, Amended Form 8-K,  filed May 25,
                  1995 reporting the financial statements of business acquired for DBF Bundelfunk GmbH & Co. and Betriebs KG ("DBF").

                          GEOTEK COMMUNICATIONS, INC.
 .
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GEOTEK COMMUNICATIONS, INC.



Date: August 14, 1995                   /s/ Yoram Bibring
                                        ---------------------------------------
                                        Yoram Bibring
                                        Executive Vice President,
                                        Chief Operating Officer and
                                        Chief Financial Officer



Date: August 14, 1995                   /s/ Michael H. Carus
                                        ---------------------------------------
                                        Michael H. Carus
                                        Chief Accounting Officer and
                                        Corporate Controller