Form 10-K/A
period 1994-12-31
GEOTEK COMMUNICATIONS INC
filed 1995-09-25
CIK 844843

---------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A


         (Mark One)

[X] Amendment No. 3 to Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934 [No Fee Required] for the transition period from _____ to _____

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

(a)(2)    Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts

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

Exhibit No.

2.1 Stock Purchase Agreement, dated as of November 1, 1993, by and between the Company and S-C Rig Investment- III, L.P.(1)

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

4.6       1994 Employee Stock Option Plan of the Company.(11)

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

4.13 Warrant Certificate issued in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.9 hereof.(10)

4.14 Warrant Certificate issued in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.9 hereof.(10)

4.15 Note and Warrant Purchase Agreement, dated as of March 20, 1995, by and among the Company, The SC Fundamental Value Fund, L.P. and SC Fundamental Value BVI, LTD.(11)

4.16 Pledge Agreement, dated as of March 30, 1995, by and among the Company, certain of its subsidiaries and SC Fundamental Inc., as agent for and on behalf of The SC Fundamental Value Fund, L.P. and SC Fundamental Value BVI, LTD.(11)

4.17 Senior Secured Convertible Note, dated March 30, 1995, from the Company in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.15.(11)

4.18 Senior Secured Convertible Note, dated March 30, 1995, from the Company inconnection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.15.(11)

4.19 Warrant Certificate issued in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.15, dated March 30, 1995.(11)

4.20 Warrant Certificate issued in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.15, dated March 30, 1995.(11)

10.1 Stockholders Voting Agreement, dated as of February 23, 1994, among the Company, Vanguard Cellular Systems, Inc., S-C Rig Investments III, L.P., Evergreen Canada-Israel Investment & Co., Ltd., Yaron Eitan and Winston Churchill.(5)

10.2      Asset Exchange  Agreement,  dated as of March 24, 1995, by and between
          the  Company, Metro  Net  Systems, Inc.,  Nextel  Communications   and
          certain Nextel subsidiaries.(11)

*23.1 Consent of Coopers & Lybrand L.L.P. - Geotek Communications, Inc. Consent of Coopers & Lybrand L.L.P. - Preussag Bundelfunk Gmbh

*23.2 Consent of Shachak & Co. - PowerSpectrum Technology Ltd. Consent of Shachak & Co. - Oram Power Supplies (1990) Ltd. Consent of Shachak & Co. - Oram Electric Industries, Ltd.

*23.3     Consent of Altenburg & Tewes AG - DBF Bundelfunk GmbH & Co.

*23.4     Consent of Touche Ross & Co - National Band Three Limited

*23.5     Consent of KPMG - National Band Three Limited

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

(7) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-3 (Registration No. 33- 72820) filed with the Commission on December 10, 1993.

(9) Incorporated by reference to the Exhibits to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 33-42185) filed with the Commission on August 27, 1993.

(10) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated June 1, 1994.

(11) Previously filed.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         GEOTEK COMMUNICATIONS, INC.
September 20, 1995


                                         By:  /s/ Michael McCoy
                                             ---------------------------------
                                              Name:  Michael McCoy
                                              Title: Chief Financial Officer

                                         By:  /s/ Michael Carus
                                             ---------------------------------
                                              Name:  Michael Carus
                                              Title: Chief Accounting Officer

                                  EXHIBIT INDEX


 Exhibit No.                                                                Page

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

4.6       1994 Employee Stock Option Plan of the Company.(11)

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

4.14      Warrant  Certificate  issued in connection with the Note and
          Warrant  Purchase   Agreement   referenced  in  Exhibit  4.9
          hereof.(10)

Exhibit No.                                                                 Page

4.15 Note and Warrant Purchase Agreement, dated as of March 20, 1995, by and among the Company, The SC Fundamental Value Fund, L.P. and SC Fundamental Value BVI, LTD.(11)

4.16 Pledge Agreement, dated as of March 30, 1995, by and among the Company, certain of its subsidiaries and SC Fundamental Inc., as agent for and on behalf of The SC Fundamental Value Fund, L.P. and SC Fundamental Value BVI, LTD.(11)

4.17 Senior Secured Convertible Note, dated March 30, 1995, from the Company in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.15.(11)

4.18 Senior Secured Convertible Note, dated March 30, 1995, from the Company inconnection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.15.(11)

4.19 Warrant Certificate issued in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.15, dated March 30, 1995.(11)

4.20 Warrant Certificate issued in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.15, dated March 30, 1995.(11)

10.1 Stockholders Voting Agreement, dated as of February 23, 1994, among the Company, Vanguard Cellular Systems, Inc., S-C Rig Investments III, L.P., Evergreen Canada-Israel
          Investment   &  Co.,   Ltd.,   Yaron   Eitan   and   Winston
          Churchill.(5)

10.2      Asset Exchange Agreement, dated as of March 24, 1995, by and
          between  the  Company,   Metro  Net  Systems,  Inc.,  Nextel
          Communications and certain Nextel subsidiaries.(11)

*23.1     Consent of Coopers & Lybrand L.L.P. - Geotek Communications,
          Inc.
          Consent of Coopers & Lybrand  L.L.P.  - Preussag  Bundelfunk
          GmbH

*23.2 Consent of Shachak & Co. - PowerSpectrum Technology Ltd. Consent of Shachak & Co. - Oram Power Supplies (1990) Ltd. Consent of Shachak & Co. - Oram Electric Industries, Ltd.

*23.3     Consent of Altenburg & Tewes AG - DBF Bundelfunk GmbH & Co.

*23.4     Consent of Touche Ross & Co. - National Band Three Limited

*23.5     Consent of KPMG - National Band Three Limited



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

(10) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated June 1, 1994.

(11) Previously filed.

                        [Letterhead of Coopers & Lybrand]

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        --------------------------------

To the Board of Directors and Shareholders of Geotek Communications, Inc.:

We have audited the consolidated financial statements and the consolidated financial statement schedule of Geotek Communications, Inc. and Subsidiaries as listed in Item 14(a)(1) and (2) of this Form 10-K/A#2. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits. We did not audit the financial statements of PowerSpectrum Technologies, Ltd., a consolidated research and development joint venture, which statements reflect losses from continuing operations of approximately 26%, 16% and 34% of the corresponding consolidated totals in 1994, 1993 and 1992, respectively. We also did not audit the financial statements of Oram Electric Industries Ltd. and Oram Power Supplies (1990) Ltd., consolidated subsidiaries at December 31, 1992, which statements reflect approximately 18% of the consolidated net revenues in 1992. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for PowerSpectrum Technologies, Ltd. for 1994, 1993 and 1992, and Oram Electric Industries Ltd., and Oram Power Supplies (1990) Ltd. for 1992, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that audits, and the reports of other auditors, provide a reasonable basis for our opinion.

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



                                                COOPERS & LYBRAND L.L.P.

New York, New York
March 30, 1995 (August 28, 1995 as
to Note 19)

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

The financial statements referred to above were prepared on the basis of the historical cost convention, adjusted for changes in the general purchasing power of the Israeli currency, as measured by the changes in the exchange rate of the US Dollar to the Israeli Shekel, in accordance with Statements of the Institute of Certified Public Accountants in Israel. Condensed nominal financial statements, on the basis of which the adjusted financial statements were prepared are presented in Note 20.

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




Shachak & Co.
Certified Public Accountants (Israel)

Tel-Aviv, February 14, 1995

                          [Letterhead of Shachak & Co.]

AUDITORS' REPORT TO THE BOARD OF
DIRECTORS OF GEOTEK INDUSTRIES, INC.

We have examined the Balance Sheet of Powerspectrum Technology Ltd. (hereinafter the "Company") as of December 31, 1993, and the related Statement of Loss, the Statement of Changes on Shareholders' Equity, and the Statement of Cash Flows for the fifteen month period then ended. Our examination was performed in accordance with generally accepted auditing standards accepted in Israel, including those prescribed by the Auditors Regulations (Auditor's Mode of Performance), 1973, and in the United States of America, accordingly, we have applied such auditing procedures as we deemed necessary under the circumstances.

The financial statements referred to above were prepared on the basis of the historical cost convention, adjusted for changes in the general purchasing power of the Israeli currency, as measured by the changes in the exchange rate of the US Dollar to the Israeli Shekel, in accordance with Statements of the Institute of Certified Public Accountants in Israel. Condensed nominal financial statements, on the basis of which the adjusted financial statements were prepared are presented in Note 2A.

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

Tel-Aviv, February 27, 1994

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

The financial statements referred to above were prepared on the basis of the historical cost convention, adjusted for changes in the general purchasing power of the Israeli currency, as measured by the changes in the exchange rate of the US Dollar to the Israeli Shekel, in accordance with Statements of the Institute of Certified Public Accountants in Israel. Condensed nominal financial statements, on the basis of which the adjusted financial statements were prepared are presented in Note 19.

In our opinion, the financial statements referred to above present fairly, in accordance with generally accepted accounting principles in Israel, which are not materially different from those in the United States, the financial position of the Company as of September 30, 1992, and its results of operations, and the changes in shareholders' equity and cash flow for the three month period then ended.

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

Tel-Aviv, January 17, 1993

                          [Letterhead of Shachak & Co.]

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
of Geotek Industries, Inc.

We have audited the Balance Sheet of "Oram" Power Supplies (1990) Ltd. (hereinafter the "Company") as of December 31, 1992 and 1991, and the related Statements of Income, Changes of Shareholders' Equity and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards accepted in Israel and in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of "Oram" Power Supplies (1990) Ltd. as of December 31, 1992 and and 1991, and its results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Shachak & Co.
Certified Public Accountants (Isr.)

February 24, 1993

Tel Aviv, Israel

                          [Letterhead of Shachak & Co.]

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
of Geotek Industries, Inc.

We have audited the Balance Sheet of "Oram" Electric Industries Ltd. (hereinafter the "Company") as of December 31, 1992 and 1991, and the related Statements of Income, Changes of Shareholders' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of "Oram " Power Supplies (1990) Ltd. as of December 31, 1992 and and 1991, and its results of operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Shachak & Co.
Certified Public Accountants (Isr.)

February 24, 1993

Tel Aviv, Israel

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1994 and 1993
                  (Dollars in thousands, except per share data)

       ASSETS                                          1994               1993
                                                       ----               ----
Current assets:
  Cash and cash equivalents                        $  27,531           $ 51,686
  Temporary investments                               24,515              7,873
  Accounts receivables trade, net of allowance
    for doubtful accounts of $503 in 1994
    and $458 in 1993                                  11,371             10,214
  Inventories                                          8,667              6,468
  Prepaid expenses and other assets                    7,468              3,810
                                                       -----              -----

       Total current assets                           79,552             80,051

Investments in affiliates                             26,582              1,443
Property, plant and equipment, net                    24,446             17,535
Intangible assets, net                                46,099             29,741
Other assets                                           3,165              6,874
                                                     -------            -------
                                                   $ 179,844          $ 135,644
                                                     =======            =======

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                            $12,490            $8,441
  Accrued expenses and other                           12,315             8,744
  Notes payable, banks and other                        5,641             2,996
  Current maturities, long-term debt                    2,056             1,293
                                                       ------             -----

                  Total current liabilities            32,502            21,474
                                                       ------            ------

Long-term debt                                         29,396             3,961
Other non current liabilities                             198               744
Minority interest                                         392               221

Redeemable preferred stock                             40,000            40,000
Commitments and contingent liabilities

Shareholders' equity:
  Preferred stocks, $.01 par value:                                           3
  Common stock, $.01 par value:
     Authorized 86,000,000 and 58,000,000
     respectively; issued 50,869,000 and 45,989,000
     shares respectively, outstanding 50,631,000 and
     45,751,000 shares, respectively                      509               460
  Capital in excess of par value                      186,651            37,151
  Foreign currency translation adjustment                 767              (204)
  Accumulated deficit                                (109,185)          (66,780)
  Treasury stock, at cost (238,000 common shares)      (1,386)           (1,386)
                                                      -------            ------
                                                       77,356            69,244
                                                      -------            ------

                                                    $ 179,844        $  135,644
                                                      =======           =======
                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1994, 1993 and 1992
                             (Dollars in thousands)


                                            1994            1993         1992
                                            ----            ----         ----

Revenues:
Net product sales                          $48,370        $37,501      $27,184
Service income                              24,621         11,470        1,362
                                            ------         ------      -------
Total revenues                              72,991         48,971       28,546
                                            ------         ------       ------

Costs and expenses:
Cost of goods sold                          31,174         25,653       19,458
Cost of services                            16,578          7,958          466
Research and development                    19,477         10,570        2,225
Acquisition of minority interest of
  a subsidiary assigned to a research
  and development project                                  32,430
Marketing                                   18,291          8,913        4,276
General and administrative                  19,850         12,508        4,527
Interest expense                             3,101          2,591        1,099
Interest and other income                   (3,206)        (1,188)        (475)
Amortization of intangibles                  2,772            919          390
Equity in losses of investees                3,056             34
Other expenses (income)                      3,472            479       (1,039)
                                           -------        -------       ------

Total Costs and expenses                   114,565        100,867       30,927
                                           -------        -------       ------

Loss from continuing operations before taxes
    on income and minority interest        (41,574)       (51,896)      (2,381)
Taxes on income                               (660)
Minority interest                             (171)         1,455
                                            ------         ------
Loss from continuing operations            (42,405)       (50,441)      (2,381)

Discontinued operations:
    Income from operations                                                 193
    Gain on disposal                                          323           68
                                           -------         ------       ------
                                                              323          261
                                           -------         ------       ------
Loss before extraordinary item and cumulative
   effect of accounting change             (42,405)       (50,118)      (2,120)
Extraordinary item - loss from early
    extinguishment of debt                                 (2,340)

Cumulative effect of change in fiscal
    year of subsidiary                                     (1,207)

Net loss                                   (42,405)       (53,665)      (2,120)

Preferred dividends                         (2,066)         ( 246)       ( 777)
                                           -------         ------        -----

Net loss applicable to common stock       $(44,471)      $(53,911)      (2,897)
                                           =======        =======        -----

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
              for the years ended December 31, 1994, 1993 and 1992
                             (Dollars in thousands)


                                            1994           1993           1992
                                            ----           ----           ----

Weighted average number of common
   shares outstanding                     49,687,000    35,579,000    14,232,000
                                          ==========    ==========    ==========

Per common share:
Loss from continuing operations,
       after preferred dividends             $(0.90)       $(1.43)       $(0.21)
    Discontinued operations:
      Income from operations                                                0.01
      Gain on disposal                                       0.01
                                             ------        -------       -------
Loss before extraordinary item and
      cumulative effect of
      accounting change                      (0.90)         (1.42)        (0.20)
Extraordinary item - loss from early
      extinguishment of debt                                (0.07)
Cumulative effect of change in fiscal
      year of subsidiary                                    (0.03)
                                             ------        -------       -------
   Net loss applicable to common shares     $(0.90)       $( 1.52)       $(0.20)
                                             ======       ========       =======


                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         as of and for the years ended December 31, 1994, 1993 and 1992
                                 (In Thousands)

                                                                                Capital in   Foreign
                                          Preferred Stock   Common   Stock      Excess of    Currency
                                          ---------------   ------   -----      Excess of    Translation      Accumulated  Treasury
                                          Shares   Amount   Shares   Amount     Par Value     Adjustment        Deficit     Stock
                                          ------  -------   ------   ------     ---------    -----------      -----------   --------
Balance, January 1, 1992                   2,230    $23     9,461    $95        $32,997                       $(10,995)     $(6,768)
Issuance of common stock and warrants:
   Unit offering, net of related costs                      6,679     67         13,554
   Acquisition of Bogen shares                                181      2            351
   Conversion of debt                                         757      7            959
   Conversion of Series A,B,C & G
     preferred stock                      (1,134)   (12)    3,270     33
   Conversion of Series F redeemable
     preferred stock                                          560      6            630
   Dividend on preferred                                      259      3            605
   Exercise of warrants                                       564      6            770
   Other                                                       83                    65
Accretion of Series F preferred                                                    (108)
Preferred dividend                                                                 (669)
Sale of defense segment to Aryt                                                                                             ( 5,069)
Net loss                                                                                                        ( 2,120)
                                           -----   ----    ------    ----        ------                         -------    --------
Balance, January 1, 1993                   1,096    $11    21,814    $219       $49,154                        $(13,115)   $(11,837)

Issuance of common stock and warrants:
   Unit offering, net of related costs                      4,952      50        18,286
   Exercise of warrants and options                        13,343     133        36,674
   Acquisition of Speech Design                               552       5         3,137
   Conversion of preferred stock            (484)    (5)    1,323      13            (8)
   Other                                                       92       1           269
Issuance of options in connection
   with the acquisition of GMSI                                                     303
Capital contributed to Metro Net                                                    107
Issuance of warrants in connection
   with note payable                                                              3,708
Issuance of shares and options in
   connection with the acquisition of
   minority interest in PSI                                 5,113      51        37,589                                      (1,386)
Retirement of Treasury Stock                (267)    (3)   (1,200)    (12)      (11,822)                                     11,837
Translation Adjustments                                                                         (204)
Preferred dividends                                                                (246)
Net loss                                                                                                      ( 53,665)
                                            ---      ---   ------    ----      --------        ------         ---------     --------
                                            345      $3    45,989    $460      $137,151        $(204)         $(66,780)     $(1,386)

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, Continued
         as of and for the years ended December 31, 1994, 1993 and 1992
                                 (in Thousands)

                                                                                     Capital in   Foreign
                                               Preferred Stock   Common   Stock      Excess of    Currency
                                               ---------------   ------   -----      Excess of    Translation  Accumulated  Treasury
                                               Shares   Amount   Shares   Amount     Par Value     Adjustment    Deficit     Stock
                                               ------  -------   ------   ------     ---------    -----------  -----------  --------
Balance, January 1, 1994                         345     $3      45,989   $460       $137,151     $(204)       $(66,780)    $(1,386)
Issuance of common stock and warrants:
     Exercise of warrants and options                             1,394     14          3,833
     Conversion of Series A preferred stock     (345)    (3)        345      3
Acquisition of minority interest in Bogen                           233      2          3,439
Sale to Vanguard pursuant to
     stock purchase agreement                                     2,500     25         29,225
Issuance of shares to Vanguard pursuant to
    management consulting agreement                                 258      3          2,514
Acquisition of additional interest in GMSI                          150      2          1,630
Issuance of warrants in connection with note payable                                      925
Issuance of Series I Preferred Stock                                                   10,000
Preferred dividends                                                                    (2,066)
Changes in currency translation adjustment                                                          971
Net Loss                                                                                                        (42,405)
                                                  -     --       ------   ----       --------      ----       ---------     -------
Balance, December 31, 1994                        0     $0       50,869   $509       $186,651      $767       $(109,185)    $(1,386)
                                                  =     ==       ======   ====       ========      ====       =========     =======

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1994, 1993 and 1992
                             (Dollars in thousands)

                                                                                            1994            1993*             1992
                                                                                            ----            -----             ----
Cash flows from operating activities:
    Net loss                                                                             $(42,405)        $(53,665)        $ (2,120)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Cumulative effect on prior year of changing
          the fiscal year end of a subsidiary                                                                1,207
        Discontinued operations:
          Income from operations                                                                                               (193)
          Gain on disposal                                                                                    (323)             (68)
        Minority interest                                                                     171           (1,455)
        Depreciation and amortization                                                       7,438            2,910              814
        Post acquisition adjustment for utilization of acquired
          net operating loss carryforward                                                     573
        Gain on sale of marketable securities                                                                                (1,039)
        Non cash acquisition of minority interest of a subsidiary,
          assigned to a research and development project                                                    32,430
        Amortization of discount on senior secured note payable                               391            1,545
        Equity in losses of investees                                                       3,056               34
        Loss on extinguishment, net of cash portion                                                          2,163
        Loss on sale of subsidiaries                                                                           479
        Reserve for impairment of loan                                                      3,500
        Issuance of stock for management consulting fee                                     2,517
        Changes in operating assets and liabilities
            (net of effects from acquisitions):
          Accounts receivable                                                                 876           (1,732)             481
          Inventories                                                                      (1,866)           1,083           (1,995)
          Prepaid expenses and other assets                                                (5,312)          (2,971)            (689)
          Advances from Aryt                                                                                                  1,079
          Accounts payable and accrued expenses                                             6,900            4,790              349
          Other                                                                                84             (805)              12
                                                                                         --------         --------         --------
Net cash used in operating activities                                                     (24,077)         (14,310)          (3,369)
                                                                                         --------         --------         --------

Cash flows from investing activities:
    Advances to PowerSpectrum subsequent to October 1, 1992                                                                  (4,198)
    Acquisition of licenses                                                               (12,963)          (5,281)
    Net increase in temporary investments                                                 (16,642)          (7,872)

* Opening balance sheet adjusted to reflect cumulative effect of change in fiscal year of subsidiary.

                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
              for the years ended December 31, 1994, 1993 and 1992
                             (Dollars in thousands)

                                                                                       1994               1993*                1992
                                                                                       ----               -----                ----

    Proceeds from sale of subsidiaries shares                                                              6,180              1,170
    Proceeds from sale of marketable securities                                                                               1,100
    Acquisitions of property and equipment                                            (10,458)            (2,279)              (926)
    Collection of notes receivable                                                                            37                828
    Investment in intangibles                                                                                                  (349)
    Proceeds from sale of property and equipment                                                                                 13
    Cash invested in acquisition of subsidiaries, net                                 (25,842)           (27,903)              (368)
    Loan to Harris Adacom B.V                                                          (3,500)
    Other                                                                                                    (59)               (11)
                                                                                     --------           --------           --------
    Net cash used in investing activities                                            $(69,405)          $(37,177)          $ (2,741)
                                                                                     --------           --------           --------

Cash flows from financing activities:
    Net borrowings, (repayments) under
          line-of-credit agreements                                                  $  2,390           $   (268)          $ (3,409)
    Proceeds from debt and warrants                                                     2,674                                   244
    Repayments of debt                                                                 (1,507)           (14,035)            (1,740)
    Net proceeds from issuance of stock and debentures                                                    18,715
    Treasury stock acquired                                                                                                     (60)
    Proceeds from issuance of redeemable preferred stock                                                  40,000
    Proceeds from issuance of preferred stock                                          10,000
    Deferred financing costs                                                                              (1,200)
    Proceeds from issuance of senior
          secured note and related warrants                                            25,000             12,000
    Investment by others in stock of subsidiary                                                            2,124
    Proceeds from issuance of stock and warrants
          to Vanguard                                                                  29,250
    Proceeds from issuances of common stock                                                                                  13,621
    Proceeds from issuance of options                                                                        303
    Proceeds from exercise of warrants and options                                      3,848             36,807                770
    Payment of preferred dividends                                                     (2,066)              (246)              (417)
    Advances to employees and directors                                                                                        (300)
    Other                                                                                (289)               587                 17
                                                                                     --------           --------           --------
        Net cash provided by
          financing activities                                                         69,300             94,787              8,726
                                                                                     --------           --------           --------

Effect of exchange rate changes on cash                                                    27               (277)
Increase (decrease) in cash and equivalents                                           (24,155)            43,023              2,616
Increase in cash due to a change in the
    fiscal year end of a subsidiary                                                                        5,638
Cash and equivalents, beginning of year                                                51,686              3,025                409
                                                                                     --------           --------           --------
Cash and equivalents, end of year                                                    $ 27,531           $ 51,686           $  3,025
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

                                  -----------


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

     Temporary Investments

     The Company  adopted  Statement of Financial  Accounting  Standards No. 115
     "Accounting for Certain Investments in Debt and Equity Securities ("FAS 115") as of January 1, 1994. In accordance with FAS 115, prior years' financial statements have not been restated to reflect the change in accounting method. There was no cumulative effect as a result of adopting FAS 115.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------

1.   Summary of Significant Accounting Policies: continued

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

     Intangible Assets

     The excess of cost over the fair value of net assets acquired is amortized on a straight-line basis over twenty to forty years. At each balance sheet date management assesses whether there has been a permanent impairment in the value of goodwill by comparing anticipated undisounted future cash flows from operating activities with the carrying value of goodwill. The factors considered by management in performing this assessment include current operating results, trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors. FCC and other private radio licenses are amortized over twenty years.

     Foreign Currency Translation

     For international operations, assets and liabilities are translated at year-end exchange rates and income statement items are translated at average exchange rates for the period. Resulting translation adjustments are recorded as a separate component of shareholders' equity.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------

1.   Summary of Significant Accounting Policies: continued

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------

2.   Acquired, Discontinued and Disposed Operations:  continued

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

2.   Acquired, Discontinued and Disposed Operations:  continued

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

     Each of the acquisitions has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the underlying assets and liabilities at their esti mated fair values at the dates of acquisition. The excess of the respective purchase prices over the fair value of the net assets acquired has been recorded as goodwill for each of these acquisitions. The results of operations are included from the respective dates of acquisition.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------

2.   Acquired, Discontinued and Disposed Operations: continued

     Pro Forma Information
     The following table summarizes the unaudited consolidated pro forma results of operations, assuming the acquisitions had occurred at the beginning of each of the periods as follows (in thousands):

                                                       1994              1993*
                                                       ----              ----

     Net sales                                        $72,991           $58,190
     Loss from continuing operations                  (46,313)          (56,107)
     Loss from continuing operations per share         ($0.93)           ($1.47)

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------

2.   Acquired, Discontinued and Disposed Operations: continued

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

     Other Dispositions

     In September 1993 the Company sold its interest in Oram Electric Industries, Ltd. and Oram Power Supplies Ltd. to a company in which a then-current director of the Company was a principal shareholder. The Company received $1.0 million in cash at the closing, which resulted in a gain of $53,000. In December 1993 the Company sold substantially all of the assets of Geopower, Inc., a wholly owned subsidiary, to an unaffiliated company for $1.1 million resulting in a loss of $522,000, including approximately $322,000 attributable to the write off of intangibles. The results of operations of these entities are included in the Company's financial statements through the respective dates of sale. These companies were included in the Company's "other" segment.

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

4.   Inventories:

     Inventories as of December 31, 1994 and 1993 are as follows (in thousands):

                                                1994               1993
                                                ----               ----

         Raw materials                      $  2,030            $  1,798
         Work-in-process                         781                 513
         Finished goods                        5,856               4,157
                                               -----               -----
                                            $  8,667            $  6,468
                                               =====               =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------

5.   Investments in Affiliates:

     During 1994 the Company acquired minority non-controlling equity interests in two wireless networks in Germany as described in Note 2. As of December 31, 1994 the carrying values of these investments was $14.9 million and $7.2 million in PBG and DBF, respectively.

     In January 1994, the Company acquired a 49% interest in Protocall Ventures, Inc. ("Protocall") for $3.8 million. Protocall owns minority interests in licenses in Portugal, Spain, Germany & Romania. In the event Protocall is not granted permanent licenses for certain temporary licenses (not included above) it holds, a portion of the purchase price, currently held in escrow, will be returned to the Company. The excess of the purchase price over the fair value of the net assets of Protocall at the date of acquisition of $2.3 million has been recorded as goodwill and is being amortized over 20 years. As of December 31, 1994 the carrying value of this investment was $3.2 million. As of December 31, 1993, the Company had placed $3 million in escrow pending completion of the transaction, which amount is included in other assets. The Company is recording its investment in Protocall on the equity basis.

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

     Results of Operations for the year ended December 31, 1994:
         Gross revenues                                     $ 3,048
         Loss from operations and net loss                    5,203

     Financial position as of December 31, 1994:
         Current assets                                     $ 3,564
         Non current assets                                  15,333
         Current liabilities                                  8,642
         Non current liabilities                              3,695

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

6.  Property, Plant and Equipment (in thousands):     1994             1993
                                                      ----             ----

    Machinery and equipment                        $ 29,064         $  19,140
    Furniture and fixtures                            1,891             1,164
    Leasehold improvements                              623               358
    Construction in progress                            719
                                                   --------         ---------
                                                     32,303            20,662
      Less accumulated depreciation
      and amortization                                7,856             3,127
                                                     ------             -----
                                                   $ 24,446          $ 17,535
                                                     ======            ======

    Depreciation  expense  was $4,666, $1,914  and $430 in 1994, 1993, and 1992,
    respectively.

7.   Intangible Assets (in thousands):
                                                        1994               1993
                                                        ----               ----
             Excess of cost over fair value
               of net assets acquired               $  21,462          $ 16,091
             FCC and other private mobile
             radio licenses
               acquired and related intangibles        27,479            14,518
             Other                                        753               753
                                                       ------            ------
                                                       49,694            31,362
             Less accumulated amortization              3,595             1,621
                                                       ------            ------
                                                     $ 46,099          $ 29,741
                                                       ======            ======

     The increase in the excess of cost over fair value of net assets acquired in 1994 is primarily attributable to the acquisitions of additional interests in Bogen and GMSI. The increase in FCC and other private mobile radio licenses is attributable to the cost of licenses acquired in the United States.

8.   Notes Payable:

     Notes payable consists of the following (in thousands):
                                                    1994             1993
                                                    ----             ----
    $10.0 million line of credit, bank
       interest at prime plus 2.5% (a)           $  4,355
    $4.5 million line of credit, bank,
       interest at prime plus 3% (b)                               $ 2,564
    Line of credit, bank(C)                           728              432
    Line of credit, bank (d)                          558
                                                    ------          ------
                                                 $  5,641          $ 2,996
                                                    =====            =====

    Prime rate at December 31                       8.50%            6.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------

8.  Notes Payable: continued

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

     (d) As of December 31, 1994 the line of credit was fully utilized. Interest on the line is payable at a rate of 6.75%.


9.   Long-Term Debt:

                                                                                                1994               1993
                                                                                                ----               ----
     Long-term debt consists of the following (in thousands):

        Senior secured notes, due September 1995 (a)                                          $24,177
        Notes payable, due in various installments
          through 1999, interest between 10% and 15% (b)                                        2,066
        Convertible debenture, face value $4.0 million
          imputed interest at 10%, due in 2012(c)                                                 755              $ 686
        Debenture, interest at 5% due in quarterly payments,
          payment of principal due March 31, 1998                                               1,427              1,453
        Notes payable, interest at 7.5% due in quarterly payments
          through December 31, 1995, payment of principal
          due December 1995                                                                       850                850
        Notes payable, other, due in various installments
          through 1997, bearing interest at rates ranging
          between 7.5% and 12%                                                                  1,510              1,280
        Subordinated notes payable, interest at prime and 9%,
           due in installments through 1996                                                       667                985
                                                                                                -----              -----
                                                                                               31,452              5,254
        Less, current maturities                                                                2,056              1,293
                                                                                               ------              -----
                                                                                            $  29,396            $ 3,961
                                                                                            =========            =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

9.      Long-Term Debt: continued

     (a)  In June 1994, the Company  issued senior secured notes,  due September
          1995, in the aggregate principal amount of $25.0 million (the "Notes"), along with detachable five-year warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $7.875 per share (the "Warrants"). The aggregate net proceeds to the Company from the issuance and sale of the Notes and Warrants was $24.5 million, of which, $925,000 has been allocated to the Warrants as well as recorded as a discount on the Notes. The Notes bear interest at the rate of 14.0% per annum, payable monthly until maturity. The Company has pledged its shares in, and/or obtained joint and several guarantees of, certain of the Company's subsidiaries, including PowerSpectrum Inc., National Band Three Limited, Metro Net Systems Inc., and Bogen Corporation as collateral. Under the terms of the Notes, the Company must maintain certain financial ratios, needs permission of the holder of the Notes to enter certain transactions and may be required to make prepayments under certain circumstances. Certain penalties apply in the event the Replacement Notes are prepaid. The proceeds were used to fund the Company's acquisitions in Germany (see Note 2). The Notes were originally due in September 1995 but were refinanced (See Note 18) in March 1995 and are presented herein and in the accompanying financial statements as long-term debt based upon the terms specified in the refinancing agreements.

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

          Minimum annual principal repayments of long-term debt during the next five years and thereafter, are as follows:

                 Year                               In Thousands
                 ----                               ------------
                 1995                                  $ 2,056
                 1996                                   12,849
                 1997                                   12,123
                 1998                                    2,619
                 1999                                    1,050
                 Thereafter                                755
                                                         -----

                 Total                                $ 31,452
                                                        ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------

9.   Long-Term Debt: continued

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

     In December 1993, in separate but related transactions, the Note was retired and the purchaser of the Note exercised its rights to purchase 2.1 million common shares under warrants issued in connection with the Note and other warrants it held. In order to induce the purchaser to exercise its rights in advance of the warrant expiration date, the Company reduced the exercise price to an aggregate of $8.9 million which represents the present value of the exercise prices of the various options if exercised just prior to expiration. At closing, the Company paid $3.2 million of principal, which, combined with the exercise price, repaid the Note in full. In connection with the early extinguishment of debt the Company recorded a pre-tax extraordinary loss of $2.3 million resulting primarily from the unamortized discount on the Note as of the date of repayment.

     The Company's debt agreements restrict dividend payments by the Company and certain of its subsidiaries.

10.  Pension and Severance Plans:

     The Company and its subsidiaries provide defined contribution and other severance plans for certain employees. One of its domestic subsidiaries participates in multi-employer pension plans which cover all union employees. The Company also maintains a 401(K) plan covering substantially all U.S. based employees. Expenses under these plans totaled $319,000, $356,000 and $237,000 for the years ended December 31, 1994, 1993 and 1992, respectively.


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------

11.  Income Taxes: continued

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

12.  Commitments and Contingent Liabilities:

     Leases
     The Company leases facilities under noncancellable operating leases, some of which include escalation clauses. Future minimum rental commitments under noncancellable operating leases are as follows:

                      Year                                       In Thousands
                      ----                                       ------------
                      1995                                          $ 6,552
                      1996                                            5,060
                      1997                                            4,795
                      1998                                            4,396
                      1999                                            1,699
                      Thereafter                                      1,581
                                                                    -------
                                                                   $ 24,083
                                                                    =======
                                     F - 27

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------

12.  Commitments and Contingent Liabilities: continued

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------

12.  Commitments and Contingent Liabilities: continued

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------

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

     In December 1994, the Company executed two separate agreements to issue a total of 40 shares of Series I Convertible Preferred Stock at a price of $500,000 per share or total consideration of $20.0 million. The Soros Group (currently holders of 100% of the Company's Series H Cumulative Convertible Preferred Stock) has agreed to purchase 20 shares, and the Company's partner in a joint venture attempting to secure a license to provide wireless services in Korea has agreed to purchase 20 shares. The shares bear a dividend, payable quarterly in either cash or common shares, for five years at a rate of 7% per annum and carry a conversion premium. The Company has the option to retire the shares, in either cash or common shares if the price of the Company's common stock exceeds 150% of the conversion price for any 20 days within a period of 30 consecutive days. The purchase by the Soros Group was consummated in December 1994, in the amount of $10.0 million, while the closing of the other transaction is subject to certain regulatory approvals which are yet to be received.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------

14.  Shareholder's Equity:  continued

     During 1993, 484,000 Series A and 42 Series G shares were converted into 1,323,000 common shares. During 1992 all of Series B and C, 50,000 Series A and twenty-one Series G shares were converted into 3,270,000 common shares.

     The Company's outstanding preferred shares earn cumulative annual dividends as follows: Series A (converted into common shares in 1994), $0.25 per share; Series B (converted into common shares in 1992), $0.50 per share; Series C (converted into common shares in 1992), $1.00 per share; Series G (converted into common shares in 1993 and 1992), $2,500 per share. The Series D preferred shares reacquired by the Company in 1992 were canceled in 1993.

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

     In January 1993, the Company completed a private placement of 408,640 units, each consisting of nine common shares and three separate warrants to purchase one common share at an exercise price of $4.8125, expiring 18 months, 30 months and 42 months from issuance, respectively. Each unit was sold in consideration for $37.6876. Net proceeds to the Company amounted to approximately $14.4 million. 424,000 shares issued to PST in exchange for the PSI shares then owned In order to finance a portion of the acquisition of National Band Three, the Company requested in June 1993 that warrant and option holders immediately exercise their right to purchase the Company's common stock. To induce the warrant and option holders to exercise early, the Company offered discounts from the original exercise price. The amount of the discount varied depending upon the expiration date of the warrant or option.

     The Company issued approximately 9,200,000 shares in connection with the exercise of options and warrants under this program. Net proceeds were approximately $23 million. Included in the 5.1 million common shares issued in connection with the PSI Merger (Note 2) were approximately

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------

14.  Shareholder's Equity; continued

     by PST. The number of shares issued was determined using the same ratio as for other PSI shareholders. The Company has recorded the value of its ultimate ownership interest in these shares as treasury stock.

     In 1993 the Company canceled the 1.2 million shares that were held in treasury at December 31, 1992.

     Warrants and Options

     A summary of the warrants and options activity during the years ended December 31, 1994, 1993 and 1992 is as follows (shares in thousands):

   1994
   ----                                                                                                                 Exercise
                                              Outstanding                                              Outstanding        Price
                  Name                         January 1     Granted       Exercised      Canceled     December 31      Per Share
                  ----                        ----------     -------        ---------      --------     -----------     -----------
Employee / Director Plan                        1,564         1,174           (240)           (33)         2,465       $1.00-$16.00
Loan warrants and options                         130           300            (49)                          381       $1.25-$ 7.88
PSI Merger                                      1,056                          (83)                          973       $0.61-$ 5.06
Vanguard Options                                             10,000                                       10,000      $15.00-$18.00
Private Placements                              1,026                         (959)                           67       $3.10-$ 4.98
Other warrants and options                      1,208           220            (63)                        1,365       $1.00-$ 6.00
                                                -----        ------         -------           ----       -------
Total Outstanding                               4,984        11,694         (1,394)           (33)        15,251
                                                =====        ======         =======           ====       =======

   1993
   ----                                                                                                                  Exercised
                                               Outstanding                    Exercised     Exercised     Outstanding      Price
         Name                                    January 1      Granted      Full Price      Discount     December 31     Per Share
         ----                                   ---------        -------      -----------    --------     -----------    -----------
Employee / Director Plan                          1,223           737           (136)          (260)         1,564       $1.00-$8.50
Loan warrants and options                           710         1,900           (330)        (2,050)           130       $1.25-$6.00
Preferred stocks                                    915                                         (60)          (855)      $1.00-$1.65
PSI merger                                                      2,056         (1,000)                        1,056       $0.61-$5.06
Private Placements                                6,730         1,938           (323)        (7,311)         1,026       $3.10-$4.98
Debt Conversion                                     305                         (198)          (107)                     $1.00-$2.50
Other warrants and options                        1,718           213           (148)          (565)         1,208       $0.18-$6.00
                                                 ------        ------          -----         ------         ------
Total Outstanding                                11,601         6,844         (2,195)       (11,148)         4,984
                                                 ======        ======          =====         ======         ======



   1992
   ----                                                                                                                   Exercise
                                               Outstanding                                               Outstanding        Price
         Name                                  January 1        Granted      Exercised      Canceled      December 31     Per Share
         ----                              ---------------      -------      ---------      --------      ------------    ----------
Employee/Director plan                           1,025           320            (63)           (59)         1,223        $1.00-$2.25
Loan warrants and options                          620           140            (50)                          710        $1.25-$2.00
Preferred stocks                                 1,155                         (240)                          915        $1.00-$1.65
Private Placements                                             6,766            (36)                        6,730        $3.10-$4.98
Debt Conversion                                                  465           (160)                          305        $1.00-$2.50
Other warrants and options                         561         1,190            (15)           (18)         1,718        $0.18-$4.25
                                                 -----         -----            ---             --         ------
Total Outstanding                                3,361         8,881           (564)           (77)        11,601
                                                 =====         =====            ===             ==         ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

14.  Shareholder's Equity:  continued

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

     Other Warrants and Options

     In exchange for services rendered, the Company granted options to purchase 213,000 and 1.2 million shares of common stock during 1993 and 1992, respectively. The exercise prices on these option range between $1.00 and $6.00 per share and the options expire five years from date of grant. In 1992, the Company granted warrants to acquire 464,800 shares of common stock at exercise prices varying from $1.50 to $1.625 in connection with a conversion of a loan from a related party and also granted warrants and options to acquire 1,190,000 shares of common stock at exercise prices varying between $1.50 to $4.25 per share in exchange for services.

15.  Fair Value of Financial Instruments

     The recorded amount of cash, cash equivalents, temporary investments and notes payable banks and other, approximates fair value due to the short term maturities of these assets and liabilities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

15.  Fair Value of Financial Instruments continued

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

                                  ------------

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

     Sales between geographic areas and industry segments are not material.

     Information about the Company's continuing segments in 1994, 1993 and 1992 follows (in thousands):

                                        1994             1993              1992
                                        ----             ----              ----
Revenues:
    Communications products           $46,075          $30,060           $19,501
    Wireless communications            25,668           12,338             1,362
    Other                               1,248            6,573             7,683
                                      -------          -------           -------
                                      $72,991          $48,971           $28,546
                                      =======          =======           =======

Operating income (loss):
    Communications products              $ 45             $296             $(62)
    Wireless communications           (37,225)         (45,584)          (1,182)
    Other                              (1,348)          (1,542)            (760)
    Interest and other
    income (expense), net                 105           (1,403)             415
    Corporate                         ( 3,982)         ( 2,208)            (792)
                                      -------          -------           ------
    Loss from continuing operations  $(42,405)        $(50,441)         $(2,381)
                                      =======          =======           ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

17.  Segment Information:  continued
                                            1994          1993            1992
                                            ----          ----            ----
Identifiable assets:
    Communications products               $35,663       $ 28,642        $24,180
    Wireless communications                95,222         52,824          2,873
    Other                                     936            509          5,755
    Corporate and other assets             48,023         53,669          6,558
                                         --------       --------       --------
                                         $179,844       $135,644        $39,366
                                         ========       ========       ========

Depreciation and amortization:
    Communications products                $1,190          $ 956          $ 492
    Wireless communications                 6,032          1,792              5
    Other                                      24            127            305
    Corporate                                 192             35             12
                                         --------       --------       --------
                                         $  7,438      $   2,910        $   814
                                         ========       ========       ========

Capital expenditures - property and equipment:
    Communications products              $    939       $  1,042        $   412
    Wireless communications                 9,386         17,135            169
    Other                                      66             41            327
    Corporate                                  67              8             18
                                         --------       --------       --------
                                         $ 10,458        $18,226        $   926
                                         ========       ========       ========

Capital expenditures - intangibles:
    Communications products              $  3,548        $ 3,840         $  178
    Wireless communications                14,785         15,766            944
                                         --------       --------       ---------
                                         $ 18,333       $ 19,606         $1,122
                                         ========       ========       ========

Geographic Segments:
    Revenues:
     United States                       $ 41,591        $30,616        $23,577
     Foreign                               31,400         18,355          4,969
                                         --------       --------       --------
                                         $ 72,991        $48,971        $28,546
                                         ========       ========       ========
Operating income (loss):
     United States                       $(22,624)      $(37,860)       $(1,114)
     Foreign                              (15,904)        (8,970)          (890)
     Interest and other
       income (expense), net                  105         (1,403)           415
     Corporate                            ( 3,982)        (2,208)          (792)
                                         --------       --------       --------
     Loss from continuing operations     $(42,405)      $(50,441)      $ (2,381)
                                         ========       ========       ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

17.  Segment Information:  continued

                                          1994              1993         1992
                                          ----              ----         ----
Identifiable assets:
    United States                       $51,511           $38,765      $27,481
    Foreign                              80,310            43,210        5,327
    Corporate and other                  48,023            53,669        6,558
                                       --------          --------      -------
                                       $179,844          $135,644      $39,366
                                       ========          ========      =======

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

                                  ------------

18.  Subsequent Events:  continued

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


19.  Supplemental Guarantor Financial Information:

     In July and August 1995, the Company issued, in a private offering, $227.7 million aggregate principal amount at maturity of 15% Senior Secured Discount Notes due July 15, 2005 ("the Notes"). Gross proceeds of the Notes was approximately $110.0 million. The Notes were issued with 6,831,000 detachable warrants ('the Warrants"). Each Warrant entitles the holder to purchase one share of Company common stock at an exercise price of $9.90 per share. The Warrants have been valued at approximately $32.1 million and have been recorded as a discount on the Notes. The Notes accrue interest until maturity at a rate of 15% per annum. Interest on the Notes will be payable semi-annually, in cash, on July 15 and January 15, commencing January 15, 2001.

     In connection with the Note offering, PowerSpectrum, Inc. and its U.S. Domestic Subsidiaries as well as MetroNet Systems, Inc. (collectively referred to as the "Guarantor Subsidiaries") fully and unconditionally guarantee such Notes jointly and severally. The Guarantor Subsidiaries are wholly owned by the Company. In addition, the Notes are collateralized by a pledge of the capital stock owned by the Company in National Band Three Ltd., PowerSpectrum, Inc. and Subsidiaries, MetroNet Systems, Inc., Geotek Communications GmbH and EGAC, the entity through which, effective August 1995, the Company owns its interests in Bogen Communications, Inc. and Speech Design GmbH.

     Within 60 days of the issuance of the Notes and Warrants, the Company filed registration statements to commence the process to register through an exchange offer, the Notes and Warrants under the Securities Act of 1933, as amended. It is expected that such registration statements will be effective within 120 days of the Note offering. The Supplemental Combining Financial Information of Geotek Communications, Inc. and Subsidiaries has been presented on pages F-39 through F-47 in order to present the Guarantor Subsidiaries pursuant to the Guarantor relationship. The Supplemental Combining Financial Information is presented as management does not believe that separate financial statements of the Guarantor Subsidiaries would be meaningful. This supplemental financial information should be read in conjunction with the Consolidated Financial Statements. The Notes include covenants that put restrictions on the Company primarily related to making certain investments and incurring additional debt.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

19.  Supplemental Guarantor Financial Information: continued

     Notes to Supplemental Guarantor Financial Information: continued

          Basis of Presentation - To conform with the terms and conditions of the Notes, the combining financial statements of the Guarantor Subsidiaries are presented on the following basis:

     (1) Geotek Communications, Inc.    -Investments       in       consolidated
         (Parent Company)               subsidiaries  are  accounted  for by the
                                        Parent  Company  on the cost  basis  for
                                        purposes of the  supplemental  combining
                                        presentation.   Operating   results   of
                                        Subsidiaries are therefore not reflected in the Parents investment accounts or earnings.

     (2) PSI (Guarantor)                -For   purposes   of  the   supplemental
                                        combining      financial       statement
                                        information, PowerSpectrum, Inc. ("PSI")
                                        includes all U.S. wireless  subsidiaries
                                        of PSI combined with  MetroNet  Systems,
                                        Inc. and ANSA Communications, Inc., both
                                        direct wholly owned  subsidiaries of the
                                        Parent  Company.  For  purposes  of  the
                                        supplemental      combining    financial
                                        statement  information,   PSI  does  not
                                        contain   the   consolidated   financial
                                        statements of PST, a subsidiary of PSI, since PST is not a Guarantor Subsidiary.
                                        Such statements of PST are included with Non-Guarantor Subsidiaries. The assets and liabilities of PST are not material in relation to PSI.

     (3) Non-Guarantor Subsidiaries     -This     includes     the     Company's
                                        subsidiaries   that  are  not  Guarantor
                                        Subsidiaries.

     (4) Reclassification and           - Certain reclassifications were made to
         Eliminations                   conform all of the financial information
                                        to  the  financial  presentation  of the
                                        Company's     consolidated     financial
                                        statements.  The  principal  elimination
                                        entries    eliminate    investments   in
                                        subsidiaries and intercompany balances and transactions.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      SUPPLEMENTAL COMBINING BALANCE SHEET
                             As of December 31, 1994
                (Dollars in thousands, except per share amounts)

                                                                                              Reclassi-
                                                                                               fications          Geotek
                                            Geotek                        Non-Guarantor       & Elimin-         Comm., Inc.
                                           Comm.Inc.          PSI          Subsidiaries          ations       & Subsidiaries
                                           ---------          ---         -------------       ----------      --------------
ASSETS                                         (1)            (2)               (3)               (4)

CURRENT ASSETS:
  Cash and cash equivalents                $  21,222     $     418         $   5,891                           $  27,531
  Temporary investments                       24,515                                                              24,515
  Accounts receivables trade, net                               79            11,714         $    (422)           11,371
  Inventories                                                  116             8,711              (162)            8,667
  Prepaid expenses and other assets              939           174             6,387               (32)            7,468
                                           ---------     ---------         ---------         ---------         ---------
    Total current assets                      46,676           787            32,703              (616)           79,552

Inter-company account                         64,313        18,359                             (82,672)
Investments in affiliates                      4,481                          22,101                              26,582
Property, plant and equipment, net               100         2,245            22,100                              24,446
Intangible assets, net                         4,885        18,616            22,589                 9            46,099
Other assets                                     412         2,027             3,871            (3,145)            3,165
Investments in Subsidiaries, at cost          73,275                                           (73,275)
                                           ---------     ---------         ---------         ---------         ---------
                                           $ 194,142     $  42,034         $ 103,364         $(159,699)        $ 179,844
                                           =========     =========         =========         =========         =========


LIABILITIES & SHAREHOLDERS' EQUITY

Current  liabilities:
  Accounts payable - trade                      $496          $414          $ 13,902          $(2,322)           $12,490
  Accrued expenses and other                     436         1,271            10,606                              12,315
  Notes payable, banks and other                                               5,641                               5,641
  Current maturities, long-term debt           2,056                                                               2,056
                                            --------       -------           -------         --------          ---------
    Total current liabilities                  2,988         1,685            30,149           (2,322)            32,502
                                            --------       -------           -------         --------          ---------

Inter-company account                                       53,830            28,842          (82,672)
Long-term debt                                23,304         2,838            30,005          (26,751)            29,396
Other non current liabilities                     49                             802             (653)               198
Minority interest                                406                             (14)                                392

Redeemable preferred stock                    40,000                                                              40,000

Shareholders' equity:
Preferred stocks, $.01 par value
Common stock, $.01 par value                     509                                                                 509
Capital in excess of par value               153,414        38,592            41,736          (47,094)           186,651
Foreign currency translation adjustment                                          767                                 767
Accumulated deficit                          (25,142)      (54,911)          (28,923)            (207)          (109,185)
Treasury stock, at cost                       (1,386)                                                             (1,386)
                                            --------       -------           -------         --------          ---------
                                             127,395       (16,319)           13,580          (47,301)            77,356
                                            --------       -------           -------        ---------           --------
                                            $194,142       $42,034          $103,364        $(159,699)          $179,844
                                            ========       =======          ========        =========           ========

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      SUPPLEMENTAL COMBINING BALANCE SHEET
                             As of December 31. 1993
                (Dollars in thousands, except per share amounts)

                                                                                              Reclassi-
                                                                                               fications          Geotek
                                             Geotek                       Non-Guarantor       & Elimin-         Comm., Inc.
                                            Comm.Inc.          PSI          Subsidiaries          ations       & Subsidiaries
                                            --------          ---         -------------       ----------      --------------
ASSETS                                         (1)            (2)               (3)               (4)

CURRENT ASSETS:
  Cash and cash equivalents                $  42,861     $   4,637         $   4,188                           $  51,686
  Temporary investments                        4,429         3,444                                                 7,873
  Accounts receivables trade, net                              103            10,111                              10,214
  Inventories                                                  147             6,345          $     (24)           6,468
  Prepaid expenses and other assets              419           176             3,215                               3,810
                                            --------      --------          --------           --------         --------
    Total current assets                      47,709         8,507            23,859                (24)          80,051

Inter-company account                         29,918         8,510               (48)           (38,380)
Investments in affiliates                      1,443                                                               1,443
Property, plant and equipment, net                54           178            17,304                              17,535
Intangible assets, net                         4,090         6,366            19,285                              29,741
Other assets                                   2,775           314             4,232               (447)           6,874
Investments in Subsidiaries, at cost          42,465                                            (42,465)
                                            --------      --------          --------           --------         --------
                                           $ 128,454     $  23,875         $  64,632          $ (81,316)       $ 135,644
                                            ========      ========          ========           ========         ========


LIABILITIES & SHAREHOLDERS' EQUITY

Current  liabilities
  Accounts payable - trade                       349           403             7,688                              8,441
  Accrued expenses and other                   1,092           432             7,219                              8,744
  Notes payable, banks and other                                               2,996                              2,996
  Current maturities, long-term debt             425                             868                              1,293
                                            --------     ---------            ------          ---------       ---------

    Total current liabilities                  1,866           835            18,771                             21,474
                                            --------     ---------           -------          ---------       ---------

Inter-company account                                       23,425            14,955            (38,380)
Long-term debt                                   811           440             4,684             (1,974)          3,961
Other non current liabilities                    608            18               118                                744
Minority interest                                185                              36                                221

Redeemable preferred stock                    40,000                                                             40,000

Shareholders' equity:
Preferred stocks, $.01 par value                   3                                                                  3
Common stock, $.01 par value                     460                                                                460
Capital in excess of par value               101,884        38,591            37,570            (40,892)        137,151
Foreign currency translation adjustment                                         (204)                              (204)
Accumulated deficit                          (15,977)      (39,434)          (11,298)               (70)        (66,780)
Treasury stock, at cost                       (1,386)                                                            (1,386)
                                            --------     ---------         ---------            -------        --------
                                              84,984          (843)           26,068            (40,962)         69,244
                                            --------     ---------          --------            -------        --------
                                           $ 128,454     $  23,875         $  64,632          $ (81,316)      $ 135,644
                                            ========     =========          ========           ========        ========

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 1994
                             (Dollars in thousands)

                                                                                              Reclassi-
                                                                                               fications          Geotek
                                             Geotek                       Non-Guarantor       & Elimin-         Comm., Inc.
                                            Comm.Inc.         PSI          Subsidiaries          ations       & Subsidiaries
                                            --------          ---         -------------       ----------      --------------
Revenues:                                      (1)            (2)              (3)                (4)
  Net product sales                                            $350          $ 48,968           $(948)             $48,370
  Service income                                              2,115            22,506                               24,621
                                                            -------           -------            ----              -------
    Total revenues                                            2,465            71,474            (948)              72,991
                                                            -------           -------            ----              -------

Costs and expenses:
  Cost of goods sold                                            208            31,777            (811)              31,174
  Cost of services                                            1,358            15,220                               16,578
  Research and development                    $256            5,941            13,280                               19,477
 Acquisition of minority interest of a
    subsidiary assigned to a research
    and development project
 Marketing                                                    5,983            12,308                               18,291
 General and administrative                  4,551            4,294            10,998               7               19,850
 Interest expense                            2,534               64             2,097          (1,595)               3,101
 Interest and other income                  (3,638)            (617)             (546)          1,595               (3,206)
 Amortization of intangibles                   594              711               962             505                2,772
 Equity in losses of investees               1,159                              2,409            (512)               3,056
 Other expenses (income)                     3,524                                (52)                               3,472
                                             ------          -------          -------            ----              -------

Total costs and expenses                     8,980           17,942            88,453            (811)             114,565
                                             ------          -------          -------            ----              -------
Loss from operations before
    taxes on income and minority interest   (8,980)         (15,477)          (16,979)           (137)             (41,574)
Taxes on income                                                                  (660)                                (660)
Minority interest                             (185)                                14                                 (171)
                                            ------          -------           -------            ----              -------
Net loss                                   $(9,165)        $(15,477)         $(17,625)          $(137)            $(42,405)
                                            ======          =======           =======            ====              =======

                                     F - 42

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS
                      For the Year ended December 31, 1993
                             (Dollars in thousands)

                                                                                              Reclassi-
                                                                                               fications          Geotek
                                             Geotek                       Non-Guarantor       & Elimin-         Comm., Inc.
                                            Comm.Inc.         PSI          Subsidiaries          ations       & Subsidiaries
                                            --------          ---         -------------       ----------      --------------
Revenues:                                      (1)            (2)              (3)                (4)
  Net product sales                                              $205        $37.798           $ (502)             $37,501
  Service income                                                1,773          9,697                                11,470
                                                             --------        -------           ------             --------
    Total revenues                                              1,978         47,495             (502)              48,971
                                                             --------        -------           ------             --------

Costs and expenses:
Cost of goods sold                                                501         25,596             (444)              25,653
Cost of services                                                1,143          6,815                                 7,958
Research and development                                          766          9,804                                10,570
Acquisition of minority interest of a
   subsidiary assigned to a research
   and development project                                     32,430                                               32,430
Marketing                                                         164          8,749                                 8,913
General and administrative                     2,726            4,433          5,416              (67)              12,508
Interest expense                               1,984              (42)         1,332             (683)               2,591
Interest and other income                      (968)             (373)          (610)             763               (1,188)
Amortization of intangibles                      210              118            591                                   919
Equity in losses of investees                     34                                                                    34
Other expenses (income)                        1,419                            (940)                                  479
                                             -------         --------        -------           ------             --------

Total costs and expenses                       5,405           39,140         56,753             (431)             100,867
                                             -------         --------        -------           ------             --------

Loss from continuing operations before
    taxes on income and minority interest     (5,405)         (37,162)        (9,258)             (71)             (51,896)
Taxes on income
Minority interest                              2,215             (724)           (36)                                1,455
                                             -------         --------        -------           ------             --------
Loss from continuing operations               (3,190)         (37,886)        (9,294)             (71)             (50,441)

Discontinued operations:
 Gain on disposal                                323                                                                   323
                                             -------         --------        -------           ------             --------
Loss before extraordinary item and
  cumulative effect of accounting change      (2,867)         (37,886)        (9,294)             (71)             (50,118)
Extraordinary item - loss from early
    extinguishment of debt                    (2,340)                                                               (2,340)

Cumulative effect of change in fiscal
    year of subsidiary                                         (1,207)                                              (1,207)
                                             -------         --------        -------           ------             --------
Net loss                                     $(5,207)        $(39,093)       $(9,294)          $  (71)            $(53,665)
                                             =======         ========        =======           ======             ========

                                     F - 43

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 1992
                             (Dollars in thousands)

                                                                                              Reclassi-
                                                                                               fications          Geotek
                                             Geotek                       Non-Guarantor       & Elimin-         Comm., Inc.
                                            Comm.Inc.         PSI          Subsidiaries          ations       & Subsidiaries
                                            --------          ---         -------------       ----------      --------------
Revenues:                                      (1)            (2)              (3)                (4)

  Net product sales                                                          $27,466             $(282)            $27,184
  Service income                                              $1,362                                                 1,362
                                                             -------         -------           -------             -------
    Total revenues                                             1,362          27,466              (282)             28,546
                                                             -------          ------           -------             -------
Costs and expenses:
Cost of goods sold                                                            19,740              (282)             19,458
Cost of services                                                 466                                                   466
Research and development                                         679           1,546                                 2,225
Marketing                                                                      4,276                                 4,276
General and administrative                   $802              1,399           2,326                                 4,527
Interest expense                              237                 15           1,081              (234)              1,099
Interest and other income                    (188)                              (521)              234                (475)
Amortization of intangibles                   302                                 88                                   390
Other expenses (income)                      (753)                              (286)                               (1,039)
                                            -----            -------           -----           -------             -------

Total costs and expenses                     $400             $2,559         $28,250             $(282)            $30,927
                                            -----            -------          ------           -------             -------


Loss from continuing operations              (400)            (1,197)           (784)                               (2,381)

Discontinued operations:
 Income from operations                       193                                                                      193
 Gain on disposal                              68                                                                       68
                                            -----            -------          -----            -------             -------

Net loss                                    $(139)           $(1,197)         $(784)              -                $(2,120)
                                            =====            =======          =====            =======             =======

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 1994
                             (Dollars in thousands)

                                                                                                    Reclassi-
                                                                                                    fications           Geotek
                                                     Geotek                    Non-Guarantor        & Elimin-          Comm., Inc.
                                                    Comm.Inc.        PSI       Subsidiaries           ations        & Subsidiaries
                                                    --------         ---      -------------        ----------       --------------
Cash Flows From Operating Activities:                  (1)           (2)            (3)                (4)

  Net loss                                          $(9,165)      $(15,477)      $(17,625)            $(137)          $(42,405)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Minority interest                                   185                           (14)                                 171
    Depreciation & amortization                         615            894          5,418               512              7,438
    Post acquisition adjustment for utilization
      of acquired net operating loss carryforward                                     573                                  573
    Amortization of discount on senior secured
      note payable                                      391                                                                391
    Equity in losses of investees                     1,159                         2,409              (512)             3,056
    Reserve for impairment of loan                    3,500                                                              3,500
    Issuance of stock for management consulting
      fee                                                            2,517                                               2,517
    Changes in operating assets and liabilities
      (net of effect from acquisitions):
      Accounts receivable                                               24            852                                  876
      Inventories                                                       30         (2,033)              137             (1,866)
      Prepaid expenses and other assets                (553)           (51)        (4,708)                              (5,312)
      Accounts payable & accrued expenses              (509)           850          6,559                                6,900
      Other                                              33             53             (2)                                  84
                                                     -------        ------         ------            ------             ------
      Net cash (used in) provided by
         operating activities                        (4,344)       (11,160)        (8,571)               -             (24,077)
                                                     -------        ------         ------            ------             ------

Cash flows from investing activities:
  Acquisition of licenses                                          (12,961)           186              (188)           (12,963)
  Net increase in temporary investments              (20,087)        3,444                                             (16,642)
  Acquisitions of property & equipment                   (67)       (2,250)        (8,141)                             (10,458)
   Investment in intangibles                                                         (188)              188
  Cash invested in acquisition of subsidiaries,
    net                                               (1,332)                     (49,064)           24,554            (25,842)
  Loan to Harris Adacom B.V.                          (3,500)                                                           (3,500)
                                                     -------        ------         ------            ------             ------
   Net cash (used in) provided by
    investing activities                             (24,986)      (11,767)       (57,207)           24,554            (69,405)
                                                     -------        ------         ------            ------             ------

Cash flows from financing activities:
   Net borrowings, (repayments) under
    line of credit agreements                                                       2,390                                2,390
   Proceeds from debt and warrants                     2,674                                                             2,674
   Repayments of debt                                 (1,053)                        (454)                              (1,507)
   Proceeds from issuance of preferred stock          10,000                                                            10,000
   Proceeds from issuance of senior
     secured note & related warrants                  25,000                                                            25,000
   Proceeds from issuance of stock & warrants
     to Vanguard                                      29,250                                                            29,250
   Proceeds from exercise of warrants & options        3,848                                                             3,848
   Payment of preferred dividends                     (2,066)                                                           (2,066)
   Intercompany financing                            (59,995)       18,684         65,865          ( 24,554)
   Other                                                  33            24           (346)                                (289)
   Net cash provided by (used in)                    -------        ------         ------            ------             ------
     financing activities                              7,691        18,708         67,455          ( 24,554)            69,300
                                                     -------        ------         ------            ------             ------
  Effect of exchange rate changes on cash                                              27                                   27
  Increase (decrease) in cash & equivalents          (21,639)       (4,219)         1,703                              (24,155)
  Cash & equivalents, beginning of year               42,861         4,637          4,188                               51,686
  Cash & equivalents, end of year                    $21,222          $418         $5,891              -               $27,531
                                                     =======         =====         ======            ======            =======

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS
                      For the Year Ended December 31, 1993
                             (Dollars in thousands)

                                                                                                                        Geotek
                                                     Geotek                  Non-Guarantor     Reclassifications       Comm., Inc.
                                                    Comm.Inc.      PSI      Subsidiaries        & Eliminations       & Subsidiaries
                                                    --------     --------   -------------       ----------------     --------------
                                                       (1)         (2)            (3)                (4)
Cash Flows From Operating Activities:
 Net loss                                            $(5,207)     $(39,093)    $(9,294)             $ (71)               $(53,665)
   Adjustments to reconcile net
    loss to net cash used/provided
    in operating activities:
    Cumulative effect of changing
     the fiscal year end of a subsidiary                             1,207                                                 1,207
    Discontinued operations: Gain on disposal           (323)                                                               (323)
    Minority interest                                 (2,215)          724          36                                    (1,455)
    Depreciation & amortization                           12           142       2,756                                     2,910
    Non cash acquisition of minority
     interest of a subsidiary assigned to
     a research & development project                               32,430                                                32,430
    Amortization of discount on senior
     secured note payable                              1,545                                                               1,545
    Equity in losses of investees                         34                                                                  34
    Loss on extinguishment, net of cash portion        2,163                                                               2,163
    Loss on sale of subsidiaries                         479                                                                 479
     Changes  in  operating assets  and
      liabilities (net  of  effect  from
      acquisitions):
          Accounts receivable                            273           (76)     (1,929)                                   (1,732)
          Inventories                                                 (147)      1,230                                     1,083
          Prepaid expenses and other assets             (149)           82      (2,904)                                   (2,971)
          Accounts payable & accrued expenses            692           354       3,744                                     4,790
          Other                                         (269)          (92)       (516)                71                   (805)
                                                     -------      --------      ------              -------              -------
          Net cash (used in) provided
           by operating activities                    (2,965)       (4,469)     (6,877)                -                 (14,310)
                                                     -------      --------      ------              -------              -------
Cash flows from investing activities:
  Acquisition of licenses                                           (5,540)        259                                    (5,281)
  Net increase in temporary investments               (4,428)       (3,444)                                               (7,872)
  Proceeds from sale of subsidiaries shares            6,180                                                               6,180
  Acquisitions of property & equipment                    (8)          (38)     (2,233)                                   (2,279)
  Collection of notes receivable                          37                                                                  37
  Cash invested in acquisition of
    subsidiaries, net                                (27,903)                                                            (27,903)
  Other                                                                            (59)                                      (59)
                                                     -------      --------      ------              -------              -------
  Net cash (used in) provided by
     investing activities                            (26,122)       (9,022)     (2,033)                                  (37,177)
                                                     -------      --------      ------                                   -------
Cash flows from financing activities:
   Net under line of credit agreements                                            (268)                                     (268)
   Repayments of debt                                (13,799)                     (236)                                  (14,035)
   Net proceeds from issuances
      of stock & debentures                           18,715                                                              18,715
   Proceeds from issuance
      of redeemable preferred stock                   40,000                                                              40,000
   Deferred financing costs                           (1,200)                                                             (1,200)
   Proceeds from issuance of senior
      secured note & related warrants                 12,000                                                              12,000
   Investment by others in stock
      of subsidiary                                    2,124                                                               2,124
   Proceeds from issuance of options                     303                                                                 303
   Proceeds from exercise
      of warrants & options                           36,807                                                              36,807
   Payment of preferred dividends                       (246)                                                               (246)
   Intercompany financing                            (24,467)       11,366      13,101
   Other                                                                           587                                       587
                                                     -------      --------      ------              -------              -------
   Net cash provided by (used in)
      financing activities                            70,237        11,366      13,184                 -                  94,787
                                                     -------      --------      ------              -------              -------
  Effect of exchange rate changes on cash                                         (276)                                     (277)
  Increase (decrease) in cash & equivalents           41,150        (2,125)      3,998                                    43,023
  Increase in cash due to a change
     in the fiscal year end of a subsidiary                          5,638                                                 5,638
  Cash & equivalents, beginning of year                1,711         1,124         190                                     3,025
  Cash & equivalents, end of year                    $42,861         4,637      $4,188                 -                 $51,686
                                                     =======      ========      ======              =======              =======

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS
                      For the Year Ended December 31. 1992
                             (Dollars in thousands)

                                                                                        Non-                              Geotek
                                                      Geotek                         Guarantor     Reclassifications    Comm., Inc.
                                                     Comm. Inc.        PSI          Subsidiaries    & Eliminations    & Subsidiaries
                                                     ----------        ---          ------------   -----------------  --------------
                                                        (1)            (2)              (3)              (4)
Cash Flows From Operating Activities:
  Net loss                                          $   (139)       $ (1,197)        $   (784)                           $ (2,120)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Income from operations                              (193)                                                                (193)
    Gain on disposal                                     (68)                                                                 (68)
    Depreciation & amortization                          314               5              495                                 814
    Gain on sale of marketable securities               (753)                            (286)                             (1,039)
    Changes in operating assets and liabilities
      (net of effect from acquisitions):
      Accounts receivable                                161               1              319                                 481
      Inventories                                                                      (1,995)                             (1,995)
      Prepaid expenses and other assets                   31            (165)            (555)                               (689)
      Advances from Aryt                                                                1,079                               1,079
      Accounts payable & accrued expenses                (70)            464              (45)                                349
      Other                                             (563)             33              542                                  12
                                                    --------        --------         --------            ------            ------
      Net cash (used in) operating activities         (1,280)           (859)          (1,230)                             (3,369)
                                                    --------        --------         --------            ------            ------

Cash flows from investing activities:
  Advances to PowerSpectrum subsequent to
    October 1, 1992                                   (4,198)                                                              (4,198)
  Acquisition of licenses                                               (286)                               286
  Proceeds from sale of subsidiaries shares            1,170                                                                1,170
  Proceeds from sale of marketable securities          1,100                                                                1,100
  Acquisitions of property & equipment                   (18)           (169)            (739)                               (926)
  Collection of notes receivable                                                          828                                 828
  Investment in intangibles                                                               (63)             (286)             (349)
  Proceeds from sale of property & equipment                                               13                                  13
  Cash invested in acquisition of subsidiaries, net     (368)                                                                (368)
  Other                                                                 (523)             512                                 (11)
                                                    --------        --------         --------            ------            ------
  Net cash (used in) provided by
   investing activities                               (2,314)           (978)             551              --              (2,741)
                                                    --------        --------         --------            ------            ------

Cash flows from financing activities:
  Net repayments under
     line of credit agreements                                                         (3,409)                             (3,409)
  Proceeds from debt and warrants                        244                                                                  244
  Repayments of debt                                  (1,333)                            (407)                             (1,740)
  Treasury stock acquired                                (60)                                                                 (60)
  Proceeds from issuance of common stock              13,621                                                               13,621
  Proceeds from exercise of warrants & options           770                                                                  770
  Advances to employees and directors                   (300)                                                                (300)
  Payment of preferred dividends                        (417)                                                                (417)
  Intercompany financing                              (7,108)          2,925            4,183
  Other                                                 (283)                             300                                  17
                                                    --------        --------         --------            ------            ------
  Net cash provided by financing activities            5,134           2,925              667              --               8,726
                                                    --------        --------         --------            ------            ------
  Increase (decrease) in cash & equivalents            1,540           1,088              (12)                              2,616
  Cash & equivalents, beginning of year                  171              36              202                                 409
  Cash & equivalents, end of year                   $  1,711        $  1,124         $    190              --             $ 3,025
                                                    ========        ========         ========            ======           =======