Form 10-Q/A
period 1995-06-30
GEOTEK COMMUNICATIONS INC
filed 1995-09-25
CIK 844843

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                   Form 10Q/A

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended    June 30, 1995

                                       OR

  __  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to __________


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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No__

COMMON STOCK OUTSTANDING AT JULY 31, 1995: 51,519,849 SHARES

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                    (Note 1)


                                           June 30, 1995       December 31,
                                            (Unaudited)            1994
                                           -------------       ------------
ASSETS

Current Assets:
    Cash and cash equivalents                $ 49,884            $ 27,531
    Temporary investments                       2,555              24,515
    Accounts receivable, trade                 12,169              11,371
    Inventories                                 9,316               8,667
    Prepaid expenses and other                 13,516               7,468
                                             --------            --------

            Total current assets               87,440              79,552

Investments in affiliates                      24,371              26,582
Property, plant and equipment, net             29,554              24,446
Intangible assets, net                         49,487              46,099
Other assets                                    2,937               3,165
                                             --------            --------
                                             $193,789            $179,844
                                             ========            ========


                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                    (Note 1)


                                                   June 30, 1995    December 31,
                                                    (Unaudited)         1994
                                                    -----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable, trade                          $   8,647       $  12,490
    Accrued expenses and other                          16,440          12,315
    Notes payable, banks and other                       4,858           5,641
    Current maturities, long-term debt                   1,440           2,056
                                                     ---------       ---------

      Total current liabilities                         31,385          32,502
                                                     ---------       ---------

Long-term debt                                          39,689          29,396
Other noncurrent liabilities                               271             198
Minority interest                                          572             392
Redeemable preferred stock                              40,000          40,000

Commitments and Contingencies

Shareholders' equity:
    Preferred stocks $.01 par value                          5
    Common stock, $.01 par value:
      authorized 86,000,000; issued 51,592,000 and
      50,869,000 respectively; outstanding
      51,354,000 and 50,631,000, respectively              516             509
    Capital in excess of par value                     216,817         186,651
    Foreign currency translation adjustment              1,220             767
    Accumulated deficit                               (135,300)       (109,185)
    Treasury stock, at cost                             (1,386)         (1,386)
                                                     ---------       ---------
                                                        81,872          77,356
                                                     ---------       ---------
                                                     $ 193,789       $ 179,844
                                                     =========       =========


                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)
                                    (Note 1)

                                                               Six Months Ended               Three Months Ended
                                                                    June 30,                        June 30,
                                                             --------------------            --------------------
                                                             1995            1994            1995            1994
                                                             ----            ----            ----            ----
Revenues:
    Net sales                                           $     24,962    $     20,405    $     12,685    $     10,359
    Service income                                            14,542          11,348           7,621           5,787
                                                        ------------    ------------    ------------    ------------
Total revenues                                                39,504          31,753          20,306          16,146
                                                        ------------    ------------    ------------    ------------

Costs and expenses:
    Cost of goods sold                                        14,107          12,901           7,166           6,423
    Cost of services                                           8,017           8,033           3,975           4,053
    Research and development                                  14,644           9,540           6,059           4,793
    Marketing                                                 10,366           8,819           5,418           4,886
    General and administrative                                12,280           8,472           6,760           4,992
    Amortization of intangibles                                1,882             926             971             482
    Equity in losses of investees                              2,078             188             883              80
    Interest expense (income), net and other                   1,321            (982)            872            (514)
                                                        ------------    ------------    ------------    ------------
Total costs and expenses                                      64,695          47,897          32,104          25,195
                                                        ------------    ------------    ------------    ------------

Loss from operations before taxes
    on income and minority interest                          (25,191)        (16,144)        (11,798)         (9,049)
Taxes on income                                                 (744)                           (470)
Minority interest                                               (180)           (180)           (125)           (110)
                                                        ------------    ------------    ------------    ------------

Net loss                                                $    (26,115)   $    (16,324)   $    (12,393)   $     (9,159)
                                                        ------------    ------------    ------------    ------------

Preferred dividends                                           (1,606)           (999)           (940)           (505)
                                                        ------------    ------------    ------------    ------------

Loss applicable to common stock                         $    (27,721)   $    (17,323)   $    (13,333)   $     (9,664)
                                                        ============    ============    ============    ============

Weighted average number of common shares
    outstanding                                           51,450,000      49,173,000      51,534,000      49,207,000
                                                        ============    ============    ============    ============

Per common share:

    Net loss applicable to common shares                $      (0.54)   $      (0.35)   $      (0.26)   $      (0.20)
                                                        ============    ============    ============    ============



                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     for the six months ended June 30, 1995
                                 (In Thousands)
                                   (Unaudited)


                                                                                             Foreign
                                                                              Capital in     Currency
                                Preferred    Stock      Common     Stock       Excess of    Translation    Accumulated    Treasury
                                  Shares     Amount     Shares     Amount      Par Value     Adjustment      Deficit        Stock
                                  ------     ------     ------     ------      ---------     ----------      -------        -----
Balances, January 1, 1995                               50,869     $ 509       $ 186,651        $ 767      $ (109,185)    $ (1,386)

Issuance of common stock and
  preferred stock:
  Exercise of warrants and
    options                                                324         3             715

  Issuance of shares in
    connection with research
    and development project                                250         3           2,029

  Issuance of shares to
    Vanguard pursuant to
    management consulting
    agreement                                              149         1           1,222

  Issuance of warrants
    in connection with
    notes payable                                                                  1,800

  Issuance of Series K
    Preferred Stock                                                               10,000
  Issuance of Series L
    Preferred Stock                531         $ 5                                 4,821
  Issuance of Series M
    Preferred Stock                  1                                            11,185

Preferred dividend                                                                (1,606)

Changes in currency                                                                               453

Net Loss                                                                                                      (26,115)

                                   ---         ---      ------     -----       ---------      -------      ----------     --------
Balances, June 30, 1995            532         $ 5      51,592     $ 516       $ 216,817      $ 1,220      $ (135,300)    $ (1,386)
                                   ===         ===      ======     =====       =========      =======      ==========     ========



                 See notes to consolidated financial statements.

                           GEOTEK COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                    (Note 1)
                                                             Six Months Ended
                                                                  June 30,
                                                            ------------------
                                                            1995          1994
                                                            ----          ----
Cash flows from operating activities:
    Net loss                                             $(26,115)     $(16,324)
    Adjustments to reconcile net
        loss to net cash
        used in operating activities:
        Minority interest                                     180           180
        Depreciation and amortization                       4,613         2,979
        Equity in net loss of investees                     2,078           279
        Non cash management consulting expense              1,263         1,061
        Issuance of shares in connection with
          research and development project                  2,032
    Changes in operating assets and liabilities
      (net of effects from acquisitions):
      Accounts receivable                                    (798)       (2,336)
      Inventories                                            (649)       (3,790)
      Prepaid expenses and other assets                    (1,411)       (1,203)
      Accounts payable and accrued expenses                  (334)        4,379
      Other                                                   (35)          (78)
                                                         --------      --------

Net cash used in operating activities                     (19,176)      (14,853)
                                                         --------      --------

Cash flows from investing activities:
    Acquisition of licenses                                (4,501)       (7,151)
    Net decrease in temporary investments                  21,960         2,987
    Acquisitions of property and equipment                 (7,288)       (3,822)
    Collection of notes receivable                                          199
    Cash invested in acquisition
      of subsidiaries, net                                   (371)       (1,034)
    Contract deposits                                      (4,637)       (1,100)
    Loans receivable and other                                           (4,274)
                                                         --------      --------
Net cash provided by (used in)
    investing activities                                    5,163       (14,195)
                                                         --------      --------



                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                             (Dollars in thousands)
                                   (Unaudited)
                                    (Note 1)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                ----------------------------------
                                                                                   1995                     1994
                                                                                   ----                     ----
Cash flows from financing activities:
    Net repayments under line-of-credit agreements                                  (784)                   (2,346)
    Proceeds from issuance of senior secured
        note and related warrants                                                 36,000                    24,511
    Repayments of debt                                                           (25,000)                     (425)
    Net proceeds from issuance of preferred stock                                 26,011                    29,250
    Exercise of warrants and options                                                 678                     1,857
    Payment of preferred dividends                                                (1,606)                     (627)
    Other                                                                          1,165                      (549)
                                                                                 -------                   -------

Net cash provided by financing activities                                         36,464                    51,671
                                                                                 -------                   -------

Effect of exchange rate changes on cash                                              (98)                       88
                                                                                 -------                   -------

Increase in cash and equivalents                                                  22,353                    22,711
Cash and equivalents, beginning of period                                         27,531                    51,686
                                                                                 -------                   -------
Cash and equivalents, end of period                                              $49,884                   $74,397
                                                                                 =======                   =======
Supplemental schedule of noncash
  investing and financing activities:
    Summary of acquired subsidiaries:
        Fair value of assets acquired                                                                         $937
    Issuance of common stock to acquire
        Bogen Corp. remaining minority interest                                                             $3,430
    Conversion of Series A Preferred shares
        to common shares                                                                                        $3
    Management consulting fee paid in common stock                                $1,223
    Issuance of shares in connection with research
        and development project                                                   $2,032
    Issuance of common stock to acquire additional
        interest in GMSI                                                                                    $1,630


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

         In May 1995, 15 shares of Series E Preferred Stock, par value $.01, were canceled.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

         The Company is subject to various legal proceedings arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, as would not have a significant adverse effect on the financial position results of operations or cash flows of the Company, if disposed of unfa vorably.

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

Note 8   Subsequent Events

         In August 1995, the Company signed a letter of intent with Rafael Development Corporation ("RDC") whereby RDC will convert all the principal and interest issued to it by Powerspectrum Technology Limited ("PST") into shares of PST representing its 38% interest in PST. Upon conversion, Geotek shall issue to RDC 1.8 million shares of unregistered Company common stock in exchange for RDC's shares of PST. The Company does not expect to record a gain or loss on this transaction. Additionally, the letter of intent calls for the purchase by RDC of $3.0 million of Company common stock. These transactions are subject to, among other things, execution of a definitive agreement, regulatory approval and Board of Director approval for each of RDC and the Company.

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

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9   Supplemental Guarantor Financial Information:

         In July and August 1995, the Company issued, in a private offering, $227.7 million aggregate principal amount at maturity of 15% Senior Secured Discount Notes due July 15, 2005 ("the Notes"). Gross proceeds of the Notes was approximately $110.0 million. The Notes were issued with 6,831,000 detachable warrants ("the Warrants"). Each Warrant entitles the holder to purchase one share of Company common stock at an exercise price of $9.90 per share. The Warrants have been valued at approximately $32.1 million and have been recorded as a discount on the Notes. The Notes accrue interest until maturity at a rate of 15% per annum. Interest on the Notes will be payable semi-annually, in cash, on July 15 and January 15, commencing January 15, 2001.

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

         Within 60 days of the issuance of the Notes and Warrants, the Company filed registration statements to commence the process to register through an exchange offer, the Notes and Warrants under the Securities Act of 1933, as amended. It is expected that such registration statements will be effective within 120 days of the Note offering. The Supplemental Combining Financial Information of Geotek Communications, Inc. and Subsidiaries has been presented on pages 16 through 22 in order to present the Guarantor Subsidiaries pursuant to the Guarantor relationship. The Supplemental Combining Financial Information is presented as management does not believe that separate financial statements of the Guarantor Subsidiaries would be meaningful. This supplemental financial information should be read in conjunction with the Consolidated Financial Statements. The Notes include covenants that put restrictions on the Company primarily related to making certain investments and incurring additional debt.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               -------------------

Note 9   Supplemental Guarantor Financial Information: continued

    Notes to Supplemental Guarantor Financial Information: continued

          Basis of Presentation - To conform with the terms and conditions of the Notes, the combining financial statements of the Guarantor Subsidiaries are presented on the following basis:

(1) Geotek  Communications, Inc. -Investments  in consolidated  subsidiaries are
      (Parent Company)           accounted for by the Parent Company on the cost
                                 basis   for   purposes   of  the   supplemental
                                 combining  presentation.  Operating  results of
                                 Subsidiaries are therefore not reflected in the Parents investment accounts or earnings.

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

(3) Non-Guarantor Subsidiaries   -This includes  the Company's subsidiaries that
                                 are not Guarantor Subsidiaries.

(4) Reclassification and         -Certain reclassifications were made to conform
      Eliminations               all  of   the   financial  information  to  the
                                 financial   presentation   of   the   Company's
                                 consolidated    financial    statements.    The
                                 principal    elimination    entries   eliminate
                                 investments in subsidiaries and intercompany balances and transactions.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      SUPPLEMENTAL COMBINING BALANCE SHEET
                               As of June 30, 1995
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                                            Geotek
                                     Geotek                     Non-Guarantor      Reclassifications       Comm,Inc.
                                   Comm,Inc.          PSI       Subsidiaries         & Eliminations      & Subsidiaries
                                   ---------          ---       ------------       -----------------    --------------
ASSETS                                (1)             (2)           (3)                    (4)
CURRENT ASSETS:

Cash and cash equivalents         $ 46,142        $   397          $ 3,345                                  $ 49,884
Temporary investments                2,555                                                                     2,555
Accounts receivable net                                61           12,566                $(458)              12,169
Inventories                                           109            9,301                  (94)               9,316
Prepaid expenses and other assets      299          3,208           10,009                                    13,516
                                  --------        -------          -------             --------             --------
Total current assets                48,996          3,775           35,221                 (552)              87,440
                                  --------        -------          -------             --------             --------

 Inter-company account              92,889         27,855                              (120,744)
 Investments in affiliates           1,332                          23,039                                    24,371
 Property, plant and equipment,
   net                                 128          6,206           23,548                 (328)              29,554
 Intangible assets, net              5,310         22,610           21,557                   10               49,487
 Other assets                          771          4,751            3,741               (6,326)               2,937
 Investments in subsidiaries,
   at cost                          76,479                                              (76,479)
                                  --------        -------          -------             --------             --------
Total Assets                       225,905         65,197          107,106             (204,419)             193,789
                                  ========        =======          =======             =========            ========


LIABILITIES & SHAREHOLDERS' EQUITY

Current  liabilities
Accounts payable - trade               288            326            8,491                 (458)               8,647
Accrued expenses and other           2,364          2,223           16,508               (4,656)              16,440
Notes payable, banks and other                                       5,068                 (210)               4,858
Current maturities, long-term debt   1,440                                                                     1,440
                                  --------        -------          -------             --------             --------
Total current liabilities            4,092          2,549           30,067               (5,324)              31,385
                                  --------        -------          -------             --------             --------
Inter-company account                              82,171           38,574             (120,744)
Long-term debt                      33,604          2,829           31,615              (28,359)              39,689
Other non current liabilities           49                           1,385               (1,163)                 271
Minority interest                      592                             (20)                                      572
Redeemable preferred stock          40,000                                                                    40,000

Shareholders' equity:
Preferred stocks, $.01 par value         5                                                                         5
Common stock, $.01 par value:          516                                                                       516
Capital in excess of par value     179,637         43,140           42,398              (48,360)             216,817
Foreign currency translation
  adjustment                                                         1,220                                     1,220
Accumulated deficit                (31,204)       (65,492)         (38,133)                (469)            (135,300)

Treasury stock, at cost             (1,386)                                                                   (1,386)
                                  --------        -------          -------             --------             --------
                                   147,568        (22,352)           5,485              (48,829)              81,872
                                  --------        -------          -------             --------             --------
                                  $225,905        $65,197         $107,106            $(204,419)            $193,789
                                  ========        =======          =======             =========            ========

                                       17

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      SUPPLEMENTAL COMBINING BALANCE SHEET
                             As of December 31, 1994
                  (Dollars in thousands, except per share data)

                                                                                                              Geotek
                                             Geotek                   Non-Guarantor    Reclassifications     Comm.,Inc.
                                            Comm,Inc.      PSI        Subsidiaries      & Eliminations     & Subsidiaries
                                            ---------      ---        ------------      ---------------    --------------
ASSETS                                         (1)         (2)            (3)                 (4)
CURRENT ASSETS:

  Cash and cash equivalents                $ 21,222     $   418        $ 5,891                               $ 27,531
  Temporary investments                      24,515                                                            24,515
  Accounts receivables trade, net                            79         11,714               $(422)            11,371
  Inventories                                               116          8,711                (162)             8,667
  Prepaid expenses and other assets             939         174          6,387                 (32)             7,468
                                           --------     -------        -------           ---------           --------
    Total current  assets                    46,676         787         32,703                (616)            79,552

Inter-Company account                        64,313      18,359                            (82,672)
Investments in affiliates                     4,481                     22,101                                 26,582
Property, plant and equipment, net              100       2,245         22,100                                 24,446
Intangible assets, net                        4,885      18,616         22,589                   9             46,099
Other assets                                    412       2,027          3,871              (3,145)             3,165
Investments in subsidiaries, at cost         73,275                                        (73,275)
                                           --------     -------        -------           ---------           --------
                                           $194,142     $42,034       $103,364           $(159,699)          $179,844
                                           ========     =======       ========           =========           ========


LIABILITIES & SHAREHOLDERS' EQUITY

Current  liabilities:
  Accounts payable - trade                     $496        $414        $13,902             $(2,322)           $12,490
  Accrued expenses and other                    436       1,271         10,606                                 12,315
  Notes payable, banks and other                                         5,641                                  5,641
  Current maturities, long-term debt          2,056                                                             2,056
                                           --------     -------        -------           ---------           --------
    Total current liabilities                 2,988       1,685         30,149              (2,322)            32,502
                                           --------     -------        -------           ---------           --------

Inter-company account                                    53,830         28,842             (82,672)
Long-term debt                               23,304       2,838         30,005             (26,751)            29,396
Other non current  liabilities                   49                        802                (653)               198
Minority interest                               406                        (14)                                   392

Redeemable preferred stock                   40,000                                                            40,000

Shareholders' equity:
Preferred stocks, $.01 par value
Common stock, $.01 par value                    509                                                               509
Capital in excess of par value              153,414      38,592         41,736             (47,094)           186,651
Foreign currency translation adjustment                                    767                                    767
Accumulated deficit                         (25,142)    (54,911)       (28,923)               (207)          (109,185)
Treasury stock, at cost                      (1,386)                                                           (1,386)
                                           --------     -------        -------           ----------          --------
                                            127,395     (16,319)        13,580             (47,301)            77,356
                                           --------     -------        -------           ----------          --------
                                           $194,142     $42,034       $103,364           $(159,699)          $179,844
                                           ========     =======       ========           ==========          ========


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 1995
                             (Dollars in thousands)
                                    Unaudited

                                                                                                              Geotek
                                        Geotek                    Non-Guarantor     Reclassifications       Comm.,Inc.
                                       Comm,Inc.         PSI       Subsidiaries       & Eliminations      & Subsidiaries
                                       ---------         ---       ------------     -----------------     --------------
REVENUES:                                  (1)           (2)           (3)                 (4)
  Net sales                                             $49          $26,828            $(1,915)              $24,962
  Service income                                      1,089           13,453                                   14,542
                                                   --------          -------            -------              --------
Total revenues                                        1,138           40,281             (1,915)               39,504
                                                   --------          -------            -------              --------
Costs and expenses:
Cost of goods sold                                       41           15,719             (1,653)               14,107
Cost of services                                        466            7,551                                    8,017
Research and development                $316          5,286            9,042                                   14,644
Marketing                                150          1,778            8,438                                   10,366
General and administrative             3,558          4,335            4,347                 40                12,280
Amortization of intangibles              323            505            1,054                                    1,882
Equity in losses of investees            410                           2,306               (638)                2,078
Interest expense (income), net
  and other                            1,119           (692)             296                598                 1,321
                                     -------       --------          -------            -------              --------
Total Costs and expenses               5,876         11,719           48,753             (1,653)               64,695

Loss from continuing operations
  before Taxes on income and
   minority interest                  (5,876)       (10,581)          (8,472)              (262)              (25,191)
Taxes on income                                                         (744)                                    (744)
Minority interest                       (186)                              6                                     (180)
                                     -------       --------          -------            -------              --------
Net loss                             $(6,062)      $(10,581)         $(9,210)           $  (262)             $(26,115)
                                     =======       ========          =======            =======              ========

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 1994
                             (Dollars in thousands)
                                    Unaudited

                                                                                                              Geotek
                                        Geotek                    Non-Guarantor     Reclassifications       Comm.,Inc.
                                       Comm,Inc.         PSI       Subsidiaries       & Eliminations      & Subsidiaries
                                       ---------         ---       ------------     -----------------     --------------
REVENUES:                                 (1)           (2)              (3)               (4)
  Net sales                                           $    248        $ 20,487            $ (330)             $ 20,405
  Service income                                         1,056          10,292                                  11,348
                                                      --------        --------            ------              --------
Total revenues                                           1,304          30,779              (330)               31,753
                                                      --------        --------            ------              --------

Costs and expenses:
  Cost of goods sold                                       173          13,040              (312)               12,901
  Cost of services                                         720           7,313                                   8,033
  Research and development                               2,633           6,907                                   9,540
 Marketing                              $1,224           1,374           6,221                                   8,819
 General and administrative              1,727           2,535           4,210                                   8,472
 Amortization of intangibles               270             229             427                                     926
 Equity in losses of investees             188                                                                     188
 Interest expense (income), net
   and other                            (1,379)            (98)            495                                    (982)
                                        ------         -------         -------                                --------
Total Costs and expenses                 2,030           7,566          38,613              (312)               47,897
                                       -------         -------         -------              -----             --------
Loss from continuing operations
  before Taxes on income and
  minority interest                     (2,030)         (6,262)         (7,834)              (18)              (16,144)
Minority interest                         (180)                                                                   (180)
                                       -------         -------         -------             -----              --------
Net loss                               $(2,210)        $(6,262)        $(7,834)            $ (18)             $(16,324)
                                       =======         =======         =======             =====              ========


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS
                     For the Six Months Ended June 30, 1995
                             (Dollars in thousands)
                                    Unaudited


                                                                                                                         Geotek
                                                 Geotek                      Non-Guarantor     Reclassifications       Comm., Inc.
                                                Comm,Inc.         PSI         Subsidiaries       & Eliminations      & Subsidiaries
                                                ---------         ---         ------------     -----------------     --------------
                                                     (1)          (2)              (3)                (4)
Cash Flows From Operating Activities:

Net loss                                        $(6,062)       $(10,581)         $(9,210)             $(262)            $(26,115)
  Adjustment to reconcile net loss to net
    cash used in operating activities:
    Minority interest                               186                               (6)                                    180
    Depreciation & amortization                     340             865            2,771                637                4,613
    Equity in net loss of investees                 409                            2,306               (637)               2,078
    Non cash management consulting expense           41           1,222                                                    1,263
    Issuance of stock for management
      consulting fee                                              2,032                                                    2,032
    Changes in operating assets and liabilities
       (net of effects from acquisitions):
    Accounts receivable                                              18             (816)                                   (798)
    Inventories                                                       8             (919)                262                (649)
    Prepaid expenses and other assets               679          (3,034)             944                                  (1,411)
    Accounts payable & accrued expenses           1,719            (864)          (1,189)                                   (334)
    Other                                                        (2,734)           2,699                                     (35)
                                                -------         -------           ------           ---------             -------
   Net cash (used in) operating activities       (2,688)        (13,068)          (3,420)                 --             (19,176)
                                                -------         -------           ------           ---------             -------

Cash flows from investing activities:
 Acquisition of licenses                                         (4,499)              (2)                                 (4,501)
 Net decrease in temporary investments           21,960                                                                   21,960
 Acquisitions of property & equipment               (45)         (4,329)          (2,914)                                 (7,288)
 Cash invested in acquisition of subsidiaries,
   net                                             (371)                          (3,330)              3,330                (371)
 Contract deposits                                               (4,637)                                                  (4,637)
                                                -------         -------           ------           ---------             -------
 Net cash provided by (used in)
   investing activities                          21,544         (13,465)          (6,246)              3,330               5,163
                                                -------         -------            -----           ---------             -------

Cash flows from financing activities:
 Net borrowings, (repayments) under
    line of credit agreements                                                       (784)                                   (784)
 Proceeds from issuance of senior
    secured note & related warrants              36,000                                                                   36,000
 Repayments of debt                             (25,000)                                                                 (25,000)
 Net proceeds from issuance of
   preferred stock                               26,011                                                                   26,011
 Exercise of warrants & options                     678                                                                      678
 Payment of preferred dividends                  (1,606)                                                                  (1,606)
 Capital contributed from parent                (31,184)         26,512            8,002             (3,330)
 Other                                            1,165                                                                    1,165

 Net cash provided by (used in)                 -------         -------           ------           ---------             -------
    financing activities                          6,064          26,512            7,218             (3,330)              36,464
                                                -------         -------           ------           ---------             -------
Effect of exchange rate changes on cash                                              (98)                                    (98)
Increase (decrease) in cash & equivalents        24,920             (21)          (2,546)                                 22,353
Cash & equivalents, beginning of year            21,222             418            5,891                                  27,531
                                                -------         -------           ------           ---------             -------
Cash & equivalents, end of year                 $46,142            $397           $3,345                  --             $49,884
                                                =======         =======           ======           =========             =======

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS
                     For the Six Months Ended June 30, 1994
                             (Dollars in thousands)
                                    Unaudited

                                                                                                                         Geotek
                                                 Geotek                      Non-Guarantor     Reclassifications       Comm., Inc.
                                                Comm,Inc.         PSI         Subsidiaries       & Eliminations      & Subsidiaries
                                                ---------         ---         ------------     -----------------     --------------
                                                     (1)          (2)              (3)                (4)
Cash Flows From Operating Activities:

Net loss                                        $(2,210)          $(6,262)         $(7,834)            $(18)           $(16,324)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
   Minority interest                                180                                                                     180
   Depreciation & amortization                      278               281            2,511              (91)              2,979
   Equity in losses of investees                    188                                                  91                 279
   Non cash management consulting expense                           1,061                                                 1,061
   Changes in operating assets & liabilities:
   Accounts receivable                                                 (6)          (2,331)                              (2,336)
   Inventories                                                         11           (3,819)              18              (3,790)
   Prepaid expenses and other assets               (450)              (79)            (674)                              (1,203)
   Accounts payable & accrued expenses              126               213            4,040                                4,379
   Other                                            154                               (232)                                 (78)
                                                    ---            ------            -----           -------               ----
   Net cash (used in) operating activities       (1,734)           (4,781)          (8,339)               -             (14,853)
                                                 ------           -------            -----           -------            -------

Cash flows from investing activities:
 Acquisition of licenses                                           (7,197)             105              (59)             (7,151)
 Net increase in temporary investments             (457)            3,444                                                 2,987
 Acquisitions of property & equipment               (24)             (608)          (3,190)                              (3,822)
 Collection of notes receivable                                                        199                                  199
 Investment in intangibles                                                             (59)              59
 Cash invested in acquisition of subsidiaries,
   net                                                                              (1,034)                              (1,034)
 Contract deposits                                                  (1,100)                                              (1,100)
 Other                                           (4,686)               (24)            436                               (4,274)
                                                -------               ----           -----           ------             -------
Net cash (used in) investing activities          (5,167)            (5,485)         (3,543)              -              (14,195)
                                                -------            -------           -----           ------            --------

Cash flows from financing activities:
 Net repayments under line of credit
  agreements                                                                        (2,346)                              (2,346)
 Proceeds from issuance of senior
  secured note & related warrants                24,511                                                                  24,511
 Repayments of debt                                (104)                              (321)                                (425)
 Proceeds from issuance of stock &
  warrants to Vanguard                           29,250                                                                  29,250
 Proceeds from exercise of warrants
  & options                                       1,857                                                                   1,857
 Payment of preferred dividends                    (627)                                                                   (627)
 Capital contributed from parent                (21,242)             5,901          15,341
 Other                                                                 112            (660)                                (549)
 Net cash provided by                            ------              -----          ------                                ------
  financing activities                           33,645              6,013          12,014                                51,671
                                                 ------              -----          ------                                ------
Effect of exchange rate changes on cash                                                 88                                    88
Increase (decrease) in cash & equivalents        26,744             (4,253)            220                                22,711
Cash & equivalents, beginning of year            42,861              4,637           4,188                                51,686
                                                 ------              -----         -------           ------               ------
Cash & equivalents, end of year                 $69,605               $384          $4,408              -                $74,397
                                                =======               ====          ======           ======              =======

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

     Consolidated

     Consolidated revenues increased by 28% and 24% in the second quarter and year to date, respectively, principally due to subscriber growth of the National Band Three Network and higher revenues from the communications products segment

     Consolidated operating expenses increased by 17% and 24% in the second quarter and year to date, respectively, principally due to increased research and development activities associated with the Company's digital wireless communications system, costs related to the rollout of the US Network and volume growth of the communications product segment.

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

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits - None

         (b) Reports on Form 8-K

             The following reports on Form 8-K were filed by the Company during the second quarter of 1995:

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

                                                 GEOTEK COMMUNICATIONS, INC.




                                                 /s/ Michael R. Mc Coy
Date:    September 20, 1995                      ------------------------------
                                                 Michael R. Mc Coy
                                                 Chief Financial Officer




                                                 /s/ Michael H. Carus
Date:    September 20, 1995                      ------------------------------
                                                 Michael H. Carus
                                                 Chief Accounting Officer and
                                                 Corporate Controller