Form 10-Q
period 1995-09-30
GEOTEK COMMUNICATIONS INC
filed 1995-11-15
CIK 844843

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                    Form 10Q

(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1995

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

COMMON STOCK OUTSTANDING AT October 31, 1995: 54,079,824 SHARES

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                    (Note 1)


                                         September 30, 1995       December 31,
                                            (Unaudited)              1994
                                           -------------          ------------
ASSETS

Current Assets:
  Cash and cash equivalents                    $ 100,826              $ 27,531
  Temporary investments                                                 24,515
  Restricted cash                                 45,263
  Accounts receivable, trade                      14,460                11,371
  Inventories                                     10,071                 8,667
  Prepaid expenses and other                      13,108                 7,468
                                               ---------              --------

      Total current assets                       183,728                79,552

Investments in affiliates                         14,345                26,582
Property, plant and equipment, net                45,410                24,446
Intangible assets, net                            54,104                46,099
Other assets                                       6,366                 3,165
                                               ---------              --------
                                               $ 303,953              $179,844
                                               =========              ========



                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                    (Note 1)


                                         September 30, 1995        December 31,
                                            (Unaudited)                1994
                                           -------------           ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                    $ 12,465               $ 12,490
     Accrued expenses and other                   22,157                 12,315
     Notes payable, banks and other                4,641                  5,641
     Current maturities, long-term debt           12,703                  2,056
                                                --------               --------

        Total current liabilities                 51,966                 32,502
                                                --------               --------

Long-term debt                                   109,212                 29,396
Other noncurrent liabilities                       5,237                    198
Minority interest                                    822                    392


Redeemable preferred stock                        40,000                 40,000

Commitments and Contingencies

Shareholders' equity:
     Preferred stocks $.01 par value                  11
     Common stock, $.01 par value: authorized
        86,000,000; issued 51,704,000 and
        50,869,000, respectively; outstanding
        51,459,000 and 50,631,000,
        respectively                                 517                    509
     Capital in excess of par value              253,200                186,651
     Foreign currency translation adjustment         921                    767
     Accumulated deficit                        (156,547)              (109,185)
     Treasury stock, at cost                      (1,386)                (1,386)
                                                --------               --------
                                                  96,716                 77,356
                                                --------               --------
                                                $303,953               $179,844
                                                ========               ========

                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)
                                    (Note 1)

                                                           Nine Months Ended         Three Months Ended
                                                             September 30,               September 30,
                                                    -------------------------       ----------------------
                                                       1995            1994           1995          1994
                                                      ------          ------         ------        ------
 Revenues:
     Net sales                                       $   38,147    $   31,818     $   13,185    $   11,413
     Service income                                      22,287        17,569          7,745         6,221
                                                     ----------    ----------     ----------    ----------
Total revenues                                           60,434        49,387         20,930        17,634
                                                     ----------    ----------     ----------    ----------

Costs and expenses:
     Cost of goods sold                                  22,411        19,897          8,304         6,996
     Cost of services                                    14,519        12,548          5,767         4,515
     Research and development                            17,961        12,218          3,630         2,678
     Marketing                                           18,702        13,493          7,320         4,674
     General and administrative                          19,820        13,475          8,978         5,003
     Amortization of intangibles                          3,101         1,892          1,219           966
     Equity in losses of investees                        3,854         1,218          1,776         1,030
     Interest expense (income), net                       7,473          (500)         5,201           472
     Other (income) expense, net                         (1,491)        3,280           (540)        3,290
                                                     ----------    ----------     ----------    ----------
Total costs and expenses                                106,350        77,521         41,655        29,624
                                                     ----------    ----------     ----------    ----------

Loss from operations before taxes
     on income and minority interest                    (45,916)      (28,134)       (20,725)      (11,990)
Taxes on income                                          (1,178)                        (434)
Minority interest                                          (268)         (294)           (88)         (114)
                                                     ----------    ----------     ----------    ----------
Net loss                                             $  (47,362)   $  (28,428)    $  (21,247)   $  (12,104)
                                                     ----------    ----------     ----------    ----------
Preferred dividends                                      (2,837)       (1,503)        (1,231)         (504)
                                                     ----------    ----------     ----------    ----------
Loss applicable to common stock                      $  (50,199)   $  (29,931)    $  (22,478)   $  (12,608)
                                                     ==========    ==========     ==========    ==========

Weighted average number of common shares
     outstanding                                     51,523,000    49,317,000     51,670,000    49,383,000
                                                     ==========    ==========     ==========    ==========

Per common share:
     Net loss applicable to common shares           $     (0.97)  $     (0.61)   $     (0.43)   $    (0.26)
                                                     ==========    ==========     ==========    ==========

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  for the nine months ended September 30, 1995
                                 (In Thousands)
                                   (Unaudited)

                                                                                             Foreign
                                                                             Capital in      Currency
                               Preferred     Stock     Common       Stock     Excess of     Translation    Accumulated     Treasury
                                Shares      Amount     Shares       Amount    Par Value      Adjustment      Deficit         Stock
                               ---------    ------     ------       ------    ---------     -----------    -----------     ---------
Balances, January 1, 1995                              50,869         $509     $186,651            $767     $(109,185)      $(1,386)

Issuance of common stock and
    preferred stock:
    Exercise of warrants and
        options                                           361            3          725

Issuance of shares in
    connection with research
    and development project                               250            3        2,029

Issuance of shares to
    Vanguard pursuant to
    management consulting
    agreement                                             224            2        1,872

Issuance of warrants
    in connection with
    notes payable                                                                 1,800

Issuance of warrants
    in connection with
    bonds payable                                                                32,107

Issuance of Series K
    Preferred Stock                                                              10,000
Issuance of Series L
    Preferred Stock                1,062      $11                                 9,818
Issuance of Series M
    Preferred Stock                    1                                         11,035

Preferred dividend                                                               (2,837)

Changes in currency                                                                                 154

Net Loss                                                                                                      (47,362)
                                   -----      ---      ------         ----      --------           ----     ---------       -------
Balances,September 30, 1995        1,063      $11      51,704         $517      $253,200           $921     $(156,547)      $(1,386)
                                   =====      ===      ======         ====      ========           ====     =========       =======

                See notes to consolidated financial statements.

                          GEOTEK COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                    (Note 1)
                                                       Nine Months Ended
                                                          September 30,
                                                       ------------------
                                                   1995                  1994
                                                   ----                  ----
Cash flows from operating activities:
  Net loss                                     $(47,362)             $ (28,428)
  Adjustments to reconcile net
    loss to net cash
    used in operating activities:
    Minority interest                               268                    294
    Depreciation and amortization                 7,807                  3,980
    Equity in net loss of investees               3,854                  1,218
    Non cash management consulting expense        1,874                  1,808
    Issuance of shares in connection with
      research and development project            2,032
    Non-cash transaction expense for BCI            740
  Changes in operating assets and liabilities
    (net of effects from acquisitions):
    Accounts receivable                          (3,088)                (3,322)
    Reserve for impairment of loan                                       3,500
    Inventories                                  (1,404)                (3,350)
    Prepaid expenses and other assets             1,027                 (2,255)
    Accounts payable and accrued expenses         9,817                  3,091
    Other                                                                  129
                                                 ------                 ------
Net cash used in operating activities           (24,435)               (23,335)
                                                 ------                 ------
Cash flows from investing activities:
  Acquisition of licenses                        (4,977)                (9,812)
  Net decrease in temporary investments          24,515                  7,873
  Acquisitions of property and equipment        (18,127)                (6,601)
  Collection of notes receivable                                           389
  Cash invested in acquisition
   of subsidiaries, net                          (6,358)               (23,400)
  Contract deposits - other current assets       (6,667)
  Restricted cash                               (45,263)                (2,555)
  Loans receivable and other                      1,358                 (3,748)
  Proceeds from sale to BCI                       7,000
                                                 ------                 ------
Net cash used in investing activities           (48,519)               (37,854)
                                                 ------                 ------

                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                   (Unaudited)
                                    (Note 1)
                                                        Nine Months Ended
                                                           September 30,
                                                     -----------------------
                                                      1995             1994
                                                      ----             ----
Cash flows from financing activities:
    Net repayments under
        line-of-credit agreements                    (1,386)           2,947
    Proceeds from issuance of senior secured
        notes and related warrants                  110,079
    Proceeds from issuance of senior secured
        notes and related warrants                   36,000           24,511
    Deferred financing costs                         (4,560)
    Repayments of debt                              (25,000)            (644)
    Net proceeds from issuance
        of preferred stock                           30,864           29,250
    Exercise of warrants and options                    728            1,896
    Payment of preferred dividends                   (1,606)          (1,503)
    Other                                                               (470)
                                                   --------          -------

Net cash provided by financing activities           145,119           55,987
                                                   --------          -------

Effect of exchange rate changes on cash               1,130              733
                                                   --------          -------

Increase (decrease) in cash and equivalents          73,295           (4,469)
Cash and equivalents, beginning of period            27,531           51,686
                                                   --------          -------
Cash and equivalents, end of period                $100,826          $47,217
                                                   ========          =======

Supplemental schedule of non cash investing
  and financing activities:
    Interest paid                                    $3,000           $1,961
    Issuance of common stock to acquire
        Bogen Corp. remaining minority interest                       $3,430
    Conversion of Series A Preferred shares
        to common shares                                                  $3
    Management consulting fee paid
        in common stock                              $1,874
    Issuance of shares in connection
        with research and development
        project                                      $2,032
    Issuance of common stock
        to acquire additional interest
        in GMSI                                                       $1,630
    Issuance of shares in subsidiary in
         connection with sale                          $740


                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1   Basis of Presentation:

         The consolidated balance sheet of Geotek Communications, Inc. and Subsidiaries as of the end of the 1994 fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K/A #3 and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all significant adjustments including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year. Certain previous 1995 quarters and 1994 amounts have been classified to conform with current 1995 presentation.

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

Note 2   Investments:

         In July 1995,  the  Company  acquired  the  remaining  50.1% of the DBF
         Bundelfunk network that it did not own for DM 9.0 million (approximately $6.4 million). This acquisition was initiated by the controlling shareholder's exercise of its option to sell its interest in DBF to the Company. Prior to July 1995, the Company accounted for DBF using the equity method. The Company began to consolidate the results of DBF in July 1995.

          The Company continues to seek regulatory approval for the transfer of the 51% of the PBG network it does not already own. Upon receipt of such approval, the Company will obtain control of this network and will begin to consolidate its financial statements, which is currently accounted for using the equity method.

Note 3   Long Term Debt:

         In July 1995, the Company issued, in private offering, $207.0 million aggregate principal amount at maturity of 15% Senior Secured Discount Notes due July 15, 2005 ("the Notes"). Gross proceeds of the Notes were approximately $100.0 million. The Notes were issued with 6,210,000 detachable warrants ("the Warrants"). Each Warrant entitles the holder to purchase one share of Company common stock at an exercise price of $9.90 per share. The Warrants, which have been valued at $29.2 million, are recorded as a discount on the Notes and are being amortized over the life of the Notes. The Company has recorded in other assets approximately $4.3 million of deferred financing costs which are being amortized over the life of the Notes.

         The Notes accrue interest until maturity at a rate of 15% per annum. Interest on the Notes will be payable semi-annually, in cash, on July 15 and January 15, commencing January 15, 2001. The Notes are collateralized by a pledge of substantially all subsidiary capital stock owned by the Company. Additionally, the Notes are fully and unconditionally guaranteed, jointly and severally on a senior basis, by certain subsidiaries of the Company. The Notes include covenants that put restrictions on the Company primarily related to making certain investments and incurring additional debt.

         Concurrently with the issuance of the Notes, the Company's indebtedness under the $36 million Senior Secured Notes were restructured in accordance with the terms thereof by the grant to the lenders of a security interest in a restricted cash account holding approximately $40.5 million. This amount is separately stated on the balance sheet of the Company, as restricted cash, and is expected to satisfy the principal and total interest of the Senior Secured Notes. This security interest has released the original collateral for the Senior Secured Notes.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3   Long Term Debt: continued

         In August, in connection with the Notes, investors affiliated with George Soros purchased approximately $21.0 million principal amount of additional units consisting of 15% Senior Secured Discount Notes due 2005 and 621,000 ten year warrants to purchase shares of Company common stock at $9.90 per share. The warrants, which have been valued at $2.9 million, are recorded as a discount on the Notes and are being amortized over the life of the Notes. Gross proceeds to the Company were approximately $10.0 million, bringing total gross proceeds from the issuance of the Notes to $110.0 million.

         In November 1995, the Company registered through an exchange offer, the Notes and Warrants under the Securities Act of 1933, as amended.

Note 4   Equity Transactions:

         In August 1995, the Company transferred its interest in Speech Design GmbH and Bogen Communications, Inc toe ogtes and are being
         amortized  over the life of the Notes.  Grosan   Gateway   Acquisition
         Corporation) in exchange for $7.0 million in cash, $3.0 million in convertible notes, approximately 64% of BCI's common shares and warrants to purchase 200,000 shares of BCI common stock. The Company will also be eligible to receive additional consideration if the future earnings of both companies through July 1997 attain certain levels. This transaction had no material recurring effect on the Company's results from operations and the Company continues to control and consolidate the entities. Included in general and administrative expenses are $1.5 million of costs to effect the transaction. The BCI warrant holders hold approximately 3,800,000 warrants to purchase one share of BCI common stock for between $5.00 to $5.50. These warrants are callable upon certain events.

         In September 1995, in accordance with the Company's agreement with Vanguard Cellular Systems, Inc. ("Vanguard"), a stockholder of the
         Company, Vanguard purchased 531,463 shares of Series L stock for an aggregate purchase price of $5.0 million. The shares, which pay a dividend of 7.5% per annum, contain a common stock conversion premium and can be redeemed by the Company in certain circumstances.


Note 5   Commitments and Contingent Liabilities:

         Government  Participation in Research and Development Project

         The Chief Scientist of the Israeli Ministry of Industry and Commerce (Chief Scientist) has agreed to fund certain eligible expenditures related to the development of the digital wireless communication system by PST. Funding received from the Chief Scientist is repayable without interest only from revenues generated by PST from the product being developed. Through September 30, 1995 cumulative participation amounted to $ 9.5 million.

         In May 1995, the Company and Hughes Network Systems ("HNS"), a unit of GM Hughes Electronics, entered into an agreement to develop a series of subscriber terminals and equipment based on the Company's proprietary technology. Under the terms of the agreement, HNS and the Company will share equally the cost of developing a portable subscriber unit. An initial order of $3.0 million has been paid in advance and is included in other current assets.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5   Commitments and Contingent Liabilities: continued


         Guarantees of Debt of Equity  Investees

         The Company has guaranteed the repayment of certain debt of PBG, due in 1999, to the former owner of PBG, in the amount of DM 3.5 million plus interest (approximately $2.5 million). Additionally, the Company has guaranteed certain debt of DBF to Quante, the former owner of DBF in the amount of DM 2.5 (approximately $1.8 million). These amounts are included as restricted cash.

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

         The Company is subject to various legal proceedings arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, as would not have a significant adverse effect on the financial position results of operations or cash flows of the Company.

Note 6   Interest Expense, Net:

         Interest expense for the nine months ended September 30, 1995 and 1994, amounted to $ 10,257,000 and $1,457,000, respectively. Interest income for the nine months ended September 30, 1995 and 1994, amounted to $2,784,000 and $1,730,000 respectively.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7   Certain Related Party Transactions:

         In connection with the issuance of common shares and options to Vanguard in February 1994, the Company entered into a five-year management consulting agreement with Vanguard, pursuant to which Vanguard will provide operational and marketing support to the Company for an aggregate of 1.5 million shares of common stock. For the nine months ended September 30, 1995 and 1994, Vanguard earned approximately 224,000 and 180,000 shares, respectively, pursuant to this agreement. These shares have been recorded at approximately $1.9 million and $1.8 million, respectively, which amounts are included in marketing expenses.

         The Company incurred expenses of $225,000 in each of the nine month periods ended September 30, 1995 and 1994, pursuant to its consulting agreement with the Soros Group, the holders of the Company's Series H redeemable Preferred Shares and Series I Preferred Shares. As indicated in Note 3, in August 1995, the Soros Group made an additional investment in the Company.

         PST has entered into a subcontractor agreement with Rafael under which Rafael will partake in the development of the digital wireless communications system to be deployed by the Company in the US. Research and development expense for the nine months ended September 30, 1995 and 1994, includes approximately $4.2 million and $5.8 million, respectively, for research performed by Rafael under this agreement. PST has also entered into agreements with Rafael under which Rafael will manufacture the infrastructure equipment to be used by the Company in its US network. In addition, through September 30, 1995 the Company had placed firm orders for equipment totaling $22.9 million and has made advance payments (recorded in other current assets) of $3.6 million to Rafael under these orders.

         The Company issued 250,000 shares of common stock to Rafael Development Corporation in connection with the development of the digital wireless communications system. The shares have been valued at $2.0 million, which amount has been recorded in 1995 as research and development costs.


Note 8   Subsequent Events:

         In November 1995, the Company closed its September 1995 agreement with Rafael Development Corporation ("RDC") whereby RDC converted all the principal and interest issued to it by Powerspectrum Technology Limited ("PST") under convertible debentures into shares of PST representing its 38% interest in PST. Geotek issued to RDC 1.8 million shares of unregistered Company common stock in exchange for RDC's shares of PST. The unregistered shares will be valued at $8.3 million and will be recorded as goodwill. RDC was granted an option to purchase up to 10% of PST in certain circumstances. Additionally, in October 1995, RDC purchased $3.0 million of Company common stock.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9   Supplemental Guarantor Financial Information:

         In July and August 1995, the Company issued, in a private offering, $227.7 million aggregate principal amount at maturity of 15% Senior Secured Discount Notes due July 15, 2005 ("the Notes") (See Note 3). Gross proceeds of the Notes was approximately $110.0 million. The Notes were issued with 6,831,000 detachable warrants ("the Warrants"). Each Warrant entitles the holder to purchase one share of Company common stock at an exercise price of $9.90 per share. The Warrants have been valued at approximately $32.1 million and have been recorded as a discount on the Notes. The Notes accrue interest until maturity at a rate of 15% per annum. Interest on the Notes will be payable semi-annually, in cash, on July 15 and January 15, commencing January 15, 2001.

         In connection with the Note offering, PowerSpectrum, Inc. and its U.S. Domestic Subsidiaries as well as MetroNet Systems, Inc. (collectively referred to as the "Guarantor Subsidiaries") fully and unconditionally guarantee such Notes jointly and severally. The Guarantor Subsidiaries are wholly owned by the Company. In addition, the Notes are collateralized by a pledge of the capital stock owned by the Company in National Band Three Ltd., PowerSpectrum, Inc. and Subsidiaries, MetroNet Systems, Inc., Geotek Communications GmbH and BCI, the entity through which, effective August 1995, the Company owns its interests in Bogen Communications, Inc. and Speech Design GmbH.

         The Supplemental Combining Financial Information of Geotek Communications, Inc. and Subsidiaries has been presented on pages 13 through 18 in order to present the Guarantor Subsidiaries pursuant to the Guarantor relationship. The Supplemental Combining Financial Information is presented as management does not believe that separate financial statements of the Guarantor Subsidiaries would be meaningful. This supplemental financial information should be read in conjunction with the Consolidated Financial Statements. The Notes include covenants that put restrictions on the Company primarily related to making certain investments and incurring additional debt.

               Basis of Presentation - To conform with the terms and conditions of the Notes, the combining financial statements of the Guarantor Subsidiaries are presented on the following basis:

(1) Geotek Communications, Inc.      -Investments in  consolidated  subsidiaries
     (Parent Company)                are accounted for by the Parent  Company on
                                     the  cost   basis  for   purposes   of  the
                                     supplemental    combining     presentation.
                                     Operating   results  of  Subsidiaries   are
                                     therefore not reflected in the Parents investment accounts or earnings.

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

(3) Non-Guarantor Subsidiaries       -This  includes the Company's  subsidiaries
                                     that are not Guarantor Subsidiaries.

(4) Reclassification and             -Certain  reclassifications  were  made  to
       Eliminations                  conform all of the financial information to
                                     the financial presentation of the Company's
                                     consolidated   financial  statements.   The
                                     principal   elimination  entries  eliminate
                                     investments     in     subsidiaries     and
                                     intercompany balances and transactions.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9 Supplemental Guarantor Financial Information: continued
                      SUPPLEMENTAL COMBINING BALANCE SHEET
                            As of September 30, 1995
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                                             Geotek
                                       Geotek                       Non-Guarant     Reclassification        Comm,Inc.
                                     Comm,Inc.             PSI      Subsidiaries    & Eliminations       & Subsidiaries
                                    ----------            ----     --------------    --------------      --------------
                                          (1)              (2)               (3)               (4)
ASSETS
CURRENT ASSETS
Cash and cash equivalents            $ 94,999         $    805          $   5,022                              $100,826
Restricted cash                        45,263                                                                    45,263
Accounts receivable net                                     73             14,387                                14,460
Inventories                                                221             12,760        $  (2,910)              10,071
Prepaid expenses and other assets         423            7,448              9,478           (4,241)              13,108
                                     --------          -------           --------        ---------             --------
Total current assets                  140,685            8,547             41,647           (7,151)             183,728
                                     --------          -------           --------        ---------             --------
Inter-company account                 112,922           26,782              1,120         (140,824)
Investments in affiliates               2,244                              12,101                                14,345
Property, plant and equipment, net        198           14,139             29,503            1,570               45,410
Intangible assets, net                  4,718           22,780             26,606                                54,104
Other assets                            6,240              192                457             (523)               6,366
Investments in subsidiaries, at cost   79,281                                              (79,281)
                                     --------          -------           --------        ---------             --------
Total Assets                         $346,288          $72,440           $111,434        $(226,209)            $303,953
                                     ========          =======           ========        =========             ========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable - trade             $  1,027          $ 1,775           $  9,663                              $ 12,465
Accrued expenses and other              3,839            3,109             19,477        $  (4,268)              22,157
Notes payable, banks and other                                              4,956             (315)               4,641
Current maturities, long-term debt     12,509                                 194                                12,703
                                     --------          -------           --------        ---------             --------
Total current liabilities              17,375            4,884             34,290           (4,583)              51,966
                                     --------          -------           --------        ---------             --------
Long-term debt                        104,899            2,634              4,679           (3,000)             109,212
Intercompany accounts                                   96,966             70,539         (167,505)
Other non current liabilities              49               91              6,261           (1,164)               5,237
Minority interest                                                             822                                   822

Redeemable preferred stock             40,000                                                                    40,000

Shareholders' equity:
Preferred stocks, $.01 par value           11                                                                        11
Common stock, $.01 par value:             517                                                                       517
Capital in excess of par value        219,965           43,049             38,594          (48,408)             253,200
Foreign currency translation
    adjustment                                                                921                                   921
Accumulated deficit                   (35,142)         (75,184)           (44,672)          (1,549)            (156,547)
Treasury stock, at cost                (1,386)                                                                   (1,386)
                                     --------          -------           --------        ---------             --------
                                      183,965          (32,135)            (5,157)         (49,957)              96,716
                                     --------          -------           --------        ---------             --------
                                     $346,288          $72,440           $111,434        $(226,209)            $303,953
                                     ========          =======           ========        =========             ========

                                       13

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9 Supplemental Guarantor Fina ncial Information: continued
                      SUPPLEMENTAL COMBINING BALANCE SHEET
                             As of December 31, 1994
                  (Dollars in thousands, except per share data)

                                                                                                              Geotek
                                        Geotek                         Non-Guarant     Reclassification      Comm,Inc.
                                       Comm,Inc.             PSI       Subsidiaries     & Eliminations    & Subsidiaries
                                      ----------             ----     --------------    --------------    --------------
                                          (1)                 (2)               (3)               (4)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents            $ 21,222         $   418           $  5,891                            $ 27,531
    Temporary investments                  24,515                                                                 24,515
    Accounts receivables trade, net                            79             11,714         $    (422)           11,371
    Inventories                                               116              8,711              (162)            8,667
    Prepaid expenses and other assets         939             174              6,387               (32)            7,468
                                         --------         -------           --------         ---------          --------
       Total current  assets               46,676             787             32,703              (616)           79,552

Inter-Company account                      64,313          18,359                              (82,672)
Investments in affiliates                   4,481                             22,101                              26,582
Property, plant and equipment, net            100           2,245             22,100                              24,446
Intangible assets, net                      4,885          18,616             22,589                 9            46,099
Other assets                                  412           2,027              3,871            (3,145)            3,165
Investments in subsidiaries, at cost       73,275                                              (73,275)
                                         --------         -------           --------         ---------          --------
                                         $194,142         $42,034           $103,364         $(159,699)         $179,844
                                         ========         =======           ========         =========          ========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable - trade             $    496         $   414           $ 13,902         $  (2,322)         $ 12,490
    Accrued expenses and other                436           1,271             10,606                              12,315
    Notes payable, banks and other                                             5,641                               5,641
    Current maturities, long-term debt      2,056                                                                  2,056
                                         --------         -------           --------         ---------          --------
       Total current liabilities            2,988           1,685             30,149            (2,322)           32,502
                                         --------         -------           --------         ---------          --------

Inter-company account                                      53,830             28,842           (82,672)
Long-term debt                             23,304           2,838             30,005           (26,751)           29,396
Other non current liabilities                  49                                802              (653)              198
Minority interest                             406                                (14)                                392

Redeemable preferred stock                 40,000                                                                 40,000

Shareholders' equity:
Preferred stocks, $.01 par value
Common stock, $.01 par value                  509                                                                    509
Capital in excess of par value            153,414          38,592             41,736           (47,094)          186,651
Foreign currency translation adjustment                                          767                                 767
Accumulated deficit                       (25,142)        (54,911)           (28,923)             (207)         (109,185)
Treasury stock, at cost                    (1,386)                                                                (1,386)
                                         --------         -------           --------         ---------          --------
                                          127,395         (16,319)            13,580           (47,301)           77,356
                                         --------         -------           --------         ---------          --------
                                         $194,142         $42,034           $103,364         $(159,699)         $179,844
                                         ========         =======           ========         =========          ========

                                       14

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 9 Supplemental Guarantor Financial Information: continued
                       SUPPLEMENTAL COMBINING STATEMENT OF
                      OPERATIONS For the Nine Months Ended
                               September 30, 1995
                             (Dollars in thousands)
                                    Unaudited

                                                                                                           Geotek
                                        Geotek                       Non-Guarant    Reclassification      Comm,Inc.
                                       Comm,Inc.          PSI       Subsidiaries     & Eliminations    & Subsidiaries
                                      ----------          ----     --------------    --------------    --------------
                                          (1)              (2)               (3)               (4)
REVENUES
    Net sales                                         $     69           $ 43,130          $(5,052)          $ 38,147
    Service income                                       1,615             20,672                              22,287
                                                      --------           --------          -------           --------
Total revenues                                           1,684             63,802           (5,052)            60,434
                                                      --------           --------          -------           --------
Costs and expenses:
Cost of goods sold                                          53             26,070           (3,712)            22,411
Cost of services                                         2,619             11,900                              14,519
Research and development             $    550            5,967             11,444                              17,961
Marketing                                 225            5,635             12,842                              18,702
General and administrative              1,766            8,129              9,925                              19,820
Amortization of intangibles               562              793              1,746                               3,101
Equity in losses of investees             986                               2,868                               3,854
Interest expense, net                   5,911              163              1,399                               7,473
Other income                                            (1,402)               (89)                             (1,491)
                                     --------         --------           --------          -------           --------
Total Costs and expenses               10,000           21,957             78,105           (3,712)           106,350
                                     --------         --------           --------          -------           --------
Loss from continuing operations
before Taxes on income and
minority interest                     (10,000)         (20,273)           (14,303)          (1,340)           (45,916)
Taxes on income                                                            (1,178)                             (1,178)
Minority interest                                                            (268)                               (268)
                                     --------         --------           --------          -------           --------
Net loss                             $(10,000)        $(20,273)          $(15,749)         $(1,340)          $(47,362)
                                     ========         ========           ========          =======           ========

                                       15

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 Note 9  Supplemental Guarantor Financial Information: continued
                       SUPPLEMENTAL COMBINING STATEMENT OF
                      OPERATIONS For the Nine Months Ended
                               September 30, 1994
                             (Dollars in thousands)
                                    Unaudited

                                                                                                            Geotek
                                        Geotek                       Non-Guarant    Reclassification        Comm,Inc.
                                       Comm,Inc.          PSI       Subsidiaries     & Eliminations     & Subsidiaries
                                      ----------          ----     --------------    --------------    --------------
                                          (1)              (2)               (3)               (4)
REVENUES
       Net sales                                      $    334           $ 32,001            $ (517)         $ 31,818
       Service income                                    1,598             15,971                              17,569
                                                      --------            -------            ------          --------
Total revenues                                           1,932             47,972              (517)           49,387
                                                      --------            -------            ------          --------

Costs and expenses:
    Cost of goods sold                                     190             19,881              (174)           19,897
    Cost of services                                     1,076             11,472                              12,548
    Research and development                             4,329              7,200                              12,218
    Marketing                            $ 2,049         2,316              9,128                              13,493
    General and administrative             3,727         4,517              5,920                              13,475
    Amortization of intangibles              639           415                838                               1,892
    Equity in losses of investees            270                              948                               1,218
    Interest (income) expense, net        (1,563)          (75)             1,138                                (500)
    Other expense (income), net            3,500          (220)                                                 3,280
                                         -------      --------            -------            ------          --------
Total Costs and expenses                   8,622        12,548             56,525              (174)           77,521
                                         -------      --------            -------            ------          --------
Loss from continuing operations
       before Taxes on income and
       minority interest                  (8,622)      (10,616)            (8,553)             (343)          (28,134)
Minority interest                                                            (294)                                (294)
                                         -------      --------            -------            ------          --------
Net loss                                 $(8,622)     $(10,616)           $(8,847)           $ (343)         $(28,428)
                                         =======      ========            =======            ======          ========

                                       16

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 Note 9  Supplemental Guarantor Financial Information: continued
                    SUPPLEMENTAL COMBINING STATEMENTS OF CASH
                         FLOWS For the Nine Months Ended
                               September 30, 1995
                             (Dollars in thousands)
                                    Unaudited

                                                                                                                Geotek
                                            Geotek                       Non-Guarant    Reclassification       Comm,Inc.
                                           Comm,Inc.          PSI       Subsidiaries     & Eliminations     & Subsidiaries
                                          ----------         ----      --------------    --------------     --------------
                                             (1)              (2)               (3)               (4)
Cash Flows From Operating Activities:
    Net loss                                $(10,000)      $(20,273)        $(15,749)        $(1,340)          $(47,362)
    Adjustment to reconcile net loss to net
           cash used in operating activities:
       Minority interest                                                         268                                268
       Depreciation & amortization               588          1,634            5,585                              7,807
       Equity in net loss of investees           986                           2,868                              3,854
       Non cash management consulting expense                 1,874                                               1,874
       Issuance of shares in connection with
           research and development project                   2,032                                               2,032
       Non cash transaction expense for BCI                                      740                                740
       Changes in operating assets
       and liabilities (net of effects
       from acquisitions):
       Accounts receivable                                        6           (2,673)            (421)           (3,088)
       Inventories                                             (104)          (4,049)           2,749            (1,404)
       Prepaid expenses                          516           (607)          (3,091)           4,209             1,027
       Accounts payable & accrued expenses     3,934          3,199            4,631           (1,947)            9,817
                                             -------        -------          -------          -------          --------
       Net cash (used in)
           operating activities               (3,976)       (12,239)         (11,470)           3,250           (24,435)
                                             -------        -------          -------          -------          --------
Cash flows from investing activities:
    Acquisition of licenses                                  (4,973)              (4)                            (4,977)
    Net decrease in temporary investments     24,515                                                             24,515
    Acquisitions of property & equipment        (122)       (11,617)          (3,478)          (2,910)          (18,127)
    Cash invested in acquisition of
       subsidiaries, net                      (6,358)                                                            (6,358)
    Contract deposits - other current assets                 (6,667)                                             (6,667)
    Restricted cash                          (45,263)                                                           (45,263)
    Loans receivable and other                (1,268)         1,835            3,413           (2,622)            1,358
    Proceeds from sale to BCI                  7,000                                                              7,000
                                             -------        -------          -------          -------          --------
    Net cash (used in) investing activities  (21,496)       (21,422)             (69)          (5,532)          (48,519)
                                             -------        -------          -------          -------          --------
Cash flows from financing activities:
   Net, (repayments) under
     line of credit agreements                                                (1,386)                            (1,386)
   Proceeds from issuance of senior
     secured bond & related warrants         110,079                                                            110,079
   Proceeds from issuance of senior
     secured note & related warrants          36,000                                                             36,000
   Deferred financing costs                   (4,560)                                                            (4,560)
   Repayments of debt                        (25,000)                                                           (25,000)
   Net proceeds from issuance of
     preferred stock                          30,864                                                             30,864
   Exercise of warrants & options                728                                                                728
   Payment of preferred dividends             (1,606)                                                            (1,606)
   Capital contributed from parent           (47,256)        34,048           10,926            2,282
   Net cash provided by (used in)            -------        -------          -------          -------          --------
     financing activities                     99,249         34,048            9,540            2,282           145,119
                                             -------        -------          -------          -------          --------
Effect of exchange rate changes on cash                                        1,130                              1,130
Increase (decrease) in cash & equivalents     73,777            387             (869)                            73,295
Cash & equivalents, beginning of period       21,222            418            5,891                             27,531
                                             -------        -------          -------          -------          --------
Cash & equivalents, end of period            $94,999        $   805          $ 5,022            --             $100,826
                                             =======        =======          =======          =======          ========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 Note 9  Supplemental Guarantor Financial Information: continued
                    SUPPLEMENTAL COMBINING STATEMENTS OF CASH
                         FLOWS For the Nine Months Ended
                               September 30, 1994
                             (Dollars in thousands)
                                    Unaudited

                                                                                                                 Geotek
                                             Geotek                       Non-Guarant    Reclassification       Comm,Inc.
                                            Comm,Inc.           PSI       Subsidiaries     & Eliminations     & Subsidiaries
                                           ----------          ----      --------------    --------------     --------------
                                             (1)              (2)               (3)               (4)
Cash Flows From Operating Activities:
Net loss                                      $(8,622)       $(10,616)       $(8,847)            $(343)            $(28,428)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Minority interest                                                            294                                    294
Depreciation & amortization                       653             519          2,808                                  3,980
    Equity in losses of investees                 270                            948                                  1,218
    Non cash management consulting expense                      1,808                                                 1,808
    Changes in operating assets & liabilities:
    Reserve for impairment of loan              3,500                                                                 3,500
    Accounts receivable                          (881)            (42)        (2,651)              252               (3,322)
    Inventories                                                    13         (3,542)              179               (3,350)
Prepaid expenses and other assets                (536)            (18)        (2,480)              779               (2,255)
    Accounts payable & accrued expenses          (761)          1,019          4,030            (1,197)               3,091
    Other                                         706           1,068           (308)           (1,337)                 129
                                              -------          ------         ------           -------              -------
    Net cash (used in) operating
     activities                                (5,671)         (6,249)        (9,748)           (1,667)             (23,335)
                                              -------          ------         ------           -------              -------
Cash flows from investing activities:
  Acquisition of licenses                                      (9,541)          (271)                                (9,812)
  Net decrease in temporary investments         4,428           3,445                                                 7,873
  Acquisitions of property & equipment            (32)           (937)        (5,632)                                (6,601)
  Collection of notes receivable                  357                             32                                    389
  Cash invested in acquisition
       of subsidiaries,
       net                                    (23,400)                                                              (23,400)
  Restricted cash -letters of credit           (2,555)                                                               (2,555)
  Other                                        (3,423)            (96)           345              (574)              (3,748)
                                              -------          ------         ------            ------              -------
Net cash (used in) investing activities       (24,625)         (7,129)        (5,526)             (574)             (37,854)
                                              -------          ------         ------            ------              -------
Cash flows from financing activities:
  Net borrowings under line of credit
     agreements                                                                2,947                                  2,947
  Proceeds from issuance of senior
     secured note & related warrants           24,511                                                                24,511
  Repayments of debt                             (655)           (194)           790             (585)                 (644)
  Proceeds from issuance of stock &
     warrants to Vanguard                      29,250                                                                29,250
  Proceeds from exercise of warrants
     & options                                  1,896                                                                 1,896
  Payment of preferred dividends               (1,503)                                                               (1,503)
  Capital contributed from parent             (23,605)          9,862         10,917             2,826
  Other                                                                         (470)                                  (470)
                                              -------          ------         ------            ------              -------
  Net cash provided by
     financing activities                      29,894           9,668         14,184             2,241               55,987
                                              -------          ------         ------            ------              -------
Effect of exchange rate changes on cash                                          733                                    733
Increase (decrease) in cash & equivalents        (402)         (3,710)          (357)                                (4,469)
Cash & equivalents, beginning of period        42,861           4,637          4,188                                 51,686
                                              -------          ------         ------            ------              -------
Cash & equivalents, end of period             $42,459          $  927         $3,831              --                $47,217
                                              =======          ======         ======            ======              =======

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company currently groups its operations primarily into three types of activities: wireless communications, communications products and corporate. The Company's wireless communications subsidiaries are currently engaged primarily in providing trunked mobile radio services utilizing analog equipment, developing and selling wireless data solutions, and developing a digital wireless communications system to provide integrated wireless communications services. The Company is presently in the process of commencing the rollout of its U.S. digital wireless network ("The US Network") to provide integrated voice and data solutions to businesses. The Company's communications products subsidiaries are primarily engaged in the development, manufacturing, and marketing of telephone peripherals and sound and communications equipment.

Summary of Operations

The Summary of Operations provides an analysis of the three month and nine month periods ended September 30, 1995, compared to the same periods in 1994. For purposes of this discussion, year to date represents the nine month period ended September 30.

 Consolidated

Consolidated revenues increased by 18.7% and 22.4% in the third quarter and year to date, respectively, principally due to subscriber growth of the National Band Three Network and higher revenues from the communications products segment

Consolidated operating expenses increased by 39.4% and 45.0% in the third quarter and year to date, respectively, principally due to increased research and development activities associated with the Company's digital wireless communications system, costs related to the rollout of the US Network and volume growth of the communications product segment.

Consolidated losses from operations increased by $8.7 million in the third quarter to $20.7 million and for the year to date increased $ 17.8 million to $
45.9 million.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

Wireless Communications Activities

The tables below set forth certain information with respect to the results of the Company's Wireless Communications activities for the three months ended September 30, 1995 and 1994.

                                                     For the Three Months Ended September 30, 1995
                                                                   (Dollars in Thousands)

                                                                                German
                                              United States       NBTL          Networks          Total
                                              -----------------------------------------------------------
           Revenues                              $1,447          $6,469           $300            $8,216
           Gross profit                            (593)          4,017           (469)            2,955
           % of revenues                           (41%)          62.1%          (156%)              36%
           Research and Development               3,088                                            3,088
           Marketing                              4,191           1,176                            5,367
           General and Administrative             2,406             810            356             3,572
           Equity in loss of less than
                  50% owned entities                                             1,201             1,201
           Other income                            (541)                                            (541)
           Net income (loss) before
                interest and
                  amortization & depr.           (9,737)          2,031         (2,026)           (9,732)
           Amortization and
                depreciation                      1,078           1,037            591             2,706
           Net income (loss) before
                interest                        (10,815)            994         (2,617)          (12,438)
           Net income (loss)                   ($10,769)           $924        ($2,654)         ($12,499)

                                                        For the Three Months Ended September 30,1994
                                                                  (Dollars in Thousands)

                                                                                   German
                                                 United States       NBTL         Networks         Total
                                                 -------------------------------------------------------
          Revenues                               $1,489            $5,017                         $6,506
          Gross profit                              333             2,418                          2,751
          % of revenues                              22%              48%                            42%
          Research and Development                2,153                                            2,153
          Marketing                               1,223            1,252                           2,475
          General and Administrative              3,051              585                           3,636
          Equity in loss of less than
                 50% owned entities                                                  648             648
          Other income                                               (52)                            (52)
          Net income (loss) before interest
                 and amortization & depr.        (6,094)             633            (648)         (6,109)

          Amortization and
                 depreciation                       374            1,059             227           1,660
          Net loss before interest               (6,468)            (426)           (875)         (7,769)
          Net loss                              ($6,081)           ($505)          ($875)        ($7,461)

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued


Revenues from wireless communications increased by $1.7 million or 26% for the quarter ended September 30, 1995. This increase is primarily due to the increase in the number of subscribers using the NBTL network (which totaled approximately 54,700 and 45,400 at September 30, 1995 and 1994, respectively) as well as, the inclusion of the DBF German Network on the consolidated basis since July 1995 amounting to $0.3 million. Average revenue per subscriber on the NBTL network remained constant. Gross profit as a percent of revenues increased as NBTL's cost are primarily fixed thus, allowing subscriber growth to increase the gross profit percentage.

Research and development expenses (net of government grants) related to the digital wireless system and subscriber unit was $3.1 million for the three months ended September 30, 1995. The Company expects significant research and development expenses to continue in the future in connection with enhancements made to the system and development of the portable subscriber unit.

The Company is presently in the process of commencing wireless service over its proprietary network and accordingly continues to put in place its marketing, engineering, operations and administrative staff and systems. Marketing expenses increased by approximately $2.9 million or 117% due to the commencement of the marketing effort and increase in staff needed to execute the roll-out of the U.S. wireless network. General and administrative expenses remained relatively flat due to the Company's third quarter allocation of certain managerial costs from the U.S. wireless network to the corporate group for corporate activities not related to the U.S. wireless network.

The Company's equity in losses of less than 50% owned entities increased to $1.2 for the quarter ended September 30, 1995 from $0.6 million in 1994. The 1995 loss relates to the Company's investment in the PBG German network. The 1994 loss relates to both the PBG and DBF German networks. In July 1995, the Company acquired the remaining shares of the DBF German network and began consolidating this subsidiary. This subsidiary generated losses of $1.0 million and $0.3 million during the third quarter of 1995 and 1994, respectively. The Company expects to acquire the remaining interest in the PBG network by the end of 1995. These networks have only recently begun operations and subscriber revenues do not cover operating expenses. It is expected that these networks will continue to generate losses in the near future. The number of subscribers on these networks as of September 30, 1995 was approximately 9,500.

Wireless activities generated a loss before net interest expense, amortization and depreciation of $ 9.7 million for the quarter ended September 30, 1995 compared to $6.1 million in 1994. This increase is primarily due to costs related to the commencement of the roll-out of the digital wireless communication system for the U.S. network.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

The tables below set forth certain information with respect to the results of operations of the Company's Wireless Communication activities for the nine months ended September 30, 1995 and 1994.

                                                   For the Three Months Ended September 30, 1995
                                                               (Dollars in Thousands)

                                                                                German
                                              United States       NBTL         Networks        Total
                                              --------------------------------------------------------
Revenues                                         $4,722          $18,334         $300         $23,356
Gross profit                                       (157)          11,273         (469)         10,647
% of revenues                                       --%            61.5%        (156%)            46%
Research and Development                         16,253                                        16,253
Marketing                                         6,673            3,766                       10,439
General and Administrative                        8,756            2,425          356          11,537
Equity in loss of less than
       50% owned entities                                                       2,869           2,869
Other income                                     (1,401)             (89)                      (1,490)
Net income (loss) before interest
           and amortization & Depr              (30,438)           5,171       (3,694)        (28,961)
Amortization and
       depreciation                               2,076            3,088        1,189           6,353
Net income (loss) before interest               (32,514)           2,083       (4,883)        (35,314)
Net income (loss)                              ($32,442)          $1,867      ($4,920)       ($35,495)
Subscribers                                                       54,700        9,500          64,200


                                                    For the Three Months Ended September 30, 1994
                                                                 (Dollars in Thousands)

                                                                                  German
                                              United States       NBTL            Networks      Total
                                              --------------------------------------------------------
Revenues                                         $4,125          $14,207                      $18,332
Gross profit                                        926            6,813                        7,739
           % of revenues                            22%              48%                          42%
Research and Development                         10,789                                        10,789
Marketing                                         3,189            3,330                        6,519
General and Administrative                        8,500            1,616                       10,116
Equity in loss of less than
       50% owned entities                                                            648          648
Other income                                                         (52)                         (52)
Net loss before interest
       amortization & Depr                      (21,552)           1,919            (648)     (20,281)
Amortization and
       depreciation                                 836            2,815             227        3,878
Net loss before interest                        (22,388)            (896)           (875)     (24,159)
Net loss                                       ($21,727)         ($1,111)          ($875)    ($23,713)
Subscribers                                                       45,400           3,500      48,900

                GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

Revenues from wireless communications increased by $5.0 million or 27% for the nine months ended September 30, 1995. This increase is primarily due to the increase in the number of subscribers using the NBTL network (which totaled approximately 54,700 and 45,400 at September 30, 1995 and 1994, respectively) as well as, the inclusion of the DBF German Network on the consolidated basis since July 1995 amounting to $0.3 million. Average revenue per subscriber on the NBTL network remained constant. Gross profit as a percent of revenues increased as NBTL's cost are primarily fixed thus, allowing subscriber growth to increase the gross profit percentage.

Research and development expenses (net of government grants) related to the digital wireless system and subscriber unit was $16.3 million for the nine months ended September 30, 1995. The Company expects significant research and development expenses to continue in the future in connection with enhancements made to the system and development of the portable subscriber unit.

The Company is presently in the process of commencing wireless service over its proprietary network and accordingly continues to put in place its marketing, engineering, operations and administrative staff and systems. Marketing expenses increased by approximately $3.9 million or 60% due to the commencement of the marketing effort and increase in staff needed to execute the roll-out of the U.S. wireless network. General and administrative expenses increased $1.4 million due to an increase in administrative staff and related expenses.

The Company's equity in losses of less than 50% owned entities increased to $2.8 for the nine months ended September 30, 1995 from $0.6 million in 1994. The 1995 loss relates to the Company's investment in the PBG German network for the nine month period ended September 30, and the Company's investment in the DBF German network for the six months ended June 30, 1995. The 1994 loss relates to both the PBG and DBF German networks for the three months ended September 30, 1995 as the Company's initial investments were made in July 1994. In July 1995, the Company acquired the remaining shares of the DBF German network and began consolidating this subsidiary. This subsidiary generated losses of $1.0 million and $0.3 million during the third quarter of 1995 and 1994, respectively. The Company expects to acquire the remaining interest in the PBG network by the end of 1995. These networks have only recently begun operations and subscriber revenues do not cover operating expenses. It is expected that these networks will continue to generate losses in the near future. The number of subscribers on these networks as of September 30, 1995 was approximately 9,500.

Wireless activities generated a loss before net interest expense, amortization and depreciation of $29.0 million for the nine months ended September 30, 1995 compare to $20.3 million in 1994. This increase is primarily due to costs related to the commencement of the roll-out of the digital wireless communication system for the U.S. network.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

Communications  Products  Activities

In August 1995, the Company transferred its interests in Speech Design GmbH and Bogen Communications, Inc. to Bogen Communications International ("BCI") formerly, European Gateway Acquisition Corporation, in exchange for $7.0 million in cash, $3.0 million in convertible notes receivable, approximately 64% of BCI common shares and warrants to purchase 200,000 shares of BCI common stock. The Company will also be eligible to receive additional consideration if the future earnings of both Speech Design and Bogen through July 1997 attain certain levels. The Company continues to control and consolidate this entity.

The table below sets forth certain information with respect to the results of operations of BCI for the three and nine months ended September 30, 1995 and 1994.
                                            (Dollars in Thousands)
                                  Three Months Ended        Nine Months Ended
                                     September 30              September 30
                                  1995        1994           1995        1994
                                  ----        ----           ----        ----
Revenues                       $11,689     $10,886        $34,150     $30,558
Gross profit                     4,428       4,382         14,251      12,266
   % of revenue                    38%         40%            42%         40%
Research and Development           492         526          1,593       1,430
Marketing                        2,678       1,146          7,447       6,857
General and Administration       2,263       1,025          4,418       2,589
Operating Income (Loss)       $(1,005)        $686           $793      $1,390

Revenues from communications products activities increased by $0.8 million, or 7% to $11.7 million for the quarter ended September 30, 1995. Revenues from communications products activities for year to date 1995 increased by $3.5 million, or 12% to $34.2 million. The increase in quarterly sales is due to a $1.7 million increase in the core segment offset by a $0.9 million decrease in the office automation segment ( OAS ). For year to date, the core segment sales increased by $5.4 million offset by a decrease in the OAS segment of $1.9 million.

Gross profit in the third quarter of 1995 was flat with gross profit margins reducing to 38% compared to 40% in the third quarter of 1994. Gross profit in the OAS segment decreased by $1.0 million due to the decrease in sales and the recording of a $0.7 million reserve of select inventory based on lower of cost or market. This was offset by a $1.1 million increase in gross profit of the core segment, in which the gross profit margin increased to 45% in the third quarter of 1995, from 40% in the comparable period in 1994. The increase in gross profit margin was due to higher average core sales prices.

Gross profit in the first nine months of 1995 increased $2.0 million and was 42% of sales, compared to 40% of sales in the comparable period of 1994. The increase was almost entirely attributable to the core segment, in which the gross profit margin increased to 45% in the first nine months of 1995, from 41% in the comparable period in 1994, due primarily to change in product mix and higher average core sales prices. This was offset by the recording of a $0.7 million reserve of select inventory in the OAS segment based on lower of cost or market.

The increase in quarterly and year to date marketing expense of $1.5 million and is due to marketing programs initiated by Bogen to stimulate sales in the OAS segment as well as, growth in the Core segment.

The increase in quarterly and year to date general and administration expenses of $1.2 million and $1.8 million, respectively, is due primarily to costs to execute the aforementioned BCI transaction.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

Corporate Group

The Company's other activities generated a loss before net interest expense, amortization, and other charges of $1.8 million for year to date 1995, and a loss of $1.8 million for the quarter ended September 30, 1995, compared to a loss of $1.1 and $0.4 million for the same periods, respectively, in 1994. This increase is primarily due to the Company's third quarter allocation of certain managerial costs from the U.S. wireless network to the corporate group for activities not related to the U.S. wireless network. Revenues from corporate group subsidiaries were $2.9 million for year to date 1995, compared to revenues of $0.5 million for the same period in 1994.

On a consolidated basis, interest expense increased in 1995 due to Notes issued in July 1995 which accrue interest at 15%. Interest income increased in 1995 due to greater cash and cash equivalents which resulted from the issuance of the Notes. Amortization expense increased from $1.9 million in the nine months ended September 30,1994 to $3.1 million in 1995 due to of the Company's 1994 acquisitions.

Liquidity and Capital Resources

The Company requires significant capital to implement its wireless communications strategy. In order to effect its strategy, the Company increased its debt borrowing and entered into a series of transactions, including the sale of equity and debt, mainly to strategic partners. At September 30, 1995, the Company had $100.8 million of cash, equivalents, and temporary investments.

The Company's short term cash needs are primarily for capital expenditures related to the digital FHMATM system which the Company's US network is beginning to deploy and the other costs of rolling out the U.S. network. One of the advantages of the Company's FHMATM system is its modularity, which allows the Company to execute a flexible roll-out plan requiring a relatively low investment in infrastructure in a given geographical area (compared to other wireless communications systems) which is sufficient to provide commercial service. Additionally as the Company expects to serve customers which require primarily local or regional coverage. Management believes therefore that the Company has additional flexibility in controlling its resources by accelerating or slowing down the rate at which various cities are rolled out without impacting the business results of its then operating city or regional networks in a material way.

The Company estimates that a minimum average investment of approximately $5 million is required to roll-out an average city. Additional expenditures will be required later if and when increased subscriber capacity or coverage is needed. In addition, the Company estimates that it will continue its present level of research and development expenses during the next 12 months in connection primarily with enhancements to the system and the development of a portable subscriber unit and other related projects.

The Company is planning to raise capital during the next 12 months to continue financing its current operating plan. The Company's long term capital needs include the planned roll-out of the U.S. network in 36 cities, the repayment of convertible debt and redeemable preferred stock (if such are not converted into equity), to finance international networks, and to make acquisitions of business in the field of telecommunications and of spectrum in the United States and internationally. The Company is currently pursuing various alternatives for raising capital including issuance of equity and debt securities, vendor financing as well as, a combination thereof and other sources.

The following discussion of liquidity and capital resources, among other things, compares the Company's financial and cash position as of September 30, 1995, to the Company's financial and cash position as of December 31, 1994.

During the first nine months of 1995, cash, equivalents, and temporary investments increased by $73.3 million to $100.8 million, while working capital increased by $84.7 million to $131.8 million as of September 30 1995.

Cash utilized in connection with continuing operating activities for the nine months ended September 30, 1995, amounted to $24.4 million.

Cash outflows from investing activities, exclusive of decrease in temporary investments of $24.5 million, were $73.0 million. The Company expended $18.1 million on acquisitions of property, equipment and $5.0 million on SMR licenses in the United States, and $6.4 million to purchase the remaining stock of one of the German subsidiaries offset by the receipt of $7.0 million in the BCI transaction.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

The Company's financing activities provided cash of $145.1 million. In July 1995, the Company issued, in private offering, $207.0 million aggregate principal amount at maturity of 15% Senior Secured Discount Notes due July 15, 2005 ("the Notes"). Gross proceeds of the Notes were approximately $100.0 million. The Notes were issued with 6,210,000 detachable warrants ("the Warrants"). Each Warrant entitles the holder to purchase one share of Company common stock at an exercise price of $9.90 per share. The Notes accrue interest until maturity at a rate of 15% per annum. Interest on the Notes are payable semi-annually, in cash, on July 15 and January 15, commencing January 15, 2001. The Notes include covenants that put restrictions on the Company primarily related to making certain investments and incurring additional debt. In August, in connection with the Notes, investors affiliated with George Soros purchased approximately $21.0 million principal amount of additional units consisting of 15% Senior Secured Discount Notes due 2005 and 621,000 ten year warrants to purchase shares of Company common stock at $9.90 per share. Gross proceeds to the Company were approximately $10.0 million, bringing the total gross proceeds from the issuance of the Notes to $110.0 million.

In March 1995 the Company refinanced the $25.0 million of Senior Secured Notes, that were originally due in September 1995, with $36.0 million of newly issued Senior Secured Notes ("Replacement Notes"). At closing, the Company received net proceeds of $11.0 million and issued warrants to the purchaser to acquire 700,000 of the Company's common shares at $8.125 per share. The Replacement Notes are payable in three equal installments fifteen, twenty four and thirty six months after the closing. Interest at 14.75% is payable quarterly through the term of the Replacement Notes. The Replacement Notes may be converted into shares of the Company's common stock beginning six months after the closing and ending 18 months after closing, subject to daily limits and certain other restrictions, at 87.5% of the average trading price of the Company's common stock on the respective conversion dates. As a result of the issuance of the aforementioned Replacement Notes in July 1995, the Company's indebtedness under the Replacement Notes was restructured in accordance with the terms thereof by the grant to the lenders of a security interest in a restricted cash account holding approximately $40.5 million. This amount separately stated on the balance sheet of the Company, as restricted cash, and is expected to satisfy the principal and total interest of the Replacement Notes. This security interest will release the original collateral for the Replacement Notes. If conversion of the Replacement Notes occurs, a proportionate amount of the restricted cash becomes unrestricted.

The Company paid cash dividends totaling $1.6 million on its outstanding preferred stocks. Proceeds from the exercise of warrants and options totaled approximately $0.7 million in 1995.

In May 1995, the Company sold 531,463 shares of its Series L Cumulative Convertible Preferred Stock ("Series L Stock"), to Toronto Dominion Investments, Inc. ("TDI") for an aggregate purchase price of $5.0 million. In connection with this transaction, in September 1995, Vanguard Cellular Systems, Inc. ("Vanguard"), a stockholder of the Company, purchased an additional 531,463 shares of Series L Stock for an aggregate purchase price of $5.0 million. The shares pay a dividend of 7.5% per annum, contain a conversion premium and can be redeemed by the Company in certain circumstances.

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

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

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

In July 1995, the Company acquired the remaining 50.1% of the DBF Bundelfunk network that it did not own for DM 9.0 million (approximately $6.4 million). The Company continues to seek regulatory approval for the transfer of the 51% of the PBG network it does not already own. Upon receipt of such approval, the Company will own 100% of this network. In the near term these networks will require additional funding as subscriber revenue does not cover operating costs and capital needs. The Company is seeking outside sources of funding for the networks.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

 Part II.  Other Information

 Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits - None

          (b) Reports on Form 8-K

          The following reports on Form 8-K were filed by the Company during the third quarter of 1995.

              (i) Current Report on Form 8-K filed July 18, 1995 reporting the sale by the Company of 207,000 units consisting of $207,000,000 in aggregate principal amount at maturity of its 15% Senior Secured Discount Notes due 2005 and warrants to purchase an aggregate of 6,210,000 shares of the Company's common stock.

              (ii) Current  Report on Form 8-K filed August 24, 1995  reporting
                   (a) shareholder approval at the July 31, 1995 Annual Meeting for the increase in total number of authorized shares of capital stock of the Company to 103,000,000, consisting of 99,000,000 shares of common stock and 4,000,000 shares of preferred stock; (b) an August 3, 1995 letter of intent between RDC-Rafael Development Corp. ("RDC") and the Company whereby RDC agreed to sell to the Company RDC's interest in PowerSpectrum Technology, Ltd. ("PST"), resulting in the Company owning approximately 95% of PST and (c) the sale on August 21, 1995 of the Company's Communications Product segment, consisting of its 99% interest in Bogen Corporation and its 67% interest in Speech Design GmbH to European Gateway Acquisition Corp. ("EGAC") in exchange for a 64% interest in EGAC, $7 million in cash and convertible promissory notes in the aggregate principal amount of $3 million.

                           GEOTEK COMMUNICATIONS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  GEOTEK COMMUNICATIONS, INC.


                                                  /s/ Michael R. Mc Coy
Date: November 14, 1995                           ------------------------------
                                                  Michael R. Mc Coy
                                                  Chief Financial Officer


                                                  /s/ Michael H. Carus
Date: November 14, 1995                           ------------------------------
                                                  Michael H. Carus
                                                  Chief Accounting Officer and
                                                  Corporate Controller