Form 10-K
period 1995-12-31
GEOTEK COMMUNICATIONS INC
filed 1996-03-29
CIK 844843

===========================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to  ________________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. [X]

     Based on the average price bid for the Registrant's Common Stock as of March 25, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of such date was approximately $503,211,000.

     As  of  March  25,  1996,  the   number  of   outstanding   shares  of  the
Registrant's Common Stock was approximately 56,774,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates by reference information from the Registrant's Proxy Statement to be filed in connection with its 1996 Annual Meeting of Stockholders.

                   ==========================================

                           GEOTEK COMMUNICATIONS, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----

                                     PART I
  Item 1.  BUSINESS...........................................................1
  Item 2.  PROPERTIES........................................................18
  Item 3.  LEGAL PROCEEDINGS.................................................19
  Item 4.  SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS.............................................19
  Item A.  EXECUTIVE OFFICERS................................................20

                                     PART II
  Item 5.  MARKET PRICE FOR REGISTRANTS COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS.....................................22
  Item 6.  SELECTED FINANCIAL DATA...........................................23
  Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.............................24
  Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................34
  Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.............................36

                                    PART III

  ITEMS 10, 11, 12 AND 13 (EXCEPT FOR THE INFORMATION REGARDING EXECUTIVE OFFICERS CALLED FOR BY ITEM 10, WHICH IS INCLUDED IN PART I HEREOF AS ITEM A) ARE INCORPORATED BY REFERENCE FROM THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR ITS 1996 ANNUAL MEETING OF STOCKHOLDERS.

                                     PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE,
           AND REPORTS ON FORM 8-K...........................................36


              CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains certain "forward-looking" statements. The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all of such forward-looking statements. Examples of forward-looking statements contained herein include the Company's projections with respect to:
(a) the commercial implementation of GEONET and the timing of the roll-out of GEONET; (b) the procurement of radio spectrum and transmission sites; (c) the Company's future financial results, capital needs and sources of financing; and
(d) the effect of certain legislation and governmental regulations on the Company. The Company's ability to predict any such projected results or to predict the effect of any legislation or other pending events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the specific factors discussed with such forward-looking statements as such factors in some cases have affected, and in the future (together with other factors) could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

                                     PART I

Item 1.   BUSINESS

     Geotek Communications, Inc. (the "Company" or the "Registrant"), through its subsidiaries, currently provides specialized mobile radio ("SMR") services in the United States, the United Kingdom and Germany. Since 1992, the Company has devoted substantial financial and management resources to the development of a low cost, high quality integrated digital voice and data wireless communications network known as GEONET(TM). The Company intends to deploy GEONET(TM) in a total of 36 markets by the end of 1997. The Company has acquired, and intends to continue acquiring, 900 MHz SMR licenses in cities throughout the United States and to make strategic acquisitions of spectrum and operating networks worldwide. The Company also intends to continue to develop technology, equipment and software which support its GEONET(TM) network. The Company also is engaged in the development, manufacture and marketing of communications products through its majority-owned subsidiary, Bogen Communications International, Inc. ("BCI"). The Company is a Delaware
corporation whose principal executive offices are located at 20 Craig Road Montvale, New Jersey 07645 and its telephone number is (201) 930-9305.

Wireless Communications Activities

Overview

     The Company currently provides analog SMR services in the United Kingdom and Germany to approximately 72,600 subscribers. The Company started providing commercial digital voice communication services through GEONET(TM) in Philadelphia in January 1996, in Washington, D.C. and Baltimore in February 1996, and in New York City in March 1996. The Company intends to deploy GEONET(TM) in a number of other cities in the United States, including New York, Boston, Miami and Dallas by the Summer of 1996 and in over 35 markets by the end of 1997. Each market will consist of a major U.S. city and its surrounding area. In certain markets, the Company also intends to offer its services regionally.

     The Company's strategy is to differentiate its services from those of other wireless communications providers. Specifically, the Company's strategy is to
(i) target a niche market of small- to medium-sized mobile business users in metropolitan markets throughout the United States; (ii) provide meaningful product differentiation by offering a wide array of digital voice and data communications services through an integrated subscriber unit that has been specifically designed for its mobile business users; (iii) emphasize customer relationships through a strong dealer network and dedicated customer service representatives; and (iv) exploit the low cost advantages inherent in its proprietary FHMA(TM) technology.

     The Company is currently offering commercial digital voice communications services to business users through GEONET(TM). These digital voice communications services will be expanded to enable users to access both their internal phone network and the general public switched network (the latter of which services is currently available). The Company expects to expand its service offerings to include data services, including messaging, data dispatch, automatic vehicle location and mobile data. Mobile data service offerings will permit such applications as credit card authorization, inventory management, automated order entry, access to electronic mailboxes, facsimile retrieval and transmission and interconnection to both a user's internal databases and to publicly available databases and networks. It is expected that all of such mobile data services will be offered by the Company later in 1996. GEONET(TM) will also permit advanced fleet management whereby businesses will be able to configure their mobile workforces into, and conduct private conversations within, a number or combination of subfleets. Moreover, businesses will be able to select different communications capabilities for each subfleet, depending on each subfleet's particular needs.

     The Company will make continuing hardware and software enhancements to GEONET(TM) during and after the system's commercial roll-out. For example, the Company must integrate the initial GEONET(TM) data applications, which are expected to be completed in the first half of 1996, with the initial GEONET(TM) voice applications. Subsequent applications also will need to be integrated with existing GEONET(TM) applications. There can be no assurance that the Company will be able to satisfactorily complete such modifications and/or integration efforts, or that they will be able to be completed in a manner that enables the Company to offer its GEONET(TM) services on a profitable and timely basis.

     To date, no other wireless service provider has been successful at providing the level of integrated voice and data services contemplated by the Company. Accordingly, in implementing GEONET(TM), the Company may encounter unforeseen technical issues. In addition, each of the Company's U.S. target markets is expected to present unique technical issues to the Company due to differences in geography and the level of local land development and construction. Technical difficulties in the operation and/or performance of GEONET(TM) also may be experienced as additional subscribers are added to the system in a given market or as the coverage area in any market is increased. There can be no assurance that the Company will be able to adequately address any such issues in any given market or that such issues will be able to be addressed in a cost-effective manner.

     The Company is targeting its services to small- to medium-sized business users in over 35 of the largest metropolitan markets throughout the United States. See "- The GEONET(TM) Roll-out." The Company's efforts will be targeted at existing users of SMR, Private Mobile Radio ("PMR"), paging and cellular wireless services as well as businesses currently foregoing the use of wireless services to meet their communications needs. The Company believes that the specific communications needs of these businesses are not being met by existing wireless providers. The Company is targeting these markets in order to access a large potential subscriber base and to minimize its infrastructure costs per subscriber.

     The Company intends to market its GEONET(TM) services in its target U.S. markets primarily through an indirect sales force compromised of dealers and agents, value-added resellers and joint marketing partners. The mix of distribution channels used in each target market will differ depending upon the individual characteristics of these markets. The Company's direct sales force will focus primarily on businesses that already are heavy users of mobile communications services. The Company will have its direct sales force target these customers because the sales cycle for these customers is expected to be longer and more interaction between the salesman and the potential customer is likely to be required to migrate these customers from their existing services to those provided by the Company. At present, the Company has a field sales force consisting of approximately 50 salespeople throughout the U.S. and intends to expand its direct sales force in each of its target markets as it rolls-out GEONET(TM). The Company will also market its services through dealers and agents that currently sell PMR, SMR, cellular and paging equipment and services to business users. To date, the Company has entered into agreements with over 70 dealers throughout the United States and is negotiating additional distributor agreements in its target markets. The Company also intends to utilize value-added resellers to market its services. Value-added resellers typically sell a variety of computing and communications solutions to business customers. The Company also intends to pursue marketing alliances with companies that sell complementary products and services to certain segments of the Company's targeted customer base.

The GEONET(TM) Roll-out

     The Company presently expects to continue the roll-out of GEONETTM in accordance with the following schedule:

    Commencement of Operations*                Markets

    August 1995                       Philadelphia**

    During 1996                       Baltimore**          Miami
                                      Boston               New York City**
                                      Orlando              Dallas
                                      Tampa                Houston
                                      Washington, D.C.**
                                      Jacksonville
    During 1997
                                      Atlanta              New Orleans
                                      Buffalo              Norfolk
                                      Charlotte            Phoenix
                                      Chicago              Cincinnati
                                      Pittsburgh           Denver
                                      Portland             Greensboro
                                      Richmond             Hartford
                                      Rochester            Indianapolis
                                      Salt Lake City       Kansas City
                                      San Antonio          Memphis
                                      San Francisco        Minneapolis
                                      St. Louis            Nashville
                                      Seattle

-----------
* Markets are not in the order that services will be initiated in such markets. The rollout schedule is subject to change.

** The Company started providing commercial services in Philadelphia in January 1996, in Washington, D.C. and Baltimore in February 1996 and New York in March 1996.

     The key stages to the GEONET roll-out include:

     Propagation. Propagation analysis involves the identification, through software programs and engineering analysis, of the optimal areas in a target market for the placement of the GEONET(TM) base station and remote sites. The Company has substantially completed its propagation analysis for its first 11 target markets.

     Procurement of Site Leases and Permits. The Company must procure leases and permits for the sites at which the GEONET(TM) base stations and remote sites are to be located. The Company has engaged multiple site leasing organizations to assist the Company in the identification of potential site leases, the negotiation of leases and the acquisition of required local approvals. The acquisition of leases and required permits is typically a two to six month process, although delays may occur from time to time. To date, the Company has entered into leases and has received the necessary permits to install and operate its base stations in Philadelphia, Boston, Dallas, New York City, Washington, D.C./ Baltimore, Tampa, Orlando, Chicago, Jacksonville, Atlanta and Miami. As the Company increases its coverage area in each of these markets, it will need to procure additional site lease locations.

     There are only a limited number of existing communications towers capable of providing the Company with optimal coverage area for its radio transmissions and that are capable of supporting the Company's transmission equipment. In the event the Company cannot obtain leases for existing towers, it may be required to purchase sites, obtain necessary permits and build such towers, a process which the Company estimates could take up to one year to complete for each tower. If the Company is required to build new towers, the roll-out of GEONET(TM) in one or more target markets could be delayed and be more costly than anticipated.

     Build-out. Preparation of each base station, which includes ventilation and air conditioning, grounding and equipment installation, testing and optimization, is expected to last at least ten to twelve weeks. The Company has completed the initial build-out of GEONET(TM) in Philadelphia, Washington D.C./Baltimore, New York and has begun the initial build-out of GEONET(TM) in Boston, Miami, Orlando, Tampa, and Dallas. The Company intends to begin construction of GEONET(TM) in Jacksonville later in 1996. The Company expects to construct remote sites in these markets to increase its coverage. The Company intends to offer GEONET(TM) services in a over 35 markets by the end of 1997. The Company has entered into an agreement with IBM Corporation ("IBM") to manage the construction of the GEONET(TM) stations and the installation of FHMA equipment in the Company's U.S. target markets. The Company has also engaged, and intends to engage, other third party contractors to manage all or certain aspects of such construction or installation in certain of its U.S. target markets. A failure by IBM or such other contractors to properly manage the preparation and construction of the Company's base stations and remote sites could have a material adverse effect on the Company.

Spectrum Acquisition. The Company controls in excess of 1,000 900 MHz channels in its U.S. target markets. The Company will require additional spectrum to add capacity and to service anticipated demand in certain of its target markets, including in certain of its 1996 target markets. The Company also requires additional spectrum to initiate services in certain of its 1997 target markets.

     Certain agreements pursuant to which the Company has the right to acquire spectrum are subject to regulatory approval. Although the Company believes that such approval will be forthcoming prior to its expected roll-out in each such market, there can be no assurance that such approvals will be received on a timely basis or at all.

     The Company intends to acquire sufficient spectrum in each of its target markets in which it does not have sufficient spectrum to initiate service and to add additional capacity in certain of its other U.S. target markets. In December 1995, the Federal Communications Commission (the "FCC") commenced auctioning spectrum in each market in which the Company desires to acquire additional spectrum. Although the Company has bid on such spectrum to the extent it believes that such spectrum is needed, there can be no assurance that the Company will be the successful bidder for any radio spectrum auctioned by the FCC. In addition, the Company cannot predict the cost of obtaining licenses for additional spectrum since such costs are determined by factors beyond the Company's control, including but not limited to, the availability of licenses and the number of competitors seeking to acquire licenses in any particular market. Moreover, some of the spectrum available at auction in certain of the Company's 1996 and 1997 U.S. target markets is subject to a preferred right of usage by incumbent licensees. The Company, in limited circumstances, may choose to bid in the auction for licenses on a regional service area known as Market

Trading Areas ("MTA") which may be subject to the right of prior use by a preferred licensee in cases where it believes it will be able to successfully gain access to such portions of the encumbered spectrum which are material to the Company. However, there can be no assurance that the Company will gain access to any such encumbered spectrum it may acquire. The failure to obtain such access may materially diminish the value of any spectrum so obtained by the Company. Although the Company believes that it will be able to acquire sufficient spectrum in each of its U.S. target markets, there can be no assurance that the Company will be able to make such acquisitions on commercially acceptable terms or at all. See "- Government and Industry Regulation."

     The successful and timely implementation of GEONET(TM) will depend upon a number of factors, including, but not limited to, the timely and cost-effective manufacture, construction and integration of the system infrastructure and software, the acquisition and control of additional radio spectrum, the procurement and preparation of base station and remote sites, the receipt of all necessary regulatory approvals, the establishment of effective sales and marketing organizations and distribution channels and the need for additional financing. The failure or delay with respect to any of these items could adversely affect the timing of the implementation of GEONET(TM) in one or more of the Company's target markets, which could have a material adverse effect on the Company. In this regard, the Company has experienced delays in the past with respect to its roll-out schedule related primarily to the development of its subscriber unit from a preproduction form to a full production unit. The Geotek subscriber units are currently being manufactured in their full production form and the Company does not expect to experience additional delays as a result of the production of its current subscriber units. However, there can be no assurance in this regard. The Company's roll-out schedule may be reviewed and revised from time to time in light of changing conditions.

     Each of the Company's target markets present unique technical issues due to differences in geography and the level of local land development and construction. Technical difficulties in the operation and/or performance of GEONET(TM) also may be experienced as additional subscribers are added to the system in a given market or as the coverage area in any market is increased. There can be no assurance that the Company will be able to adequately address any such issues in any given market or that such issues will be able to be addressed in a cost-effective manner. Any failure by the Company to adequately address such issues or to address them in a cost-effective manner could have a material adverse effect on the Company.

     The implementation of GEONET(TM) in all of the Company's target markets will require substantial additional funding. See item 7, "Management's
Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

FHMA(TM) Technology

     The Company will implement GEONET(TM) utilizing a relatively small number of high power transmission sites with a transmitter capable of covering an area of up to 30 miles. A base station containing the system computer and switching equipment will be located at or near one of the transmission sites in each market. Areas of high use or poor transmission quality will be served by a simple antenna relay and related equipment that improves signal quality to that area. The system's use of a relatively small number of high power sites and its ability to reuse frequencies will enable the Company to divide each cell coverage area into several sectors. In contrast, many other wireless service providers, including conventional cellular system and Enhanced Specialized
Mobile Radio ("ESMR") operators, are required to build multiple overlapping "cells," sometimes dozens or hundreds in a market, each with its own low power transmission station in order to reuse frequencies. The Company believes its use of a relatively small number of high power transmission sites will enable it to reduce the infrastructure cost required to service a market as compared to the multicell approach employed by other wireless service providers. The Company also believes that its system design will allow it to initiate service in a given market at a lower cost and achieve profitability with fewer subscribers than other digital wireless communications providers. Moreover, the Company's ability to reuse frequencies will enable it to increase, at a relatively low cost, the capacity of GEONET(TM) as such capacity is needed by further sectorizing a coverage area or adding additional sites. The Company also believes that GEONET(TM) will be less expensive to operate than other multicell systems due to, among other things, lower costs for transmission lines and site leases.

     GEONET(TM) utilizes FHMA(TM), the Company's proprietary frequency hopping technology. FHMA(TM) integrates certain standard digital technology, such as TDMA, voice multiplexing and packet data transmission, with advanced error correction and frequency hopping techniques in a macrocell configuration. The Company believes that the utilization of FHMA(TM) will permit it to increase the capacity of its radio spectrum by more than 20 times traditional analog SMR capacity and to improve the quality and security of wireless communications over current analog systems.

     TDMA is a digital transmission technique currently utilized by digital cellular systems that allows each channel to carry several transmission signals at one time. FHMA(TM) employs "three slot" TDMA, which permits three transmission signals to be carried on each channel. The use of digital FHMA(TM) technology results in secure communications, an important attribute to many business users. FHMA(TM) also incorporates a voice multiplexing technique
(digital speech interpolation) that is used by long distance carriers and borrows unused portions of a communications channel to increase capacity. The use of voice multiplexing should permit the Company to increase capacity by approximately 1.5 times the capacity of conventional analog systems and, when combined with 3.0 times TDMA, will result in capacity increases of up to 4.5 times the capacity of analog systems. In addition, FHMA(TM) utilizes a digital technology technique known as frequency hopping which enables frequency reuse in adjacent geographic areas. Typically, in wireless communications applications, it is not possible to reuse the same frequency in adjacent areas because of interference that generally results when two transmission signals share the same frequency. Frequency hopping technology permits the reuse of radio spectrum in adjacent sectors by breaking down a transmission signal into many small components and having each component "hop" from frequency to frequency in accordance with a predetermined sequence. Different frequency hopping sequence sets are used in adjacent areas to minimize interference. Finally, FHMA(TM) employs an advanced error correction feature which restores transmitted signals in the event of interference. The Company believes that its ability to sectorize coverage areas, when combined with 3.0 times TDMA and 1.5 times voice multiplexing, will enable it to increase the capacity of its available radio spectrum to more than 20 times traditional analog SMR capacity.

System Hardware

     The Company offers a subscriber unit with a large screen and prominently displayed function keys. For high-end users with a greater need for telephony services, the Company will offer a small screen subscriber unit that is similar in size and appearance to a mobile cellular telephone. The Company is developing a full line of accessories for each of its subscriber units, including push-to-talk and palm size handsets, speakers and microphones and magnetic strip readers. A standard serial port will permit the attachment of laptop computers, fax machines and other intelligent devices.

     PowerSpectrum Technology Ltd. ("PST"), a subsidiary of the Company, is responsible for the enhancement and manufacture of the base station and the validation systems. The Company procures all other components utilized in connection with GEONET(TM) from third parties. A number of these firms are located in Israel, the United Kingdom and the United States. These firms include PA Consulting Services Ltd. (commercial subscriber unit design), Digital Voice

Systems, Inc. (vocoder), Tadiran Limited (switches), Orckit Communications Ltd. (system software design) and Analog Devices Inc. (ASIC chip set for the mobile subscriber unit).

     PST is also responsible for developing and engineering the radio component of the commercial subscriber unit for GEONET(TM) and integrating the subscriber unit with the remaining GEONET(TM) system hardware. This project is funded by the Company and involves a number of engineering and manufacturing firms including Mitsubishi Consumer Electronics America ("Mitsubishi"), Hughes Network Systems ("Hughes"), a unit of GM Hughes Electronics, Kenwood Corporation of Japan ("Kenwood"), PA Consulting Services, Ltd. and Orckit Communications Ltd. In particular, the Company has entered into an agreement with Mitsubishi pursuant to which Mitsubishi manufactures the Company's large screen vehicle-mounted subscriber units, has entered into an agreement with Hughes pursuant to which Hughes manufactures the Company's small screen vehicle-mounted subscriber units and will design, manufacture and deliver portable units starting in the fourth quarter of 1996 and has entered into an agreement with Kenwood to develop and manufacture second generation mobile subscriber units, with initial deliveries expected in the first half of 1997. There can be no assurance that such third parties will deliver such equipment on a timely basis or that the Company will be able to successfully integrate such components and hardware in a cost effective system on a timely basis, if at all. As discussed above, the Company has only a single manufacturing source for certain of the components of the GEONET(TM) system hardware, including the base stations and subscriber units. Although the Company believes that it can obtain all components necessary to build GEONET(TM) from other sources, delays may be encountered in the event of a component shortage because of the time it may take to identify substitute sources and manufacture substitute components. A failure by the Company to obtain hardware components on a timely basis or at satisfactory prices could adversely affect the ability of the Company to roll-out and market GEONET(TM), which could have a material adverse effect on the Company.


International SMR Operations

United Kingdom.

     On July 2, 1993, the Company acquired all of the outstanding stock of National Band Three Ltd. ("NB3"). NB3 is the only national SMR equivalent service provider in the United Kingdom and controls approximately 70% of the domestic market for integrated dispatch voice and data wireless communications services, providing service to approximately 60,000 subscribers.

     NB3 targets its services at business users with mobile distribution or service fleets. NB3's major customers include providers of domestic and commercial maintenance services, haulers and couriers. The Company believes that NB3 will benefit from increased marketing efforts aimed at increasing its utilization by business users. The Company intends to take advantage of NB3's position as the only United Kingdom-SMR equivalent provider with a national license. The Company currently is focusing its marketing efforts in the United Kingdom on businesses utilizing their own private radio networks, emphasizing NB3's wide coverage area and voice and data capabilities. The Company believes that the same competitive pressures for improved field services that exist in the United States are present in the United Kingdom and should assist the Company in migrating private radio network users to NB3's network.

     The NB3 network currently is an analog system that utilizes a series of overlapping cells in conjunction with large switching stations. The NB3 network currently consists of approximately 100 base stations and three switching stations. NB3 anticipates increasing the capacity of its analog system to approximately 75,000 subscribers from the current capacity of approximately 67,000 subscribers. The Company also is evaluating the possibility of establishing  a  nationwide  digital  network in the United  Kingdom with either
FHMA(TM) or a European digital standard. The Company believes that any conversion of the NB3 network to digital technology will entail significant cost. Digital technology, though, would significantly expand NB3's product offerings and may permit the Company to offer other wireless services to the general population.

Germany.

     In the Summer of 1994, the Company consummated the acquisitions of a non-controlling 49.0% equity interest in Preussag Bundelfunk GmbH ("PBG") and a non-controlling 49.9% equity interest in DBF Bundelfunk GmbH ("DBF"). During 1995, the Company acquired the remaining equity interests in PBG and DBF so that these entities are now wholly-owned subsidiaries of the Company. PBG and DBF provide analog trunked mobile radio service, which is equivalent to SMR service, to eight major regions in the northern part of Germany with a population of approximately 28 million people. This service is provided through a combined network known as "RegioNet" that currently provides dispatch, telephony and data communications services to approximately 12,500 subscribers. The Company intends to increase its subscriber base in Germany by expanding RegioNet, by adding new distribution channels and by creating differentiation from other networks by offering wireless applications and other products. The Company is also exploring possible startegic relationships to enhance its German operation.

Korea

     The Company and Anam Industrial Co., Ltd. ("Anam") have formed a joint venture, the purpose of which is to build an FHMA(TM) demonstration site for wireless service in Korea. The agreement pursuant to which the joint venture was established (the "Joint Venture Agreement") established of a new entity ("Newco") which in April 1996 expects to apply for a regional or national radio license in Korea and otherwise pursue the establishment of an FHMA(TM) based wireless communications system in Korea and in such other Asian countries as the Company and Anam may hereafter agree. According to the Ministry of Communications of Korea, a decision regarding the license application will be made in the summer of 1996. The Joint Venture Agreement is terminable by either the Company or Anam at any time. There can be no assurance that Newco will be granted licenses for sufficient radio spectrum to successfully develop an FHMA(TM) communications system in Korea or in any other jurisdiction or will otherwise be profitable or generate positive cash flow. The development of communications systems in Asia will be subject to many of the same risks inherent in the establishment of GEONET(TM) in the United States.

 Other Opportunities.

     The Company intends to continue to seek opportunities to expand its position internationally. This expansion may take the form of acquiring ownership interests in trunked mobile radio licenses or the acquisition of SMR operators, or such other international opportunities as management may determine to be advantageous. The Company's ability to make investments is limited under certain circumstances by the terms of the indentures under which the Notes and the Company's 15% Senior Secured Discount Notes due 2005 were issued.

Competition

     The Company expects to experience competition for each type of service it offers and intends to offer. Many of its current competitors presently offer generic services, such as dispatch, cellular telephony, paging or access to public data and electronic mail services. Cellular telephony companies are the dominant providers of wireless voice communications, although other SMR licensees offer a combination of dispatch (the traditional service provided by SMR licensees) and telephony over relatively discrete market areas. The Company expects to experience competition from both of these types of providers. The Company also expects to experience competition for traditional trunked mobile radio customers from operators utilizing frequencies in the 220MHZ, 800 MHz and 900 MHz bands. Data communications services also may provide competition for the data capabilities to be offered as part of the Company's integrated package. The Company also will experience competition from manufacturers of PMR equipment, which target existing private network operators and SMR customers and urge them to build or upgrade their own private networks rather than utilize SMR service providers. Many of these providers and manufacturers are larger, more established, have more experience in the telecommunications industry, have greater name recognition, have larger sales staffs and/or have greater financial resources than the Company. The Company believes that its targeted business customers currently do not have access to the quality and array of services to be provided by the Company, and that such services will meaningfully differentiate the Company from other wireless providers.

     NEXTEL Communications, Inc. ("NEXTEL") has announced plans to construct a nationwide digital ESMR network and is offering services in several cities including many of the cities that the Company plans to enter. NEXTEL has also secured a significant number of 800 MHz SMR channels in several of the largest U.S. markets. Furthermore, several large SMR providers are positioning themselves to compete for wireless voice and data traffic and have announced plans to construct digital ESMR networks utilizing equipment manufactured primarily by Motorola. These providers include Nextel, Motorola, and Pittencrieff Communications. Moreover, recent regulatory changes may permit the Bell Operating Company's ("BOCs") to enter the Commercial Mobile Radio Service ("CMRS") marketplace. See " - Governmental Regulation."

     The Company also may face competition from technologies and services introduced in the future. In March 1995, the FCC completed auctions for wideband Personal Communications Services ("PCS") licenses on an MTA within the United States. The wideband PCS auction winners have already begun to provide service. In December 1995, the FCC commenced its auction of 493 broadband basic trading area PCS licenses. In addition, the FCC has also licensed national and regional narrowband PCS licenses. Additional narrowband PCS licenses on an MTA basis will be issued under government regulation in the future. Narrowband PCS service will be similar to paging services already offered and may compete with the Company's SMR proposed service. The FCC also intends to license additional spectrum for other wireless services. It is also possible that satellite technology ultimately could be developed to permit urban use equal to or superior to that available through SMR systems, which would result in increased competition for the Company's services. The commercialization or further development of any such technologies could have a material adverse effect on the Company.

     Many of the target customers for GEONET(TM) currently use other wireless communications services. In order to be successful, the Company will need to migrate a portion of its target customers from their existing services to those provided by the Company over GEONET(TM). The Company's ability to migrate its target customers over to its services will be highly dependent on the perceived utility of the Company's services to its target customers as compared to the services currently utilized by such customers. Because there currently is no integrated wireless communications network commercially available that is comparable to that expected to be offered by the Company over GEONET(TM), the extent of the demand for the Company's wireless communication services cannot be predicted with any degree of certainty. The demand for the Company's digital wireless communications services also could be affected by other matters beyond its control, such as the future cost of subscriber equipment, marketing and pricing strategies of competitors and general economic conditions.

     The Company also expects to experience competition for radio spectrum from existing and future providers of wireless communications services and for communications tower space.

     The Company also faces competition for its existing services and products. In the United Kingdom, NB3 competes for customers with regional SMR equivalent systems and from private radio networks. Additionally, NB3 competes for customers with cellular providers, PCS-like services, and wireless data. In Germany, DBF and PBG compete with two large regional operators of SMR equivalent systems. DBF and PBG also face competition from cellular networks, a PCS network and wireless data networks.

     The Company also experiences competition for each of its products and services other than GEONET(TM) in the markets in which its sells such products and services. Such competition is expected to remain strong for the foreseeable future.

Government and Industry Regulation

     The construction, operation and acquisition of SMR systems in the United States is regulated by the FCC under the Communications Act of 1934, as amended (the "Communications Act"), and pursuant to the FCC's rules and policies adopted thereunder. The FCC previously granted five-year SMR licenses to the extent frequencies were available in a particular location. Licenses could be renewed for additional five-year terms upon demonstrating compliance with FCC regulations. In 1996, once new regulations adopted by the FCC in 1994 become fully effective, the license term for the Company's licenses will be ten years with an expectancy of renewal, provided that the Company complied with the FCC's service and operational requirements. For Market Trading Areas ("MTA") licenses which the Company is successful in acquiring through the ongoing 900 MHz spectrum auctions, the Company will be granted 10-year MTA licenses. In October 1992, the Company submitted a waiver request to the FCC in connection with certain rules and regulations covered under Part 90 of the FCC rules. Specifically, the Company requested an extension of the construction deadline for certain systems it has agreed to acquire so GEONET(TM) could be installed by 1997. On June 29, 1993, the FCC granted such waiver request extending the deadline for the construction and loading of the Company's 900 MHz SMR systems for a period of four years. This waiver allows the Company to maintain its SMR licenses until GEONET(TM) is implemented, as scheduled. In those markets where the Company successfully acquires an MTA license through the 900 MHz spectrum auctions, where the Company already has a Designated Frequency Area ("DFA") license on the same frequencies, the FCC's construction and operational rules for the MTA license will become applicable for both the existing DFA license and the MTA license, and the Company's waiver, for those frequencies, will become unnecessary. Although the Company's waiver is currently subject to a pending challenge by a third party before the FCC, the Company has vigorously opposed the challenge.

     Under the Communications Act, SMR system providers were traditionally regulated as private carriers and, therefore, were subject to less regulation by both the FCC and individual states than were common carriers such as cellular telephone companies. However, the FCC has initiated and is likely to continue to initiate regulatory proceedings with wide-ranging implications for the wireless telecommunications industry. Most of the rule makings were initiated in response to congressional amendments to the Communications Act, as directed by the Omnibus Budget Reconciliation Act of 1993 (the "Budget Act"). Early this year, President Clinton signed into law the Telecommunications Act of 1996 (the "Telecommunications Act") which imposes sweeping reform of telecommunications policy. Although the majority of the Telecommunications Act's measures will directly impact large common carriers, cable and broadcast operators, and Internet service providers, many of the Telecommunications Act's provisions will have an effect upon the CMRS marketplace, and upon the Company. In particular, the Telecommunications Act may: (i) require CMRS providers to offer unblocked access to telephone toll services; (ii) require the Company to contribute to a Universal Service Fund; (iii) require local exchange (telephone) carriers ("LECs") to establish reciprocal compensation arrangements for CMRS providers for the origination and termination of calls; and (iv) require the Company to ensure that its equipment is accessible to disabled persons. All of the provisions of the Telecommunications Act which may have an effect upon the Company will be the subject of FCC rule making proceedings during the next 15 months. The FCC has been granted authority to forbear some of these requirements where appropriate. The primary intent of these recent amendments was to encourage competition among communications service providers and, thus, improve service to consumers. Accordingly, the most sweeping regulatory changes and legislative directives have been designed to ensure a level playing field among the Company and its competitors, although such impact could be materially adverse to the Company.

Commercial Mobile Service Provider Regulation

     In a series of rule makings, the FCC initiated or adopted, pursuant to congressional amendments to Sections 3(n) and 332 of the Communications Act, a mandated reclassification of mobile services. Specifically, the FCC reconfigured the mobile marketplace to include in the category of CMRS, any mobile service provider (including cellular and specialized mobile radio) which offers, for a profit, mobile service interconnected to the public switched network to a substantial portion of the public. This restructuring has been accomplished through a number of rule-making proceedings.

     In its first decision effecting regulatory parity for CMRS providers, released January 5, 1994, the FCC adopted similar foreign ownership limitations under Section 310(b) of the Communications Act for CMRS providers that previously applied only to common carrier telephone service providers. Section 310(b) limits the percentage of foreign ownership and/or participation in any entity holding an FCC license. As a result, the Company's ability to attract foreign investors will be limited by current FCC regulations. In a recent decision, however, the FCC revised its standards for regulating entry of foreign carriers and their affiliates into the U.S. market for international telecommunications services. The FCC will apply these revised standards in the application process for foreign entry, principally by taking into consideration whether "effective competitive opportunities" exist for U.S. carriers in the destination markets of foreign carriers seeking to enter the U.S. international services market. In addition, and of specific impact for the Company, the FCC determined that it will examine reciprocal foreign market competitive opportunities when considering additional waiver requests by CMRS providers to exceed foreign investment in excess of the existing 25% benchmark.

     On March 7, 1994, the FCC released a decision which imposed the following regulatory modifications, which will generally take effect on August 10, 1996, relevant to the Company:

     As a newly classified CMRS provider, the Company must comply with certain traditional common carrier obligations. Specifically, as of August 10, 1996, the Company (i) will be required to offer its services without discrimination, which could be construed as prohibiting the Company from withholding from one customer a customized service offering that it makes available to another customer; (ii) will be required to provide access to its services to other common carriers, and
(iii) will be subject to the formal consumer complaint process.

     Under past proceedings, the FCC determined that LECs must offer interconnection to CMRS providers on reasonable terms and conditions, and under the principle of mutual compensation. The FCC declined to impose direct interconnection obligations for CMRS-to-CMRS transmissions, but concluded that it would require CMRS providers to "resell" their services to another CMRS provider. In a recent rule making now pending, the FCC proposed specific limits with respect to prices, terms, and conditions of interconnection arrangements for LEC-CMRS interconnection, to ensure that CMRS providers are granted equal competitive footing with more established LEC service providers.

     In a separate proceeding, the FCC proposed to amend its rules to permit broadband and narrowband CMRS providers to offer wireless local loop and related services. Specifically, the FCC proposed a definition of "wireless local loop" that is sufficiently broad to allow the provision, by CMRS providers such as the Company, of certain fixed services. The proposed definition of "wireless local loop" is "the path between the subscriber and the first point of switching or aggregation of traffic." Such an expansion in available service offerings could be beneficial to the Company.

     The FCC is also considering the adoption of rules that would require CMRS providers to offer enhanced emergency calling ("E911") access and features to mobile radio callers in three phases within five years after adoption of the rules. The FCC's current proposal, which is still pending, would require CMRS providers to ensure such features as calling party automatic number identification ("ANI"); 911 availability from any service initialized mobile radio handset; 911 access for speech and hearing-impaired callers; and call-back capability.

Other Regulatory Matters

Management Agreements. On November 18, 1994, the FCC issued an order requiring CMRS providers subject to grandfathering protection that hold management agreements with FCC licensees to execute new revised management contracts for any managed stations by August 10, 1996. The FCC determined that the validity of a management agreement will be guided by the FCC's prohibition against the de facto transfer of control of the radio facilities from the licensee to the manager. It is the Company's belief that its existing management agreements comply with the FCC's policies by placing ultimate control over the maintenance and operation of any managed system with the licensee of the system. The Company will continue to monitor the FCC's positions on this issue, however, and holds a contractual right, contained in all of its management agreements, to modify any agreement in the event that it is determined that any are not in compliance with the FCC's rules.

Signal Boosters. With respect to operations, the FCC recently considered permitting the routine use of one-way or two-way signal boosters for CMRS providers such as the Company. This matter remains pending before the FCC. In the event that the FCC permits the use of signal boosters, the Company could improve its service offerings by "filling out" its service footprints, particularly where terrain or geographic anomalies cause minor interference problems.

900 MHz Auction. Most significantly, the FCC recently adopted rules that have had a sweeping effect on the licensing of 900 MHz SMR frequencies. The FCC imposed auction proceedings for the licensing of 20 10- channel blocks in each of the 51 MTA service areas in the 900 MHz bandwidth. Initiated in December 1995, the Company has been an active bidder in the 900 MHz spectrum auctions and could, if successful as a bidder at the close of auctions, be awarded MTA licenses in multiple markets. Although the MTA licenses will be separately licensed, the Company will be permitted to aggregate blocks of spectrum, subject only the 45 MHz spectrum cap for CMRS providers within three radio services, broadband PCS, SMR and cellular.

     Where the Company is awarded an MTA license for frequencies of which it is the incumbent DFA licensee, the DFA license will be construed as included in the MTA license for purposes of build-out, operation and coverage. In those instances, the Company's waiver will no longer be necessary. In some markets, the Company may successfully bid on an MTA license where the incumbent DFA licensee is a third party. In those instances, the Company will be required to afford interference protection to the incumbent DFA licensee. In markets or with frequencies where the Company is the DFA licensee but not the successful MTA bidder, the Company's DFA license will retain all of its licensing and operational requirements, such as loading, in existence prior to the auction. The Company's waiver, in those instances, will remain in effect.

     Where the Company is a successful MTA bidder, it must complete coverage of at least one third of the population of its service area within the first three years of its initial MTA license grant or in the alternative demonstrate substantial coverge of the MTA, and complete coverage of at least two thirds of the population within five years.

     The  FCC  has  granted   type   acceptance   for  the   Company's   network
infrastructure equipment and subscriber units for commercial use.

Patents and Technology Rights

     In accordance with a joint venture agreement (the "Power Spectrum Joint Venture Agreement") between the Company and Rafael Armament Development Authority ("Rafael"), PST has the right to review the technology of Rafael provided to PST pursuant to the terms of the PowerSpectrum Joint Venture Agreement, and file, in Rafael's name, patent applications on any patentable technology already in existence at the time of the signing of such agreement. Pursuant to the PowerSpectrum Joint Venture Agreement, Rafael is also obligated to grant PST an exclusive royalty free license under any patent applications so granted, subject to an exclusion for military technology. PST has the right to file patent applications on any inventions made by PST based on, or connected to, the technology developed by PST after the date of the PowerSpectrum Joint Venture Agreement. Pursuant to these terms, a United States patent has been issued to Rafael.

     PST has filed several patent applications in Israel and intends to file patent applications in other countries including the United States.

     In addition to those patent applications filed by PST, the Company also has filed patent applications in Israel and the United States based on technology developed by the Company. As of December 31, 1995, no patents had been issued to the Company or PST and there can be no assurance that a patent will issue from any pending or future patent applications or that if any are issued that any of them will have any commercial significance. The Company is aware of certain patents and patent applications held or filed by others which generally relate to the subject matter of the Company's activities. The Company believes that none of such patents or applications is likely to have a material adverse effect on the ability of the Company to utilize any technology currently intended to be utilized by the Company.

     The Company protects its proprietary information by way of confidentiality and non-disclosure agreements with employees and third parties who may have access to such information. The Company continually reviews its technology developments in order to file patent applications and has filed patent applications with respect to certain aspects of its FHMA(TM) technology and GEONET(TM) in Israel and the United States and expects to file additional patent applications in Israel and the United States. Generally, the Company intends to file all patent applications in the United States and Israel and in such other countries as it deems appropriate. There can be no assurance that such applications will be granted. There can be no assurance that any patents issued will afford meaningful protection against competitors with similar technology or that any patents issued will not be challenged by third parties. There also can be no assurance that others will not independently develop similar technologies, duplicate the Company's technologies or design around the patented aspects of any technologies developed by the Company. Many patents and patent applications have been filed by third parties with respect to wireless communications technology. The Company does not believe that its technology infringes on the patent rights of third parties. However, there can be no assurance that certain aspects of the Company's technology will not be challenged by the holders of such patents or that the Company will not be required to license or otherwise acquire from third parties the right to use certain technology. The failure to overcome such challenges or obtain such licenses or rights could have a material adverse effect on the Company's operations.

     The Company owns several trademarks, including GEONET(TM) and FHMA(TM), in the United States and certain other countries.

     The Company's Research and Development expense related to the digital wireless communication system totaled $33.0 million in 1995 compared to $17.0 million in 1994 and $8.9 million in 1993 (exclusive of acquired research and development of $32.4 million in 1993).

GMSI

     GMSI designs, manufactures, and sells various systems for the mobile data market. It has a dominant position in the market for data dispatch systems for taxicabs, limousines, and similar fleets, selling its systems in primarily North America, as well as, Europe and Australia.

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

Communications Products Activities

     The Company's communications products activities are conducted through Bogen Corporation ("Bogen") and Speech Design GmbH ("Speech Design"), which are subsidiaries of Bogen Communications, Inc. ("BCI"). The Company owns approximately 64% of the issued and outstanding capital stock of BCI. Bogen is a 99% owned subsidiary of BCI and Speech Design is a 68% owned subsidiary of BCI.

Bogen

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

     In September 1993, Bogen introduced the Friday Home Office Receptionist, a home-office digital receptionist with a built-in fax switch, call-forward capabilities, four incoming mailboxes and three outgoing message mailboxes. Additional products in this line were introduced in 1994 and 1995. In December 1995, Bogen's management decided to phase-out this product line during 1996.

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

     Although its sales are substantially to United States customers, Bogen also sells its products in Canada through a stocking representative that is headquartered in Ontario and has branch offices throughout Canada. Export sales to other foreign countries are handled in a similar fashion to sales within the United States, through distributors that purchase the products and sell them to an established account base overseas.

Patents and Trademarks

     "Bogen" is a trademark of the Company registered in the United States and in certain foreign countries throughout the world, which expires in the United States in March 2000. Bogen has also obtained trademark registration for the trade name "Multicom 2000" utilized in connection with the engineered systems it markets, which expires in July 2001. Bogen has various pending patents related to its new products. There can be no assurance that any patents will ultimately be issued.

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

Research and Development

     Bogen's engineering department is responsible for research and development, production engineering and sales engineering. In 1995, Bogen incurred approximately $ 1.4 million in research and development expenditures, compared to $1.5 million in 1994 and $1.3 million in 1993.

Competition

     Based in large part on its relatively broad product base and multiple markets, Bogen believes that it has no significant direct competitor. Instead, competition varies from market to market and product to product. Bogen competes on the basis of several different factors, including name recognition, price, innovation and product quality. Such factors vary in relative importance depending on Bogen's product(s). Bogen's management has concentrated on markets in which it believes that Bogen could obtain at least a 10% market share, be one of the top two or three suppliers and/or obtain substantial growth.

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

     In the view of Bogen's management, the Telco customer market has overall growth potential. Bogen's main competitor is Valcom Inc. which has been established in this market for several decades. Other competition comes primarily form several United States companies who have been losing market share over the past few years and from several companies attempting to enter the market. Bogen has increased its share of the Telco market in recent years.

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

     The Commercial Sound customer market is characterized by intense competition, particularly from several overseas companies. Bogen's principal competitor is a Japanese company, TOA Electronics, Inc., which features broad, high quality product lines. Other competitors are comparatively small manufacturers that rely mainly on established account relationships.

Government and Industry Regulation

     Many of Bogen's products require either certification by the Federal Communications Commission or Underwriter's Laboratory approval, or both. All current products of Bogen that require such approval have obtained them. Bogen's products must also comply with applicable local and state regulations to permit use by the end-user. Bogen makes all reasonable efforts to ensure that its products comply with such requirements.

Speech Design

     Speech Design, located in Munich, Germany, develops, manufactures and markets telephone peripheral hardware utilizing digital voice processing technologies. The Company acquired a controlling interest in Speech Design in February 1993, with a goal of initially expanding sales of the Company's communications products into Germany, Europe's largest market, and to utilize Speech Design as a platform to penetrate other European markets.

     Speech Design was engaged until 1992 primarily in selling peripheral equipment for cellular telephones over the analog network. With the advent of the European GSM digital standard and the related decline of prices of ancillary subscriber equipment, Speech Design's management decided to refocus its activities from the cellular market to the telephone peripherals. Management expects continued growth in sales of telephone peripherals, but there can be no assurance that such growth will be achieved.

     In 1995, sales to five customers accounted for approximately 75% of Speech Design's sales. Such customers generally packaged Speech Design products with PBX equipment for sale to third parties.

Employees

     As of December 31, 1995, the Company had approximately 450 full-time employees, of which approximately 300 were engaged in its wireless communications businesses and approximately 150 of which were engaged in its communications products businesses. The Company considers its relationship with its employees to be good.

     As of December 31, 1995, approximately 90 employees of Rafael were engaged on a full-time basis in the development of the Company's FHMA(TM) digital system. Rafael's employees are represented by a labor union, and, from time to time, there have been labor disputes between Rafael and its employees which have resulted in slow-downs. To date, these slow-downs have not had a material effect upon the Company's business. There can be no assurance, however, that any future disputes will not have a material adverse effect on the development or introduction of GEONET(TM) services by the Company in its target markets.

     The success of the Company will depend greatly upon the active participation and the experience of its management. The loss of the services of Yaron Eitan, the Company's President and Chief Executive Officer, could adversely affect the conduct of the Company's business. In addition, the successful implementation of the Company's business plan will depend, to a large extent, upon the ability of the Company's and its subsidiaries' engineers and scientific personnel to perfect and improve upon existing and proposed products. The loss of some or all of such personnel, or the inability of the Company to attract additional personnel, or the inability of such persons to enhance such systems or to continue product enhancements will directly inhibit the ability of the Company to sell its products and services and to operate in a timely or profitable manner.

Financial Information

     Financial information about the Company's industry segments and the Company's foreign and domestic operations is disclosed in Footnote 16 to the Company's Consolidated Financial Statements. See "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."


Item 2.   PROPERTIES

     Since July 2, 1993, the Company's principal place of business has been located at 20 Craig Road, Montvale, New Jersey. The Company rents 26,800 square feet of office space under several leases at a total rate of $500,000 per year, plus taxes and utilities. The lease expires between April 1996 and July 1999. The Company's Montvale facility functions both as its corporate headquarters and the general offices of the Company's U.S. wireless operation. The Company is considering relocating to a larger facility in the Montvale area.

     Bogen subleases its facilities, located at 50 Spring Street, Ramsey, New Jersey from an unaffiliated third party. The sublease expires on December 31, 2000 and requires rental payments at a rate of approximately $700,000 per year for the remainder of the term.

     NB3 leases its principal place of business in Chelmsford, England, pursuant to a lease which expires in September 1999. This lease is subject to the Company's option to extend the lease for four successive five-year periods. Annual rental payments during the initial term of this lease are $310,000. Rental payments pursuant to each of the options are to be negotiated prior to the start of each five-year period. NB3 leases sites for its base stations from different parties under leases with various terms, amounts and conditions.

     Speech Design leases its facilities in Munich, Germany pursuant to a lease which expires in 2005. Annual rental payments are approximately $240,000.

     GMSI leases its facilities in Ontario, Canada pursuant to a lease which expires in April 2005 Annual base rental payments over the remainder of the lease are approximately $140,000.

     In connection with the roll-out of GEONET(TM), the Company expects to lease office space in each of the 35 target markets in which it intends to provide GEONET(TM) service. In addition to office space, the Company must secure leases for its transmission equipment at suitable locations in each of these cities. As of March 1996, the Company had leased office space in seven of its target markets. The aggregate annual rental payments pursuant to these leases are $375,000.

Item 3.   LEGAL PROCEEDINGS

     In June 1994, the Company filed a lawsuit in Dutch bankruptcy court against Harris Adacom Corporation B.V. ("Harris"), a Dutch corporation, to enforce its rights under a loan agreement between the parties. The Company is seeking repayment of a $3.5 million loan made to Harris in January 1994 in connection with a potential purchase transaction between the Company and Adacom Technologies Ltd. ("ATL"), an affiliate of Harris and an Israeli publicly-traded company. The loan was collateralized by stock owned by Harris in ATL. At the time of the loan, the collateral had a market value in excess of $10 million and the total market value of ATL was in excess of $100 million. The purchase transaction was not consummated. In May 1994, the market value of ATL dropped dramatically and ATL became insolvent, thereby reducing the value of the collateral to practically zero. At or about the same time, creditors placed Harris into bankruptcy proceedings in the Netherlands. The Company subsequently received information relating to the recoverability of the loan and management does not expect to recover the loan. The Company is aggressively pursuing its rights under the loan in Dutch bankruptcy court and is awaiting additional information on the assets and creditors of Harris. Based upon the information currently available to it, the Company cannot determine the amount, if any, that will ultimately be recovered and has established a reserve against the full amount of the loan.

     In response to the Company's lawsuit, Harris and its subsidiaries filed a lawsuit against the Company in the courts of the State of Israel, requesting a declaratory judgment that the Company entered into a binding agreement for the purchase by the Company of a significant interest in certain wireless communication business assets owned by ATL and subsequently breached such agreement. The plaintiffs in such action have stated an intention to file a separate claim for monetary damages and have estimated their losses to be several million dollars. The Company believes that the claims in such action are without merit and are only an attempt to delay efforts to collect Harris' debt to the Company. The Company intends to defend such action vigorously.

     The Company develops and utilizes technology for substantially all of the services and products it offers and intends to offer and has, from time to time, been the subject of infringement claims related thereto. It is often difficult to predict the outcome of such litigation and the amount of damages which may be awarded in these types of cases. The Company does not believe that any pending or threatened litigation related to the Company's technology or use thereof will have a material adverse effect on its financial position.

     The Company is also, from time to time, party to litigation, which may or may not be covered by insurance, arising in the ordinary course of business. The Company does not believe the results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on its financial position.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1995.

Item A.   EXECUTIVE OFFICERS

     As of the date hereof, the executive officers of the Company are:


         Name              Age                   Position
         ----              ---                   --------
Winston J. Churchill       55  Chairman of the Board and Director
Yaron I. Eitan             39  President, Chief Executive Officer and Director
Jonathan C. Crane          46  President & CEO - GEOTEK U.S. Operation
George Calhoun             42  President - Wireless Communications Group and
                               Director
Yoram Bibring              38  Executive Vice President and Chief Operating
                               Officer
John Egidio                47  Senior Vice President, Operations
Oliver Hilsenrath          37  Senior Vice President, Technology
William A. Opet            38  Senior Vice President, Marketing and Sales
Andrew Robb                52  Managing Director, European Operations
Michael McCoy              43  Senior Vice President and Chief Financial Officer
Michael Carus              30  Chief Accounting Officer and Corporate Controller
Robert Vecsler             31  General Counsel and Secretary

     Mr. Churchill has served as Chairman of the Board and as a director of the Company since 1991. Mr. Churchill is a principal of CIP Capital Management, Inc., a private investment firm formed in 1989. He has served as a principal of such firm since its inception. Prior to 1989, Mr. Churchill practiced law and served as Chairman of the Banking and Financial Institutions Department and the Finance Committee of Saul, Ewing, Remick & Saul, Philadelphia, PA.

     Mr. Eitan has served as President, Chief Executive Officer and a director of the Company since March 1989. He is also Chairman of the Board of Bogen and a director of PST, GMSI and NB3, subsidiaries of the Company. Mr. Eitan served as a director of Patlex Corporation from 1985 until February 1989, during which time he served as President of Patlex from November 1987 to June 1988 and Executive Vice President of Patlex from July 1987 to November 1987 and from June 1988 to February 1989.

     Mr. Crane joined the Company as President & CEO - GEOTEK U.S. Operations in October 1995. Prior to joining the Company, from January 1994 through January 1995, Mr. Crane was President & Chief Executive Officer of LightStream Corporation, a start-up ATM switch company. In January 1995, LightStream was purchased. From May 1985 through January 1994 Mr. Crane served in various executive capacities at MCI Telecommunications where he most recently served as Executive Vice President - Multinational Accounts.

     Mr. Calhoun was appointed a director of the Company in July 1993 when he became President of the Company's wireless communications group. Mr. Calhoun joined the Company in June 1992 as President, Chief Operating Officer and a director of PST. He is also a director of NB3 and PST. Mr. Calhoun served in various positions with InterDigital Communications Corporation (formerly International Mobile Machines Corporation), a corporation co-founded by Mr. Calhoun and engaged in the development of digital radio technology, most recently as General Manager of the Intellectual Property Licensing Division, which position he held until June 1992.

     Mr. Bibring joined the Company as Chief Financial Officer in February 1990, a position he held until September 1995. He has served as Executive Vice President and Chief Operating Officer of the Company since June 1993. He is also a director of Bogen. He served as Vice President of Aryt Optronics Industries, Ltd. ("Aryt") from December 1990 to April 1991. From November 1986 to January 1990, Mr. Bibring was a Senior Auditor at Shachak & Company, a public accounting firm in Israel.

     Mr. Egidio became Senior Vice President of the Company in October 1993. From December 1991 to November 1992, he was President and Chief Executive Officer of Metagram America, Inc., a company engaged in the provision of alphanumeric messaging services. From February 1985 to April 1990, Mr. Egidio was President and Chief Executive Officer of MobileMedia Communications, Inc. (formerly Metromedia Paging), a subsidiary of Southwestern Bell engaged in wireless communications.

     Mr. Hilsenrath has served as Senior Vice President of the Company since 1992. From August 1990 to September 1992, he was employed as Engineering Manager by the Aydin Vector Division of Aydin Corporation, a U.S. defense electronics and communications company. From 1983 to 1990, Mr. Hilsenrath was employed by the Communication Directorate of Rafael where he served as Chief Research and Development Engineer.

     Mr. Opet was appointed Vice President of Marketing for the Company in April 1994 and has been Senior Vice President, Marketing and Sales since October 1994. From June 1990 to March 1994, he served as Vice President of Marketing for LIN Broadcasting ("LIN"), a 52% owned subsidiary of McCaw Cellular, where he worked extensively on the introduction of digital cellular systems. From May 1986 to June 1990, Mr. Opet was Vice President of Marketing and Sales for LIN's Philadelphia cellular operations.

     Mr. Robb was  appointed  as Managing  Director for the  Company's  European
Operations in August, 1994. Previously, he had served as Managing Director of NB3 and one of its predecessor companies for more than five years. Prior to January 1987, Mr. Robb served as Sales Director of the Communications Group of Motorola in the United Kingdom for approximately four years.

     Mr. McCoy has served as Senior Vice President and Chief Financial Officer of the Company since September 1995. From November 1994 through September 1995, Mr. McCoy was the Company's Vice President of the North East Region. Prior to joining the Company, from September 1992 through November 1994, Mr. McCoy was President of Greenlake Associates, Inc., a high technology consulting company. From November 1988 through September 1992, Mr. Mc Coy was a member of the Office of the Chairman and Senior Vice President of Business Development for LCI International, Inc., a facilities based long distance telecommunications company.

     Mr. Carus has served as Chief Accounting Officer and Corporate Controller of the Company since June 1995. Mr. Carus is a Certified Public Accountant and, from August 1988 to June 1995, was a Business Assurance Manager in the communications team at Coopers & Lybrand L.L.P., a public accounting firm.

     Mr. Vecsler was appointed General Counsel and Secretary of the Company in March 1996. From May 1995 through March 1996 he served as Corporate Counsel for the Company. Prior to joining the Company, from August 1994 until April 1995, Mr. Vecsler served as Assistant General Counsel at Enviro Source, Inc. From April 1993 until July 1994, he served as Counsel to Fletcher Asset Management, Inc. Mr. Vecsler practiced law at Kelly, Drye & Warren from September 1988 until March 1993.

                                     PART II

Item 5.   MARKET PRICE FOR REGISTRANTS COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's Common Stock currently trades on the NASDAQ National Market under the symbol "GOTK" and on the Pacific Stock Exchange under the symbol "GEO".

     The following tables set forth, for the quarters indicated, the high and low sales prices for the Company's Common Stock as reported on the NASDAQ National Market:


      Year Ended December 31, 1995                 High             Low

First Quarter ........................              9 3/8           6 3/4
Second Quarter .......................              9 7/8           7 1/8
Third Quarter ........................             10               7 1/2
Fourth Quarter .......................              9 1/4           5 1/2

      Year Ended December 31, 1994                 High             Low

First Quarter ........................             16              10 3/8
Second Quarter .......................             11 5/8           7 1/4
Third Quarter ........................             12 1/8           6 3/8
Fourth Quarter .......................             10 3/4           7 1/2

     As of March 25, 1996, there were 56,774,000 record holders of the Common Stock.

     The Company has not declared or paid any cash dividends on the Common Stock since commencing operations and is restricted from paying any dividends on the Common Stock due to debt covenant restrictions. At present, the Company is obligated to pay, for a five-year period following the issuance of its Series H preferred stock, cumulative dividends of $2,000,000 per year on the Series H preferred stock, in cash, and, for a five-year period following the issuance of its Series I preferred stock and Series K preferred stock, respectively, cumulative dividends equaling $700,000 per year on the Series I preferred stock and $700,000 per year on the Series K preferred stock, in cash or shares of Common Stock of the Company, before any cash dividends may be paid on the Common Stock. In addition, the Company is presently obligated to pay cumulative annual dividends of $750,000 per year on its Series L preferred stock, in cash or additional shares of Series L preferred stock, and cumulative annual dividends of $988,125 per year on its Series M preferred stock, in cash or shares of Common Stock, before any cash dividends may be paid on the Common Stock. At present, the Company is current in payment of all required dividends on its outstanding preferred stock.

Item 6.   SELECTED FINANCIAL DATA

                      (In thousands, except per share data)


For the Year ended December 31,                            1995           1994             1993(1)          1992(1)        1991(1)
                                                           ----           ----             -------          -------        -------
Net sales                                               $ 80,279       $ 72,991           $ 48,971          $28,546        $22,186
Net loss from continuing operations                      (87,199)       (42,405)           (50,441)          (2,381)          (892)
Net loss per common share from continuing
operations                                                 (1.75)         (0.90)             (1.43)           (0.21)         (0.29)

As of December 31,                                         1995           1994              1993(1)          1992(1)        1991(1)
                                                           ----           ----             -------          -------         -------
Total Assets                                            $292,564       $179,844           $135,644          $39,366        $34,646
Long-term debt (net of current portion) and
redeemable preferred stock                               135,875         69,396             44,926            3,824          8,510

Shareholders' equity                                      76,262         77,356             69,244           24,432         15,351

(1) Historical numbers were restated for the acquisition in January 1994, through a merger, of 100% of Metro Net Systems Inc. The merger has been accounted for as a pooling of interests.

     The Company did not pay a cash dividend on the Common Stock during any period indicated.

     The difference in financial results among the years is influenced by the following acquisitions and dispositions. In April 1991, 87% of Bogen was acquired. In 1992 PowerSpectrum, Inc. was formed, the defense segment was discontinued and an additional 4% of Bogen was acquired. In 1993 NB3, Speech Design, GMSI and the remaining interest in PowerSpectrum, Inc. were acquired and Oram Electric Industries, Ltd., Oram Power Supplies 1990, Ltd. and Geopower were sold. In 1994, 49% interests in PBG and DBF and an 8% interest in Bogen were acquired. In 1995, the Company sold its interests in Special Design and Bogen to BCI in exchange for, among other things, a 64% interest in BCI, the remaining interests in PBG and DBF were acquired and the Company increased its interest in PST from 56% to 94%. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto included elsewhere in this report.

Results of Operations

General

     Over the past four years, the Company has devoted and expects to continue to devote substantial financial and management resources to the development of a low cost, high quality integrated digital voice and data wireless communications network ("GeoNet(TM)"). Although Management believes GeoNet(TM) will have a positive effect on the Company's results of operations in the long term, it is expected to have a substantial negative effect on the Company's results of operations in the short term. The Company expects to incur substantial losses and have negative cash flow from operations for the foreseeable future, attributable primarily to the operating, sales, marketing, general and administrative expenses relating to the roll out of GeoNet(TM) as well as to a high investment in research and development related to its wireless communications activities. There can be no assurance that the Company will operate at profitable levels or have positive cash flow from operations.

     The Company currently groups its operations primarily into three types of activities: wireless communications, communications products and corporate. The Company's wireless communications subsidiaries are currently engaged primarily in providing trunked mobile radio services in the United Kingdom and Germany utilizing analog equipment, developing and selling wireless data solutions, and implementing a digital wireless communications system for the United States that will provide integrated wireless communications services. The Company is presently in the process of commencing the rollout of GeoNet(TM). The Company started providing commercial services in Philadelphia in January 1996 and in February 1996 announced the initiation of commercial services on GeoNet TM in Washington, DC and Baltimore, MD and in March 1996, announced commercial service in New York. The Company intends to offer GeoNet TM in over 35 markets by the end of 1997.

     The Company's communications products subsidiaries are primarily engaged in the development, manufacturing, and marketing of telephone peripherals and sound and communications equipment.

Summary of Operations

1995 Compared to 1994

     Consolidated revenues increased by 10% in 1995, principally due to subscriber growth of the National Band Three Network ("NBTL") in the United Kingdom.

     Consolidated operating expenses increased by 40.2% in 1995, principally due to increased research and development activities associated with the Company's digital wireless communication system and costs related to the rollout of GeoNet(TM).

     Consolidated losses increased by $44.8 million to $87.2 million in 1995.

     On a consolidated basis, interest expense increased in 1995 principally due to the July 1995 issuance of Senior Secured Discount Notes which accrue interest at 15% as well as the accretion of the value of the warrants issued in connection with the Senior Secured Discount Notes. Interest income increased in 1995 due to greater cash and cash equivalents which resulted from the issuance of the Senior Secured Discount Notes. Amortization expense increased from $2.8 million in 1994 to $4.2 million in 1995 due to the Company's acquisitions of the German Networks.


1994 Compared to 1993

     Consolidated revenues increased by 49% in 1994, principally due to the acquisition of NBTL in July 1993 and higher revenues from the communications products segment.

     Consolidated operating expenses increased by 4.9% in 1994, due to increased research and development activities associated with the Company's digital wireless communication system, costs related to the rollout of GeoNet(TM) and volume growth of the communications product segment.

     Consolidated losses from continuing operations decreased by $8.0 million to $42.2 million in 1994.

     On a consolidated basis, interest expense increased in 1994 due to a higher level of debt outstanding during the year. Interest income increased in 1994 due to greater cash and cash equivalents and higher rates earned on invested funds. Amortization expense increased from $0.9 million in 1993 to $2.8 million in 1994 due to of the Company's 1993 and 1994 acquisitions.

Wireless Communications Activities

     The tables below set forth certain information with respect to the results of operations of the Company's Wireless Communications Activities for the years ended December 31, 1995 and 1994. The North American column includes the U.S. Wireless Network as well as the Company's GMSI and MetroNet subsidiaries.


1995 Compared to 1994

                      For the Year Ended December 31, 1995
                             (Dollars in Thousands)

                                                                                         German
                                           North America               NBTL             Networks            Total
                                           -------------               ----             --------            -----
   Revenues                                       $7,294             $24,985                $707           $32,986
   Gross profit                                   (1,793)             15,514              (1,364)           12,357
     % of revenues                                  (25%)                62%               (193%)               37%
   Research and Development                       33,014                                                    33,014
   Marketing                                      10,906               5,585                 457            16,948
   General and Administrative                     12,649               3,507                 469            16,625
   Equity in losses of less than
     50% -owned entities                                                                   3,332             3,332
   Other income                                   (2,120)               (116)               (124)           (2,360)
   Income (loss) before
     interest and
     amortization & depr.                        (56,242)              6,538              (5,498)          (55,202)
   Amortization and
     depreciation                                  2,462               4,136               1,614             8,212
   Income (loss) before
     interest                                    (58,704)              2,402              (7,112)          (63,414)
   Net income (loss)                            ($58,311)             $1,194             ($7,254)         ($64,371)
   Subscribers                                                        57,400              11,800            69,200

                       For the Year Ended December 31,1994
                             (Dollars in Thousands)

                                                  North                                 German
                                                 America            NBTL               Networks             Total
                                                 -------            ----               --------             -----
   Revenues                                       $5,897          $19,771                                 $25,668
   Gross profit                                    1,282           10,520                                  11,802
     % of revenues                                   22%              53%                                     46%
   Research and Development                       17,074                                                   17,074
   Marketing                                       4,419            4,455                                   8,874
   General and Administrative                     11,512            2,909                                  14,421
   Equity in loss of less than
     50% owned entities                                                                  $1,897             1,897
   Other income                                     (445)             (52)                                   (497)
   Income (loss) before
     interest and
     amortization & depr.                        (31,278)           3,208                (1,897)          (29,967)
   Amortization and
     depreciation                                  1,420            3,960                   504             5,884
   Loss before interest                      (32,698)            (752)               (2,401)          (35,851)
   Net loss                                     ($32,066)         ($1,045)              ($2,401)         ($35,512)
   Subscribers                                                     47,700                 5,200            52,900


     Revenues from wireless communications increased by $7.3 million or 29% for the year ended December 31, 1995. This increase is primarily due to the increase in the number of subscribers using the NBTL network (which totaled approximately 57,400 and 47,700 at December 31, 1995 and 1994, respectively) as well as, the inclusion of the DBF and PBG German Networks on the consolidated basis since July 1995 and December 1995, respectively, amounting to $0.7 million. Average revenue per subscriber on the NBTL network remained constant. Gross profit as a percent of revenues increased as NBTL's cost are primarily fixed thus, allowing subscriber growth to increase the gross profit percentage.

     Research and development expenses (net of government grants) related to the digital wireless system and subscriber unit were $33.0 million for the year ended December 31, 1995. In 1995, the Company continued to receive grants from the Chief Scientist of the Ministry of Commerce and Industry of the Israeli Government ("Chief Scientist"). Such grants, which are recorded as a reduction of research and development expenses, totaled $5.9 million in 1995 ($4.1 million in 1994). Included in research and development expenses is a $5.6 million fourth quarter expense related to scope changes in the development of the digital wireless system. Additionally, research and development expense includes a $6.0 million fourth quarter charge related to payments for the development of the portable subscriber unit. Also included in research and development expense in 1995 is $2.0 million relating to shares of Common Stock issued to Rafael Development Corporation in consideration for a research and development project. The Company expects significant research and development expenses to continue in the future in connection with enhancements made to the system and subscriber unit.

     The Company is presently in the process of commencing wireless service over its proprietary GeoNet(TM) network and accordingly continues to put in place its marketing, engineering, operations and administrative staff and systems. Marketing expenses increased by approximately $8.0 million or 90% due to the commencement of the marketing effort and increase in staff needed to execute the roll-out of GeoNetTM as well as volume growth in the German and NBTL networks. General and administrative expenses increased $2.2 million due to an increase in administrative staff to support GeoNetTM as well as volume growth in the German and NBTL networks.

     For Wireless Communications Activities, equity in losses of less than 50% owned entities increased to $3.3 for the year ended December 31, 1995 from $1.9 million in 1994. The 1995 loss relates to the Company's investment in its German networks prior to the acquisitions of the remaining shares of these two networks. The Company began to fully consolidate these entities subsequent to the date of the acquisitions of the remaining interests. The 1994 loss relates to both of the German networks for six months. These networks have only recently begun operations and subscriber revenues do not cover operating expenses. It is expected that these networks will continue to generate losses in the near future. The number of subscribers on these networks as of December 31, 1995 was approximately 11,800.

     Wireless activities generated a loss before net interest expense, amortization and depreciation of $55.2 million for the year ended December 31, 1995 compared to $30.0 million in 1994. This increase is primarily due to the increased research and development expense as well as costs related to the commencement of the roll-out of the digital wireless communication system for the U.S. network (including approximately $2.4 million relating to shares of common stock issued to Vanguard in consideration for management consulting services, which was $2.5 million in 1994).

     The tables below set forth certain information with respect to the results of operations of the Company's Wireless Communication activities for the years ended December 31, 1994 and 1993. The North American column includes the U.S. Wireless Network as well as the Company's GMSI, Inc. and MetroNet subsidiaries.



                      For the Year Ended December 31, 1994
                             (Dollars in Thousands)

                                                                                    German
                                             North America          NBTL           Networks            Total
                                             -------------          ----           --------            -----
   Revenues                                       $5,897          $19,771                             $25,668
   Gross profit                                    1,282           10,520                              11,802
     % of revenues                                   22%              53%                                 46%
   Research and Development                       17,074                                               17,074
   Marketing                                       4,419            4,455                               8,874
   General and Administrative                     11,512            2,909                              14,421
   Equity in loss of less than
     50% owned entities                                                             $1,897              1,897
   Other income                                     (445)             (52)                               (497)
   Income (loss) before interest
     and amortization & Depr                     (31,278)           3,208           (1,897)           (29,967)
   Amortization and
     depreciation                                  1,420            3,960              504              5,884
   Income (loss) before interest                 (32,698)            (752)          (2,401)           (35,851)
   Net income (loss)                            ($32,066)         ($1,045)          ($2,401)          ($35,512)
   Subscribers                                                     47,700            5,200             52,900

                      For the Year Ended December 31, 1993
                             (Dollars in Thousands)

                                                                                    German
                                               North America          NBTL         Networks          Total
                                               -------------          ----         --------          -----
   Revenues                                        $4,278            $8,060                        $12,338
   Gross profit                                       879             3,641                          4,520
     % of revenues                                    21%               45%                            37%
   Research and Development                        41,281                                           41,281
   Marketing                                          770             1,457                          2,227
   General and Administrative                       7,922             1,037                          8,959
   Equity in losses of less than
     50% -owned entities
   Other income
   Loss before interest
     amortization & Depr.
     and minority interest                        (49,094)            1,147                        (47,947)
   Amortization and
     depreciation                                     510             1,330                          1,840
   Loss before interest and
     and minority interest                        (49,604)             (183)                       (49,787)
   Net loss                                      ($47,381)            ($299)                      ($47,680)
   Subscribers                                                       40,500                         40,500

Wireless Communications

1994 Compared to 1993

     Revenues from wireless communications activities increased by $13.3 million, or 108%, in 1994, primarily due to the acquisitions of NBTL on July 1, 1993 (1994 revenues of NBTL were $19.8 million), and GMSI, Inc. ("GMSI") on May 1, 1993 (1994 revenues of GMSI were $3.5 million). The Company's 1993 results include the results of these subsidiaries from their date of acquisition forward, while the results for 1994 include the results of these subsidiaries for the entire year. On a pro forma basis year-to-year 1994 revenues of NBTL increased by 22%, while revenues of GMSI declined slightly. In addition, the average number of subscribers on the NBTL network increased by 29% in 1994. The increase was the result of an aggressive marketing program as well as through the acquisition of smaller regional networks. While average service revenue per subscriber on the Company's core customer base remained unchanged in 1994, the acquisition of the smaller regional networks, which charge lower tariffs, slightly reduced NBTL's average revenue per subscriber in 1994. U.S. analog wireless networks generated revenues of $2.5 million in 1994.

     Operating expenses decreased $4.6 million or 8.0% in 1994. In 1993, the Company had a $32.4 million non-cash charge related to the July 1993 acquisition of the minority ownership interest in PSI (the Company's U.S. wireless communications subsidiary). In exchange for all the shares of PSI that it did not already own, the Company issued common shares and options to acquire additional shares. The value of the consideration paid over the fair value of the net assets acquired ($32.4 million) has been attributed to the incomplete research and development project and was charged to expense at the time of the exchange. Excluding the non cash charge of $32.4 million, operating expenses increased by $27.7 million or 99%. Expenses at NBTL increased by $9.7 million in 1994, including $7.8 million for both the full year inclusion of NBTL, as well as network operating costs to service the larger subscriber base and approximately $1.9 million of additional marketing and general costs. Research and development expenses (net of grants) related to the digital wireless system and subscriber unit increased by $8.3 million or 94.0%. In 1994, the Company continued to receive grants from the Chief Scientist. Such grants, which are recorded as a reduction of research and development expenses totaled $4.0 million in 1994 and $2.8 million in 1993. Costs related to marketing, engineering, operations and administrative staff and systems totaled $14.8 million in 1994, an increase of $8.1 million over 1993.

     In 1994, the Company acquired minority stakes in two wireless networks in Germany. The Company's 1994 loss related to these networks was $2.4 million.

     The wireless activities generated a loss before net interest expense, amortization and depreciation of $30.0 million in 1994 compared to a loss of $48.0 million in 1993 due to the factors discussed above. Included in the 1994 loss were $17.0 million of research and development costs related to the digital wireless communications system and $14.8 million of rollout costs related to the U.S. network (including approximately $2.5 million relating to shares of common stock issued to Vanguard in consideration for management consulting services).


Communications Products Activities

     In August 1995, the Company transferred its interests in Speech Design GmbH and Bogen Communications, Inc. to Bogen Communications International ("BCI") formerly, European Gateway Acquisition Corporation, in exchange for $7.0 million in cash, $3.0 million in convertible notes receivable, approximately 64% of BCI common shares and warrants to purchase 200,000 shares of BCI common stock at $5.50 per share. The Company will also be eligible to receive additional consideration if the future earnings of both Speech Design and Bogen through July 1997 attain certain levels. The Company continues to control and consolidate this entity.

     The table below sets forth certain information with respect to the results of operations of BCI as consolidated by the Company for the years ended December 31, 1995, 1994 and 1993.

                                                   (Dollars in Thousands)
                                                        December 31

                                            1995           1994          1993
                                            ----           ----          ----
   Revenues                               $44,518       $46,074        $30,060
   Gross profit                            17,180        16,428         11,829
       % of revenue                           39%           36%            39%
   Research and Development                 2,307         2,116          1,702
   Marketing                                9,960         8,913          6,374
   General and Administration               5,962         3,342          2,374
   Other income                              (236)
   Income before interest, tax,
       amortization & depreciation           (813)        2,057          1,379
   Amortization & depreciation              1,242         1,181            956
   Interest expense, tax &
     minority interest                      2,069         1,245            388
   Net (loss) income                      $(4,124)        $(369)            35

1995 Compared to 1994

     Revenues from communications products activities for 1995 decreased by $1.6 million, or 3% to $44.5 million. The overall decrease in revenues is due to a decrease in the Office Automation System ("OAS") product line revenues of $7.8 million, offset by an increase in the core product line revenues by $6.2 million. In December 1995, due to continued losses, the management of Bogen decided to phase out the OAS product line.

     Gross profit for 1995 increased $0.8 million and was equal to 39% of revenues, compared to 36% of revenues in 1994. The increase was entirely attributable to the core product line, in which the gross profit margin increased to 45% in 1995, from 40% in 1994, due primarily to change in product mix and higher average core sales prices. This was offset by the recording of a $1.5 million reserve for certain inventory in the OAS product line based on lower of cost or market.

     The increase in marketing expense of $1.1 million and is due to marketing programs initiated by Bogen to stimulate sales in the OAS product line of business as well as, growth in the core product line.

     The increase in general and administration expenses of $2.6 million is due primarily to costs to execute the aforementioned BCI transaction.

1994 Compared to 1993

     Revenues from communications products activities in 1994 increased by $16.0 million, or 53%. Bogen increased its sales by $11.7 million, mainly due to the growth of its OAS product line. Speech Design's 1994 sales increased by $4.1 million, or 115%.

     Cost of goods sold in 1994, amounted to $29.7 million or 64.3% of sales compared to $18.2 million or 60.6% of sales in 1993. This decrease in gross profit as a percentage of sales in 1994 reflects the change in product mix (the new products introduced by Bogen are typically sold at a lower margin than Bogen's traditional products), the sales to large customers and private label customers which enjoy volume discounts, and Bogen's reduction of the carrying value of certain inventories by $0.9 million. These factors were offset by the consistently higher margins on Speech Design's products.

     Marketing expenses in 1994 amounted to $8.9 million or 19.4% of sales, compared to $6.4 million or 21.2% of sales in 1993. This increase of $2.5 million is largely the result of higher revenue levels in general and higher distribution costs for Bogen's new products.

     General and administrative expenses in 1994 were $3.3 million or 7.2% of sales, compared to $2.4 million or 7.9% of sales in 1993. This increase of $0.9 million in general and administrative expenses is directly related to the higher revenue levels at both Bogen and Speech Design.

     Income before interest, depreciation, amortization, tax and minority interest from the Company's Communications Products activities amounted to $2.1 million in 1994 compared to $1.4 million in 1993.

Corporate Group

     The Corporate Group includes the Company's corporate headquarters and Geotest, Inc. subsidiary. The Company's Corporate Group generated a loss before net interest expense, amortization, depreciation and other charges of $7.2 million for 1995, compared to a loss of $5.9 million in 1994. The increase is primarily due to the general and administrative costs associated with the expansion of the corporate group. Revenues from corporate group subsidiaries were $2.8 million in 1995, compared to revenues of $1.2 million in 1994.

     The Company's Corporate Group generated a loss before net interest expense, amortization, and other charges of $5.9 million in 1994, compared to a loss of $1.1 million in 1993. Revenues from corporate group subsidiaries were $1.2 million in 1994, compared to revenues of $6.6 million in 1993. The decrease in revenue is primarily caused by the disposal by the Company of Oram Electric Industries Ltd., Oram Power Supplies (1990) Ltd., and Geopower, Inc. In 1993 these entities generated a net loss of $0.3 million on revenues of $6.3 million. Operating losses at the Company's Geotest, Inc. subsidiary increased from $0.7 million in 1993 to $1.3 million in 1994. In addition, in 1994 the Company recorded a charge of $3.5 million as a reserve against a loan receivable.

Liquidity and Capital Resources

     The Company requires significant capital to implement its wireless communications strategy. In order to effect its strategy, the Company increased its debt borrowings and entered into a series of transactions, including the sale of debt and equity, mainly to strategic partners. At December 31, 1995, the Company had $61.4 million of cash and cash equivalents.

     The Company's short term cash needs are primarily for capital expenditures related to the digital FHMATM system which GeoNet(TM) is deploying and the other costs of rolling out the U.S. network. One of the advantages of the Company's FHMATM system is its modularity, which allows the Company to execute a flexible roll-out plan requiring a relatively low investment in infrastructure in a given geographical area (compared to other wireless communications systems) which is sufficient to provide commercial service. Additionally, the Company expects to serve customers which require primarily local or regional coverage. Management believes therefore that the Company has additional flexibility in controlling its resources by accelerating or slowing down the rate at which various cities are rolled out without impacting the business results of its then operating city or regional networks in a material way.

     The Company estimates that a minimum average investment of approximately $5 million is required to roll-out an average city. Additional expenditures will be required later if and when increased subscriber capacity or coverage is needed. In addition, the Company estimates that it will continue its present level of research and development expenses during the next 12 months in connection primarily with enhancements to the system and the subscriber unit and other related projects.

     In March 1996, the Company issued $75 million Senior Subordinated Convertible Notes ("Convertible Notes"), due 2001. The Convertible Notes are convertible by the holders after one year from the date of issuance into common stock at a conversion price equal to the lower of (i) $9.50 per share and (ii) the weighted average market price of the share of Common Stock for ten trading day period immediately following the 90th day after issuance date of the Convertible Notes, but shall in no event be less than $8.25 per share. Interest on the Convertible Notes accrue at a rate of 12% per annum and will be payable semi-annually on each February 15 and August 15 commencing August 15, 1996. The Convertible Notes are unsecured senior subordinated obligations of the Company. The Convertible Notes can be converted at the option of the Company after 18 months if the closing price of the Company's common stock for 20 of the 30 trading days and for the five trading days before conversion is 160% of the conversion price.

     On March 4, 1996, the Company and S-C Rig Investments - III, L.P. ("S-C Rig"), a significant stockholder of the Company, which is affiliated with George Soros, reached an agreement in principle pursuant to which S-C Rig will make a $40.0 million unsecured credit facility available to the Company. It is anticipated that all borrowings under the credit facility will accure interest at a rate of 10% per annum and will mature four years from the date of the final borrowing thereunder. It also is anticipated that the Company will be obligated to pay S-C Rig a fee equal to 3% of each borrowing under the credit facility at the time of such borrowing. Borrowings under the credit facility will constitute senior indebtedness of the Company. In connection with the establishment of the credit facility, it is anticipated that the Company will issue to S-C Rig a five-year warrant to purchase 4.2 million shares of Common Stock (subject to adjustment in certain circumstances) at an exercise price of $9.50 per share (subject to adjustment in certain circumstances). The transactions contemplated by the credit facility are subject to a number of conditions, including the negotiation and execution of definitive agreements and the authorization at the Company's next annual meeting of sufficient additional shares of Common Stock to permit the exercise in full of the warrant. There can be no assurances that the

Company will consummate the transactions contemplated by the agreement in principal on the terms described above, or at all.

     The Company is planning to raise additional capital during the next 12 months to continue financing its current operating plan. The Company's long term capital needs include the planned roll-out of the U.S. network in 36 cities, the repayment of convertible debt and redeemable preferred stock (if such are not converted into equity), to finance international networks, and to make acquisitions of business in the field of telecommunications and of spectrum in the United States and internationally. The Company is currently pursuing various alternatives for raising capital including issuance of equity and debt securities, vendor financing, as well as a combination thereof, and other sources. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms, or at all. The failure to obtain such financing may cause the Company to significantly alter its GeoNet TM rollout plan.

     The following discussion of liquidity and capital resources, among other things, details the changes in the Company's financial and cash position during the year ended December 31, 1995.

     During 1995, cash and cash equivalents increased by $33.9 million to $61.4 million, while working capital increased by $22.1 million to $69.2 million as of December 31, 1995.

     Cash utilized in connection with continuing operating activities for the year ended December 31, 1995, amounted to $42.1 million.

     Cash outflows from investing activities, exclusive of decrease in temporary investments of $14.0 million, were $82.3 million. The Company expended $33.9 million on acquisitions of property, equipment $13.1 million on SMR licenses in the United States, and $6.4 million to purchase the remaining stock of one of the German subsidiaries offset by the receipt of $7.0 million in the BCI transactions.

     The Company's financing activities provided cash of $143.3 million. In July 1995, the Company issued, in a private offering, $207.0 million aggregate principal amount at maturity of 15% Senior Secured Discount Notes due July 15, 2005 ("the Notes"). Gross proceeds of the Notes were approximately $100.0 million. The Notes were issued with 6,210,000 detachable warrants ("the Warrants"). Each Warrant entitles the holder to purchase one share of Company common stock at an exercise price of $9.90 per share. The Notes accrue interest until maturity at a rate of 15% per annum. Interest on the Notes are payable semi-annually, in cash, on July 15 and January 15, commencing January 15, 2001. The Notes include covenants that put restrictions on the Company primarily related to making certain investments and incurring additional debt. In August, in connection with the Notes, S-C Rig purchased approximately $21.0 million principal amount of additional units consisting of 15% Senior Secured Discount Notes due 2005 and 621,000 ten year warrants to purchase shares of Company common stock at $9.90 per share. Gross proceeds to the Company were approximately $10.0 million, bringing the total gross proceeds from the issuance of the Notes to $110.0 million. In addition, the Notes are collateralized by a pledge of the capital stock owned by the Company in NBTL, PowerSpectrum, Inc. and subsidiaries, MetroNet Systems, Inc., Geotek Communications GmbH and BCI.

     In March 1995, the Company refinanced the $25.0 million of Senior Secured Notes, that were originally due in September 1995, with $36.0 million of newly issued Senior Secured Notes ("Replacement Notes"). At closing, the Company received net proceeds of $11.0 million and issued warrants to the purchaser to acquire 700,000 of the Company's common shares at $8.125 per share. The Replacement Notes are payable in three equal installments fifteen, twenty four and thirty six months after the closing. Interest at 14.75% is payable quarterly through the term of the Replacement Notes. In accordance with the Replacement Note agreement, the Replacement Notes are being converted into shares of the Company's common stock subject to daily limits and certain other restrictions, at 87.5% of the average trading price of the Company's common stock on the respective conversion dates. As of December 31, 1995, $8.0 million has been converted into 1,228,000 shares of common stock. As a result of the issuance of the aforementioned Replacement Notes in July 1995, the Company's indebtedness under the Replacement Notes was restructured in accordance with the terms thereof by the grant to the lenders of a security interest in a restricted cash account holding approximately $40.5 million and as of December 31, 1995, $30.9 million remains restricted. As conversion of the Replacement Notes occurs, a proportionate amount of the restricted cash becomes unrestricted. This amount is recorded on the balance sheet of the Company, as restricted cash, and is expected to satisfy the principal and total interest of the Replacement Notes. This security interest released the original collateral for the Replacement Notes.

     The Company paid cash dividends totaling $4.1 million on its outstanding preferred stocks. Proceeds from the exercise of warrants and options totaled approximately $1.1 million in 1995.

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

     In connection with Vanguard's purchase of the Series L Stock, the parties agreed to modify the terms of certain options (the "Options") to purchase shares of the Company's common stock granted to Vanguard pursuant the Stock Purchase Agreement between the Company and Vanguard dated December 29, 1993. Pursuant to these modifications, the total number of shares of Common Stock subject to the Options was decreased from ten million shares to seven million shares. Of the remaining Options, Options to purchase two million shares of common Stock at $15.00 per share and two million shares of Common Stock at $16.00 per share expire September 1, 1996 ($16.00 per share options are subject to a March 1, 1997 extension under certain circumstances) and Options to purchase three million shares of Common Stock at $17.00 per share expire one year from the expiration of the $16.00 options. After giving effect to these modifications, Vanguard and TDI each hold one-half of the options exercisable at $15.00 per share, Vanguard holds six-sevenths of each of the Options exercisable at $16.00 and $17.00 per share, respectively and TDI holds one-seventh of each of the options exercisable at $16.00 and $17.00 per share, respectively.

     In May 1995, the Company sold 1,162.5 shares of its Series M Cumulative Convertible Preferred Stock ("Series M Stock"), to a group of investors for an aggregate purchase price of $11,625,000. The shares pay a dividend of 8.5% per annum, contain a conversion premium and can be redeemed by the Company in certain circumstances.

     In July 1995, the Company acquired the remaining 50.1% of the one of the German Networks that it did not own for DM 9.0 million (approximately $6.3 million) and in December 1995, the Company received regulatory approval for the transfer of the 51% of the other German Networks network it did not already own. In the near term these networks will require additional funding as subscriber revenue does not cover operating costs and capital needs. The Company is seeking outside sources of funding for the networks.

     In October 1995, the Company sold 338,000 shares of common stock to Rafael Development Corporation for $3.0 million.

     In November 1995, the Company exchanged certain MetroNet licenses with Nextel Communications, Inc. whereby the Company received 900 MHZ radio channels in seven major U.S. markets. The exchange was accounted for as a non-monetary transaction and no gain or loss was recognized.

     In December 1995, the Company entered into an agreement with Hughes Network Systems ("HNS"), a unit of Hughes Electronics Corporation whereby HNS will extend a $24.5 million line of credit to the Company for a period of two years. This line of credit may be used to acquire additional 900 MHZ spectrum in the United States. The loans made under this agreement bear interest, payable quarterly, at a fixed rate of 12%. As of December 31, 1995, there were no borrowings under this line.

     The debt agreements of the Company contain restrictions on the Company, affecting, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay common stock dividends and make certain investments.

Recently Issued Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which is effective for fiscal years begining after December 31, 1995. The Company will adopt this standard in 1996 and is presently analyzing the impact of this new standard on its financial position and results of operations.

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which is effective for fiscal years begining after December 15, 1995. The Company will adopt the disclosure provisions of this new standard in 1996. Therefore, this new standard will not have an effect on the Company's financial position and results of operations.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The remainder of this page is intentionally left blank. The Financial Statements of the Company begin on the following page.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Pages

Financial Statements:

Geotek Communications, Inc. and Subsidiaries

     Reports of Independent Accountants                              F-1 - F-2

     Consolidated Balance Sheets as of December 31, 1995 and 1994    F-3

     Consolidated Statements of Operations for the years ended
       December 31, 1995, 1994 and 1993                              F-4 - F-5

     Consolidated Statements of Changes in Shareholders' Equity for
       the years ended December 31, 1995, 1994 and 1993              F-6 - F-7

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1995, 1994 and 1993                              F-8 - F-9

     Notes to Consolidated Financial Statements                      F-10 - F-39


Separate Company Financial Statements for Subsidiaries whose
     Capital Stock is Pledged as Collateral.

     National Band Three, Ltd.                                       F-40 - F-60

     Bogen Communications International, Inc and Subsidiaries        F-61 - F-84

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III

     The information called for by Items 10, 11, 12 and 13 (except for the information regarding executive officers called for by Item 10 which is included in Part I hereof as Item A in accordance with General Instruction G(3)) is hereby incorporated by reference from the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements

          See  "Item 8. Financial Statements and Supplementary Data."

   (a)(2) Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts


     (b)  Reports on Form 8-K

          The following Current Report on Form 8-K was filed by the Company during the fourth quarter of 1995:

          Current Report, dated December 21, 1995, reporting that a newly incorporated subsidiary of the Company, Geotek Financing Corporation, entered into a loan agreement with Hughes Network Systems, Inc. ("HNS") pursuant to which HNS is providing up to $24,500,000 of financing, in the form of a note bearing interest at a rate of 12% per annum, for use in connection with the future purchase of 900 MHz licenses from the FCC and from existing third party holders thereof.

     (c)  Exhibits

          The following exhibits are filed as part of this report (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an Annual Report on Form 10-K):

       Exhibit
         No.
       -------

     3.1  Restated Certificate of Incorporation of the Company, as amended.(1)

     3.2  By-Laws of the Company, as amended through May 30, 1992.(2)

     4.1 Restated Certificate of Incorporation of the Company, as amended (incorporated from Exhibit 3.1 above).(1)

     4.2 By-Laws of the Company, as amended through May 30, 1992 (incorporated from Exhibit 3.2 above).(2)

     4.3 Certificate of Designation of Series H Participating Cumulative Convertible Preferred Stock.(3)

     4.4  Certificate  of   Designation  of  Series  I  Cumulative   Convertible
          Preferred Stock.(1)

     4.5  Certificate  of   Designation  of  Series  K  Cumulative   Convertible
          Preferred Stock. (4)

     4.6  Certificate  of   Designation  of  Series  L  Cumulative   Convertible
          Preferred Stock. (5)

     4.7  Certificate  of   Designation  of  Series  M  Cumulative   Convertible
          Preferred Stock. (5)

  ** 4.8  1989 Employee Stock Option Plan, as amended, of the Company.(6)

  ** 4.9  1994 Employee Stock Option Plan of the Company.(7)

     4.10 Certificate of Amendment of the Restated Certificate of Incorporation of the Company filed February 26, 1993.(8)

     4.11 Certificate of Amendment of the Restated Certificate of Incorporation of the Company filed February 16, 1994.(1)

     4.12 Note and Warrant Purchase Agreement, dated as of June 1, 1993, by and between the Company and SC-Geo L.P.(9)

     4.13 Form  of  30-month  Warrant   Certificate   granted  to  Investors  in
          connection  with Note and Warrant  Purchase  Agreement  referenced  in
          Exhibit 4.12, dated July 2, 1993.(9)

     4.14 Form  of  60-month  Warrant   Certificate   granted  to  Investors  in
          connection  with Note and Warrant  Purchase  Agreement  referenced  in
          Exhibit 4.12, dated July 2, 1993.(9)

     4.15 Form of 30-month Commitment Warrant Certificate granted to Investors in connection with Note and Warrant Purchase Agreement referenced in
          Exhibit 4.12, dated June 1, 1993.(9)

     4.16 Form of 60-month Commitment Warrant Certificate granted to Investors in connection with Note and Warrant Purchase Agreement referenced in
          Exhibit 4.12, dated June 1, 1993.(9)

     4.17 Senior Secured Note dated July 2, 1993 from the Company to The SC Fundamental Value Fund, L.P. for the aggregate principal amount of $8,592,000.(9)

     4.18 Senior Secured Note dated July 2, 1993 (together with the note referenced in Exhibit 4.17, above, the "NBTL Notes") from the Company to The SC Fundamental Value BVI Ltd. for the principal aggregate amount of $3,408,000.(9)

     4.19 Pledge Agreement, dated as of July 2, 1993, by and among the Company, The SC Fundamental Value Fund, L.P. [on behalf of itself] and SC Fundamental Value BVI, Ltd.(9)

     4.20 Note and Warrant Purchase Agreement, dated as of March 20, 1995, by and among the Company, The SC Fundamental Value Fund, L.P. and SC Fundamental Value BVI, LTD.(7)

     4.21 Warrant Certificate in connection with Note and Warrant Purchase Agreement referenced in Exhibit 4.20, dated March 30, 1995.(7)

     4.22 Warrant Certificate in connection with Note and Warrant Purchase Agreement referenced in Exhibit 4.20, dated March 30, 1995.(7)

     4.23 Senior Secured Convertible Note dated March 30, 1995 from the Company in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.20.(7)

     4.24 Senior Secured Convertible Note dated March 30, 1995 from the Company in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.20.(7)

     4.25 Pledge Agreement, dated as of March 30, 1995, by and among the Company, certain of its subsidiaries, and SC Fundamental Inc., as agent for, and on behalf of The SC Fundamental Value Fund, L.P. and SC Fundamental Value BVI, LTD.(7)

     4.26 Unit (Note and Warrant) Purchase Agreement, dated June 29, 1995, by and between the Company and Smith Barney Inc. (10)

     4.27 Indenture, dated as of June 30, 1995, between the Company and IBJ Schroder Bank & Trust Company, as trustee. (10)

     4.28 Notes Registration Rights Agreement, dated June 29, 1995, by and between the Company and Smith Barney Inc. (10)

     4.29 Pledge Agreement, dated as of July 6, 1995, by and between the Company and IBJ Schroder Bank & Trust Company, as collateral agent. (10)

     4.30 Share Transfer Agreement, dated July 6, 1995 between the Company and IBJ Schroder Bank & Trust Company, as collateral agent. (10)

     4.31 Charge Over Shares, dated July 6, 1995, between the Company and IBJ Schroder Bank & Trust Company, as collateral agent. (10)

     4.32 Warrant Agreement, dated as of June 30, 1995, by and between the Company and IBJ Schroder Bank & Trust Company, as warrant agent. (10)

     4.33 Warrant Share Registration Rights Agreement, dated July 6, 1995, between the Company and Smith Barney Inc. (10)

     4.34 Defeasance Security Agreement, dated as of July 6, 1995, by and among the Company and SC Fundamental Inc., as agent for and on behalf of the SC Fundamental Value Fund, L.P. and SC Fundamental Value BVI, Ltd.
          (10)

     4.35 Loan agreement dated as of December 21, 1995 between the Company and Hughes Network Systems, Inc. (11)

     4.36 Note Purchase Agreement, dated March 4, 1996, by and between the Company and Smith Barney Inc.(12)

     4.37 Indenture, dated as of March 5, 1996, between the Company and The Bank of New York, as trustee. (12)

     4.38 Registration Rights Agreement, dated March 5, 1996, between the Company and Smith Barney Inc. (12)

     10.1 Stockholders Voting Agreement, dated as of February 23, 1994, among the Company, Vanguard Cellular Systems, Inc., S-C Rig Investments-III, L.P., Evergreen Canada-Israel Investment & Co., Ltd., Yaron Eitan and Winston Churchill.(1)

     10.2 Asset Exchange Agreement, dated as of March 24, 1995, by and between the Company, Metro Net Systems, Inc., Nextel Communications, Inc. and certain Nextel subsidiaries. (7)

     10.3 FMHA Commercial Subscriber Unit Agreement dated as of June 8, 1994, between the Company and Mitsubishi Consumer Electronics America, Inc.
          (13)

     10.4 FMHA  Portable   Subscriber  Unit  Agreement dated as of May 19, 1995,
          between the Company and Hughes Network Systems, Inc. (13)

*    12   Computation of Ratio of Earnings to Fixed Charges

*    21   Subsidiaries of the Company.

*    23.1 Consent of Coopers & Lybrand L.L.P.-
               Geotek Communications, Inc.
               Bogen Communications International, Inc.

*    23.2 Consent of Shachak & Co. -
               PowerSpectrum Technology Ltd.

     23.3 Consent of Coopers & Lybrand -
               National Bank Three Limited

*    Filed herewith

**   Compensation Plan

----------
(1) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(2) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-3 (Registration No. 33-64117) filed with the Commission on November 9, 1995.

(3) Incorporated by reference to the Exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-3 (Registration No. 33-72820) filed with the Commission on January 25, 1994.

(4) Incorporated by reference to the Exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-3 (Registration No. 33-85296) filed with the Commission on May 26, 1995.

(5) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated May 26, 1995.

(6) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-3 (Registration No. 33-72820) filed with the Commission on December 10, 1993.

(7) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(8) Incorporated by reference to the Exhibits to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 33-42185) filed with the Commission on August 27, 1993.

(9) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K/A No. 1 filed with the Commission with respect to events whose earliest date was June 18, 1993.

(10) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated July 6, 1995.

(11) Incorporated by reference to the Exhibits to the Company's current report on Form 8-K dated Decemebr 27, 1995.

(12) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated March 4, 1996.

(13) Incorporated by reference to the Exhibits to the Company's current report on Form 8-K/A dated June 26, 1995.

                           GEOTEK COMMUNICATIONS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

 Column A                                   Column B     Column C (1)      Column C (2)       Column D             Column E
 --------                                 ----------     ------------      ------------       --------             --------
                                          Balance at      Charged to                                              Balance at
                                           Beginning        osts and                                                 End of
                                           of Period        Expenses             Other        Deduction              Period
                                           ---------        --------             -----        ---------              ------

Description
Year ended December 31, 1995:
Allowance for doubtful accounts               $1,125            $950                               $588              $1,487
Deferred tax asset valuation account          15,400                            28,050                               43,450
Reserve for inventory
    lower of cost or market                    1,293           2,504                                939               2,858
                                               -----           -----         ---------            -----               -----
                                             $17,818          $3,454           $28,050           $1,527             $47,785
                                             =======          ======           =======             ====             =======
Year ended December 31, 1994:
Allowance for doubtful accounts                 $840            $527                               $242(a)           $1,125
Deferred tax asset valuation account           5,877                             9,523                               15,400
Reserve for inventory
     lower of cost or market                      99           1,195                                  1(b)            1,293
                                               -----           -----            ------             ----               -----
                                              $6,816          $1,722            $9,523             $243             $17,818
                                              ======          ======            ======             ====             =======
Year ended December 31, 1993:
Allowance for doubtful accounts                  $69             $93              $678(c,d)                            $840
Deferred tax asset valuation account           2,767                             3,110                                5,877
Reserve for inventory
     lower of cost or market                      45              15                39  (c)                              99
                                                 ---             ---             -----                                 ----
                                                $114            $108            $3,827                               $6,816
                                                 ===             ===             =====                                =====


(a) Uncollectible accounts written off, net of recoveries.

(b) Write-off of obsolete inventory.

(c) Assumed through acquisition.

(d) Liability of deconsolidated and partially disposed entity.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GEOTEK COMMUNICATIONS, INC.


By: /s/ Yaron I. Eitan
    ------------------
    Yaron I. Eitan, Director, President and
    Chief Executive Officer

Date:   March 28, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 28, 1996 by the following persons on behalf of the registrant in the capacities indicated.


/s/ Winston Churchill                Chairman of the Board
---------------------------
    Winston Churchill


/s/ Yaron I. Eitan                   Director, President and Chief Executive
---------------------------
    Yaron I. Eitan                   Officer (Principal Executive Officer)


/s/ Walter E. Auch                   Director
---------------------------
    Walter E. Auch


/s/ George Calhoun                   Director
---------------------------
    George Calhoun


/s/ Purnendu Chatterjee              Director
---------------------------
    Purnendu Chatterjee


/S/ Haynes Griffin                   Director
---------------------------
    Haynes Griffin


/s/ Richard Krants                   Director
---------------------------
    Richard Krants


/s/ Richard T. Liebhaber             Director
---------------------------
    Richard T. Liebhaber


/s/ Haim Rosen                       Director
---------------------------
    Haim Rosen


/s/ Kevin Sharer                     Director
---------------------------
    Kevin Sharer


/s/ William Spier                    Director
---------------------------
    William Spier

/s/ Michael McCoy                    Senior Vice President and Chief  Financial
---------------------------
    Michael McCoy                    Officer (Principal Financial Officer)

/s/ Michael Carus                    Chief Accounting Officer and Corporate
---------------------------
    Michael Carus                    Controller

                                  EXHIBIT INDEX
                                  -------------
Exhibit
  No.
-------

12             Computation of Ratio of Earnings to Fixed Charges
23.1           Consent of Coopers & Lybrand L.L.P.-
                     Geotek Communications, Inc.
                     Bogen Communications International, Inc.
23.2           Consent of Shachak & Co. -
                     PowerSpectrum Technology Ltd.
23.3           Consent of Coopers & Lybrand -
                     National Band Three Limited

                     [Coopers & Lybrand L.L.P. Letterhead]

                       REPORT OF INDEPENDENT ACCOUNTANTS

                                   ----------



To the Board of Directors and Shareholders of Geotek Communications, Inc.


We have audited the consolidated financial statements and the consolidated financial statement schedule of Geotek Communications, Inc. and Subsidiaries as listed in Item 14(a)(1) and (2) of this Form 10-K. The consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits. We did not audit the financial statements of PowerSpectrum Technologies, Ltd., a consolidated research and development joint venture, which statements reflect losses from continuing operations of approximately 22%, 28%, and 34% of the corresponding consolidated totals in 1995, 1994 and 1993, respectively. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for PowerSpectrum Technologies, Ltd. for 1995, 1994, and 1993 is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits, and the reports of other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geotek Communications, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, based on our audits and the reports of other auditors, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.






                                              COOPERS & LYBRAND L.L.P.



New York, New York
March 26, 1996

                    [Shachak Peer Reznick & Co. Letterhead]


                                AUDITORS' REPORT

To the shareholders of
POWERSPECTRUM TECHNOLOGY LTD.

We have audited the accompanying balance sheets of POWERSPECTRUM TECHNOLOGY LTD. (hereinafter - "the Company") as of December 31, 1995 and 1994, and the statements of operation, changes in shareholders' equity and cash flows for the two years ended December 31, 1995 and for the fifteen month period ended December 31, 1993. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Israeli Auditors' Regulations (Auditors' Mode of Performance), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether caused by an error in the financial statements or by an irregularity therein. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a fair basis for our opinion.

The financial statements referred to above have been prepared on the basis of historical cost, restated for the general purchasing power of the Israeli currency, in conformity with statements of the Institute of Certified Public Accountants in Israel. Condensed financial statements in nominal values, are presented in Note 18.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994 and the results of operations, changes in shareholders' equity and its cash flows for the two years ended December 31, 1995 and for the fifteen month ended December 31, 1993, in conformity with generally accepted accounting principles in Israel which are essentially identical in all material matters to the accounting principles generally accepted in the U.S.

Pursuant to Section 211 of the Companies Ordinance (New Version) 1983, we state that we have obtained all the information and explanations we required and that our opinion on the abovementioned financial statements is given according to the best of our information and the explanations received by us and as shown by the books of the Company.

Without qualifying our opinion, we draw attention to Note 1B as to the Company being in the developing stage of certain applications of its products. The Company's ability to continue its operation is contingent upon funding by shareholders or others.


/s/ SHACHAK PEER REZNICK & CO.
Shachak Peer Reznick & Co.
Certified Public Accountants (Israel)

Tel Aviv, March 26, 1996

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1995 and 1994
                  (Dollars in thousands, except per share data)

                                                            1995         1994
    ASSETS                                                ---------    ---------
Current assets:
Cash and cash equivalents                                $  61,428    $  27,531
Temporary investments                                        7,945       21,960
Restricted cash                                             36,971        2,555
Accounts receivables trade, net of allowance
  for doubtful accounts of $1,487 in 1995
  and $1,125 in 1994                                        14,028       11,371
Inventories                                                 10,483        8,667
Deposits for spectrum licenses                              11,500
Prepaid expenses and other assets                            5,621        7,468
                                                         ---------    ---------

  Total current assets                                     147,976       79,552

Investments in affiliates                                    3,078       26,582
Property, plant and equipment, net                          66,110       24,446
Intangible assets, net                                      68,181       46,099
Other assets                                                 7,219        3,165
                                                         ---------    ---------
                                                         $ 292,564    $ 179,844
                                                         =========    =========

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade                                 $  17,948    $  12,490
Accrued expenses and other                                  23,005       12,315
Notes payable, banks and other                               8,285        5,641
Current maturities, long-term debt                          29,577        2,056
                                                         ---------    ---------
   Total current liabilities                                78,815       32,502
                                                         ---------    ---------

Long-term debt                                              95,875       29,396
Other non current liabilities                                1,217          198
Minority interest                                              395          392

Redeemable preferred stock                                  40,000       40,000
Commitments and contingent liabilities

Shareholders' equity:
  Preferred stocks, $.01 par value:                             11
  Common stock, $.01 par value:
     Authorized 99,000,000 and 86,000,000
     issued 55,251,000 and 50,869,000
     shares respectively, outstanding 55,031,000 and
     50,631,000 shares, respectively                           553          509
  Capital in excess of par value                           272,456      186,651
  Foreign currency translation adjustment                    1,012          767
  Accumulated deficit                                     (196,384)    (109,185)
  Treasury stock, at cost (238,000 common shares)           (1,386)      (1,386)
                                                         ---------    ---------
                                                            76,262       77,356
                                                         ---------    ---------
                                                         $ 292,564    $ 179,844
                                                         =========    =========

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1995, 1994 and 1993
                             (Dollars in thousands)

                                                                 1995         1994         1993
                                                              ---------    ---------    ---------
Revenues:
Net product sales                                             $  52,613    $  48,370    $  37,501
Service income                                                   27,666       24,621       11,470
                                                              ---------    ---------    ---------

Total revenues                                                   80,279       72,991       48,971
                                                              ---------    ---------    ---------
Costs and expenses:
Cost of goods sold                                               32,380       31,174       25,653
Cost of services                                                 20,391       16,578        7,958
Research and development                                         35,580       19,477       10,570
Acquisition of minority interest of a subsidiary
  assigned to a research and development project                                           32,430
Marketing                                                        28,024       18,291        8,913
General and administrative                                       30,827       19,850       12,508
Interest expense                                                 16,714        3,101        2,591
Interest income                                                  (5,148)      (2,761)      (1,188)
Amortization of intangibles                                       4,162        2,772          919
Equity in losses of investees                                     4,895        3,056           34
Other expenses (income)                                          (2,597)       3,027          479
                                                              ---------    ---------    ---------

Total costs and expenses                                        165,228      114,565      100,867
                                                              ---------    ---------    ---------

Loss from continuing operations before taxes
    on income and minority interest                             (84,949)     (41,574)     (51,896)
Taxes on income                                                  (2,222)        (660)
Minority interest                                                   (28)        (171)       1,455
                                                              ---------    ---------    ---------

Loss from continuing operations                                 (87,199)     (42,405)     (50,441)
Discontinued operations:
    Gain on disposal                                                                          323
                                                              ---------    ---------    ---------
                                                                                              323
                                                              ---------    ---------    ---------
Loss before extraordinary item and
    cumulative effect of accounting change                      (87,199)     (42,405)     (50,118)
Extraordinary item - loss from early extinguishment of debt                                (2,340)

Cumulative effect of change in fiscal year of subsidiary                                   (1,207)
                                                              ---------    ---------    ---------

Net loss                                                        (87,199)     (42,405)     (53,665)

Preferred dividends                                              (4,132)      (2,066)        (246)
                                                              ---------    ---------    ---------

Net loss applicable to common stock                           $ (91,331)   $ (44,471)   $ (53,911)
                                                              =========    =========    ---------

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS, (Continued)
              for the years ended December 31, 1995, 1994 and 1993

                                                1995         1994         1993
                                               ------       ------       ------
Weighted average number of common
  shares outstanding                        52,329,000   49,687,000   35,579,000
                                            ==========   ==========   ==========


Per common share:
Loss from continuing operations,
    after preferred dividends                  $(1.75)      $(0.90)      $(1.43)
  Discontinued operations:
    Gain on disposal                                                       0.01
                                               ------       ------       ------
Loss before extraordinary item and
    cumulative effect of accounting change      (1.75)       (0.90)       (1.42)
Extraordinary item - loss from early
    extinguishment of debt                                                (0.07)
Cumulative effect of change in fiscal
    year of subsidiary                                                    (0.03)
                                               ------       ------       ------

  Net loss applicable to common shares         $(1.75)     $( 0.90)      $(1.52)
                                                =====       ======        =====




                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         as of and for the years ended December 31, 1995, 1994 and 1993
                                 (In Thousands)



                                                                                               Foreign
                                              Preferred Stock    Common    Stock  Capital in   Currency
                                              ----------------   ------   ------   Excess of  Translation   Accumulated    Treasury
                                              Shares    Amount   Shares   Amount   Par Value   Adjustment     Deficit       Stock
                                              ------    ------   ------   ------   ---------   ----------   -----------    -------
Balance, January 1, 1993                     1,096      $  11    21,814    $219    $ 49,154                    $(13,115)  $(11,837)
Issuance of common stock and warrants:
Unit offering, net of related costs                               4,952      50      18,286
   Exercise of warrants and options                              13,343     133      36,674
   Acquisition of Speech Design                                     552       5       3,137
   Conversion of preferred stock              (484)        (5)    1,323      13          (8)
   Other                                                             92       1         269
Issuance of options in connection
   with the acquisition of Gandalf                                                      303
Capital contributed to Metro Net                                                        107
Issuance of warrants in connection
   with note payable                                                                  3,708
Issuance of shares and options in
   connection with the acquisition of
   minority interest in PSI                                       5,113      51      37,589                                 (1,386)
Retirement of Treasury Stock                  (267)        (3)   (1,200)    (12)    (11,822)                                11,837
Translation Adjustments                                                                            (204)
Preferred dividends                                                                    (246)
Net loss                                                                                                        (53,665)
                                               ---         --    ------     ----   --------      ------         -------    -------

Balance, January 1, 1994                       345         $3    45,989     $460   $137,151       $(204)       $(66,780)   $(1,386)
Issuance of common stock and warrants:
   Exercise of warrants and options                               1,394       14      3,833
   Conversion of Series A preferred stock     (345)        (3)      345        3
Acquisition of minority interest in Bogen                           233        2      3,439
Sale to Vanguard pursuant to
   stock purchase agreement                                       2,500       25     29,225
Issuance of shares to Vanguard pursuant to
   management consulting agreement                                  258        3      2,514
Acquisition of additional interest in GMSI                          150        2      1,630
Issuance of warrants in
   connection with note payable                                                         925
Issuance of Series I Preferred Stock                                                 10,000
Preferred dividends                                                                  (2,066)
Changes in currency translation adjustment                                                          971
Net Loss                                        __         __    ______     ____                                (42,405)
                                                                                   --------        ----         -------    ------
Balance, December 31, 1994                       0         $0    50,869     $509   $186,651        $767       $(109,185)   $(1,386)

                 See notes to consolidated financial statements

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, Continued
         as of and for the years ended December 31, 1995, 1994 and 1993
                                 (in Thousands)



                                                                                               Foreign
                                              Preferred Stock    Common    Stock   Capital in   Currency
                                              ----------------   ------   ------   Excess of  Translation   Accumulated    Treasury
                                              Shares    Amount   Shares   Amount   Par Value   Adjustment     Deficit       Stock
                                              ------    ------   ------   ------   ---------   ----------   -----------    -------
Balance, January 1, 1995                            0      $0    50,869     $509   $186,651       $767      $(109,185)     $(1,386)
Issuance of common stock and warrants:
      Exercise of warrants and options                              466        5      1,158
Shares issued in acquisition of minority
     interest in PST                                              1,800       18      8,550
Issuance of shares to RDC                                           338        3      2,997
Issuance of shares to Vanguard pursuant to
      management consulting agreement                               300        3      2,436
Issuance of shares in connection with
     research and development project                               250        3      2,029
Issuance of shares in connection
     with debt conversion                                         1,228       12      8,008
Issuance of warrants in connection
     with note payable                                                                1,800
Issuance of warrants in connection
     with bonds payable                                                              32,107
Issuance of Series K Preferred Stock                                                 10,000
Issuance of Series L Preferred Stock            1,062     $11                         9,692
Issuance of Series M Preferred Stock                1                                11,160
Preferred dividends                                                                  (4,132)
Changes in currency translation adjustment                                                         245
Net Loss                                                                                                      (87,199)
                                                  ---     ---    ------     ----   --------       ----        --------     -------
Balance, December 31, 1995                      1,063     $11    55,251     $553   $272,456     $1,012      $(196,384)     $(1,386)
                                                =====     ===    ======     ====   ========     ======      ==========     ========

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1995, 1994 and 1993
                             (Dollars in thousands)

                                                                      1995        1994        1993*
                                                                    --------    --------    --------
Cash flows from operating activities:
  Net loss                                                          $(87,199)   $(42,405)   $(53,665)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Cumulative effect on prior year of changing
          the fiscal year end of a subsidiary                                                  1,207
    Discontinued operations:
       Gain on disposal                                                                         (323)
    Minority interest                                                     28         171      (1,455)
    Depreciation and amortization                                     10,124       7,438       2,910
    Provisions for inventory reserve for lower of cost or market       1,586       1,195
    Post acquisition adjustment for utilization of acquired
          net operating loss carryforwards                               950         573
    Non cash interest expense                                         11,116
    Non cash license income                                             (658)
    Gain on sale of property, plant and equipment                        (93)
    Non cash acquisition of minority interest of a subsidiary,
          assigned to a research and development project                                      32,430
    Amortization of discount on senior secured note payable              298         391       1,545
    Equity in losses of investees                                      4,895       3,056          34
    Loss on extinguishment, net of cash portion                                                2,163
    Loss on sale of subsidiaries                                                                 479
    Reserve for impairment of loan                                                 3,500
    Issuance of stock for management consulting fee                    2,439       2,517
    Issuance of shares in connection with
          Research and development project                             2,032
    Non cash related party compensation expense                           90
  Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                   (1,945)        876      (1,732)
         (Increase) decrease in inventories                           (3,398)     (3,061)      1,083
         Decrease (increase) in prepaid expenses and other assets      3,102      (5,312)     (2,971)
         Increase in accounts payable and accrued expenses            13,182       6,900       4,790
         Other                                                         1,400          84        (805)
                                                                    --------    --------    --------

Net cash used in operating activities                                (42,051)    (24,077)    (14,310)
                                                                    --------    --------    --------


Cash flows from investing activities:
   Acquisition of, and deposits for, spectrum licenses               (13,149)    (12,963)     (5,281)
   Net decrease (increase) in temporary investments                   14,015     (14,087)     (7,872)
   Non cash transaction expense for BCI                                  740


* Opening balance sheet adjusted to reflect cumulative effect of change in fiscal year of subsidiary.

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
              for the years ended December 31, 1995, 1994 and 1993
                             (Dollars in thousands)

                                                               1995         1994         1993*
                                                            ---------    ---------    ---------
   Restricted cash                                            (34,416)      (2,555)
   Proceeds from sale of interests in
       Bogen and Speech Design                                  7,000
   Proceeds from sale of subsidiaries shares                                              6,180
   Contract deposits -other current assets                     (1,227)
   Acquisitions of property, plant and equipment              (33,853)     (10,458)      (2,279)
   Collection of notes receivable                                                            37
   Proceeds from sale of property, plant and equipment            250
   Cash used in acquisition of subsidiaries, net               (9,732)     (25,842)     (27,903)
   Loan to Harris Adacom B.V                                                (3,500)
   Other                                                        2,106                       (59)
                                                            ---------    ---------    ---------

   Net cash used in investing activities                      (68,266)     (69,405)     (37,177)
                                                            ---------    ---------    ---------

Cash flows from financing activities:
   Net borrowings, (repayments) under
       line-of-credit agreements                               (1,000)       2,390         (268)
   Proceeds from debt and warrants                                           2,674
   Repayments of debt                                          (2,311)      (1,507)     (14,035)
   Net proceeds from issuance of stock and debentures                                    18,715
   Proceeds from issuance of common stock                       3,000
   Proceeds from issuance of redeemable preferred stock                                  40,000
   Proceeds from issuances of convertible preferred stock      30,863       10,000
   Deferred financing costs                                    (4,692)                   (1,200)
   Proceeds from issuance of senior
       secured note and related warrants                       36,000       25,000       12,000
   Repayments of Secured Note                                 (25,000)
   Proceeds from issuance of senior secured notes
       and related warrants                                   110,079
   Investment by others in stock of subsidiary                                            2,124
   Proceeds from issuance of stock and warrants
       to Vanguard                                                          29,250
   Proceeds from issuance of options                                                        303
   Proceeds from exercise of warrants and options               1,073        3,848       36,807
   Payment of preferred dividends                              (4,132)      (2,066)        (246)
   Repayment of capital lease obligations                        (617)
   Other                                                                      (289)         587
                                                            ---------    ---------    ---------
   Net cash provided by
     financing activities                                     143,263       69,300       94,787
                                                            ---------    ---------    ---------

Effect of exchange rate changes on cash                           951           27         (277)
Increase (decrease) in cash and equivalents                    33,897      (24,155)      43,023
Increase in cash due to a change in the
     fiscal year end of a subsidiary                                                      5,638
Cash and equivalents, beginning of year                        27,531       51,686        3,025
                                                            ---------    ---------    ---------

Cash and equivalents, end of year                           $  61,428    $  27,531    $  51,686
                                                            =========    =========    =========

* Opening balance sheet adjusted to reflect cumulative effect of change in fiscal year of subsidiary.

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
              for the years ended December 31, 1995, 1994 and 1993
                             (Dollars in thousands)

                                                               1995         1994         1993
                                                            ---------    ---------    ---------
Supplemental cash flow information:

   Interest paid                                               $5,923       $3,142        $ 822

Supplemental schedule of noncash investing
    and financing activities:
   Summary of acquired subsidiaries:
   Fair value of assets acquired in purchase transactions      14,840                     4,217
   Liabilities assumed in purchase transactions                13,466        2,066        2,029
   Disposition of investee                                                                  185
   Stock issued for acquisition of subsidiary                                             3,142
      Issuance of common stock and warrants to acquire:
   PowerSpectrum, Inc. minority interest                                                 37,640
   Acquisition of additional interest in GMSI                                1,631
   Bogen, Inc. minority interest                                             3,441
   Issuance of shares to subsidiary                                                       1,386
   Conversion of Preferred Stock -Series A                                       1
   Management consulting fees paid in common stock              2,439        2,517
   Issuance of shares in connection with
      research and development project                          2,032
   Non cash transaction expense for BCI                           740
   Issuance of shares in connection with
      debt conversion                                           8,020
   Conversion of debenture by-related party
      into shares of subsidiary                                   812
   Issuance of shares for acquisition of minority
      interest in PST                                           8,568
   Stock issued in lieu of debt payment                                                     150
   Acquisition of assets under capital lease                      986



                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.   Summary of Significant Accounting Policies:

     Basis of Presentation and Principles of Consolidation

     The consolidated financial statements of Geotek Communications, Inc. ("the Company") include all wholly-owned, majority-owned and controlled subsidiaries. The Company accounts for 20%-50% owned entities by the equity method. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the 1994 and 1993 financial statements and notes have been reclassified to conform to the 1995 presentation.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used for allowance for doubtful accounts, inventory reserve for the lower of cost or market, product warranty reserves, depreciation and amortization and the estimated lives of assets, including intangibles.

     Revenue Recognition

     Commercial manufacturing product revenues, net of expected sales returns, are recognized upon shipment. Revenues relating to contracts for the sale and installation of wireless dispatch systems are recognized using the percentage of completion method. Revenues for service income are recognized when services are provided. Deferred revenues are recognized when the customer is billed in advance and is recorded in income in the period to which the advance billing relates.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Cash Equivalents

     Cash equivalents are highly liquid debt instruments purchased with an original maturity of three months or less, and are considered to be cash equivalents for cash flow reporting purposes.

     Temporary Investments

     Management determines the appropriate classification of its investments in debt securities with maturities of more than three months at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company has the intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. At December 31, 1995 and 1994, the Company did not have any investments in equity or debt securities that qualified as trading or available for sale.

     Concentration of Credit Risk and Off-Balance-Sheet Risks

     The Company provides mobile radio services to commercial customers in the United States, the United Kingdom and Germany and designs, manufactures and distributes electronic communications equipment for commercial customers, under contractual arrangements. The Company performs ongoing credit evaluations of its commercial customers and generally does not require collateral. The Company maintains reserves for potential losses from these contractual arrangements. Credit risk with respect to accounts receivable is limited due to the large number of customers and their industry and geographic dispersion. The Company's Israeli subsidiaries are prohibited from making certain payments, including loans, to entities outside of Israel without the Bank of Israel's approval. The subsidiaries are permitted, however, to distribute dividends, reimburse expenses and make other specific payments.

     Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Property, plant and equipment acquired through acquisition is recorded at the fair value at the date of acquisition. Depreciation and amortization are provided principally by the straight-line method over the estimated useful lives of the related assets which range between 3 to 10 years. Gains or losses arising from dispositions are recorded in operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.   Summary of Significant Accounting Policies: continued

     Interests costs incurred on borrowings during the construction of the network infrastructure for each market (until the assets are substantially complete and ready for use) are capitalized. Interest capitalized amounted to $0.5 million in 1995.

     Intangible Assets

     The excess of cost over the fair value of net assets acquired is amortized on a straight-line basis over twenty to forty years. At each balance sheet date management assesses whether there has been an other than temporary impairment in the value of goodwill by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of goodwill. The factors considered by management in performing this assessment include current operating results, trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors. FCC and other private radio licenses are amortized over twenty years.

     Foreign Currency Translation

     For international operations, assets and liabilities are translated at year-end exchange rates and income statement items are translated at average exchange rates for the period. Resulting translation adjustments are recorded as a separate component of shareholders' equity.

     Research and Development

     Research and Development expenditures are expensed as incurred. All expenses relating to research and development ventures are recorded, net of grants, as research and development expense.

     Taxes on Income

     Effective January 1, 1993 the Company implemented SFAS No. 109, "Accounting for Income Taxes". This pronouncement changed the method of accounting for income taxes from the deferred method to the liability method, which includes a requirement for adjustment of deferred tax balances for tax rate changes.

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

     Loss Per Common Share

     Net loss per common share is computed by dividing the net loss, after preferred dividend requirements, by the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded since the effect would be anti-dilutive.

     Recently Issued Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which is effective for fiscal years beginning after December 31, 1995. The Company will adopt this standard in 1996 and is presently analyzing the impact of this new standard on its financial position and results of operations.

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. The Company will adopt the disclosure provisions of this new standard in 1996. Therefore, this new standard will not have an effect on the Company's financial position and results of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

2.   Acquired, Discontinued and Disposed of Operations:


     Wireless Networks in Germany

     The Company acquired 49% of Preussag Bundelfunk GmbH ("PBG") in July 1994, for approximately $14.0 million in cash. The Company did not have a controlling interest in PBG and accounted for its investment under the equity method. Under the terms of its investment, the Company agreed to fund PBG after PBG's capital was exhausted and in 1995, the Company recorded 100% of PBG's losses as its share under the equity method. In December 1995, after regulatory approval for the transfer of the mobile radio licenses, the remaining 51% of PBG was transferred to the Company for no additional consideration and the Company began to consolidate the results of PBG in its financial statements. The Company has guaranteed the repayment of certain debt of PBG, due in 1999, to the seller, Preussag Mobilefunk GmbH ("PMG"), of DM 3.5 million plus interest (approximately $2.4 million). This guarantee has been collateralized by a letter of credit. The excess of the purchase price over the Company's share of the fair value of the net assets of PBG at the date of acquisition of $12.5 million has been accounted for as goodwill and is being amortized over 20 years.

     The Company acquired 49.9% of DBF Bundelfunk GmbH & Co. ("DBF") in August 1994 for approximately $5.3 million in cash. In addition, the Company and the seller, Quante A.G., committed to contribute DM 5.0 million (approximately $3.2 million), of which DM 3.0 million (approximately $1.8 million) was contributed by the Company prior to December 31, 1994. The Company and Quante were granted call and put options, respectively, for the remaining 50.1% of DBF held by Quante. In March, 1995 Quante exercised its option to sell its 50.1% interest in DBF to the Company for DM 9.0 million (approximately $6.3 million) in cash. Prior to July 1995, the Company did not have a controlling interest in DBF and thus, accounted for its investment, and its funded share of the losses, under the equity method. Upon the purchase of the remaining 50.1% interest in DBF in July 1995, the Company began to consolidate the results of DBF in its financial statements. The excess of the purchase price over the Company's share of the fair value of the net assets of DBF at the date of acquisition of $10.1 million has been accounted for as goodwill and is being amortized over 20 years.

     Communication Products

     In August 1995, the Company transferred its interest in Speech Design GmbH and Bogen Communications, Inc. to Bogen Communications International ("BCI") (formerly, European Gateway Acquisition Corporation) in exchange for $7.0 million in cash, $3.0 million in convertible notes, approximately 64% of BCI's common shares and warrants to purchase 200,000 shares of BCI common stock. The Company will also be eligible to receive additional consideration if the future earnings of both companies through July 1997 attain certain levels. This transaction had no material recurring effect on the Company's results of operations and the Company continues to control and consolidate these entities. Included in general and administrative expenses are $1.5 million of costs to effect the transaction. The BCI warrant holders hold approximately 3,800,000 warrants to purchase one share of BCI common stock for between $5.00 to $5.50. These warrants are callable upon certain events. For services provided in connection with the transaction, a director of the Company acquired 19,500 shares in BCI.

     In January 1994, the Company completed a tender offer, whereby its interest in Bogen Communications, Inc. increased from 91% to 99% in exchange for 233,442 shares of the Company's common stock. The shares have been valued at $3.4 million, which amount was recorded as additional goodwill.

     In February 1993, the Company acquired a 67% interest in Speech Design GmbH, a Munich based developer, manufacturer and marketer of telephone peripherals in exchange for $900,000 in cash and notes and 553,000 of the Company's common shares. Goodwill created from this acquisition was $3.7 million, with $2.6 million remaining as of December 31, 1995.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

2.   Acquired, Discontinued and Disposed Operations: continued

     Other Acquisitions

     In May 1993, the Company acquired a 66% interest in GMSI (formerly known as Gandalf Mobile Systems, Inc.) in consideration for Canadian $2.0 million (approximately $1.5 million) and the guarantee by the Company of Canadian $2.0 million in debt (due in 1998) to the seller. In April 1994, upon the exercise by GTI, GMSI's former parent company, of a put option granted at the acquisition date, the Company acquired GTI's remaining 10% interest in GMSI in consideration for 150,000 shares of the Company's common stock. The shares issued in April 1994 have been valued at $1.6 million, which amount has been recorded as additional goodwill.

     In July 1993, the Company acquired all of the outstanding stock of National Band Three Ltd. ("NBTL"), the only national provider of private mobile radio services in Great Britain, for approximately $24.0 million in cash. The intangible asset created from this transaction was $8.1 million with $6.1 million remaining as of December 31, 1995.

     In July 1993, the Company acquired the 38% of its US wireless subsidiary, PSI, that it did not already own, through a merger of PSI into a wholly-owned subsidiary of the Company (the "Merger"). In connection with the Merger, the Company issued approximately 5.1 million shares of common stock and options to acquire an additional 2.0 million shares of the Company's common stock. In 1992, PSI entered into a joint venture, PowerSpectrum Technologies, Ltd. ("PST"), with an Israeli government agency, Rafael Armament Development Authority ("RDC"). PST was formed to develop the Company's digital wireless communications system based upon the technology contributed to PST by Rafael. PSI held a 56% interest in PST. The excess of consideration paid over the fair value of the net assets acquired in the merger, of $32.4 million has been attributed to the incomplete research and development project and was charged to expense at the time of the Merger. In November 1995, the Company closed its September 1995 agreement with RDC, whereby RDC converted all the principal and interest issued to it by PST under convertible debentures into shares of PST representing its 38% interest in PST. Geotek issued to RDC 1.8 million shares of unregistered Company common stock in exchange for RDC's shares of PST. The unregistered shares were valued at approximately $8.6 million and $7.8 million was recorded as goodwill. RDC was granted an option to purchase up to 10% of PST in certain circumstances.

     Pro Forma Information (unaudited)

     The following table summarizes the unaudited consolidated pro forma results of operations, assuming the acquisitions had occurred at the beginning of each of the periods as follows (in thousands):

                                                    1995       1994      1993*
                                                    ----       ----      -----

       Revenue                                   $ 82,781   $ 72,991   $ 58,190
       Loss from continuing operations            (89,428)   (46,313)   (56,107)
       Loss from continuing operations per share   ($1.71)    ($0.93)    ($1.47)

*    Includes non cash charge of $32.4 million related to PSI merger.

     The unaudited pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions been made at the beginning of the period, or of results which may occur in the future.


     Merger and Exchange of Metro Net

     In January 1994 the Company acquired, through a merger, all of the outstanding stock of Metro Net Systems, Inc. ("MetroNet") in consideration for the issuance of 3,112,500 common shares of the Company. The merger was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements were restated for all periods prior to the acquisition to include the results of operations, financial position and cash flows of Metro Net. The effect of the merger on the results of operations in the period in which the pooling of interests occurred is immaterial. Metro Net is a provider of wide area SMR services in the New York City area.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

2.   Acquired, Discontinued and Disposed Operations: continued

     In November 1995, the Company exchanged all of MetroNet's 800 MHz radio channels for the 900 MHz radio channels in seven major U.S. markets previously held by Nextel Communications Inc. The exchange of licenses was accounted for as a non monetary transaction and no gain or loss was recognized upon the transaction.

3.   Temporary Investments:

     Temporary Investments include $7.9 and $22.0 million of U.S. Government Agency securities at December 31, 1995 and 1994, respectively. The amortized cost of marketable securities at December 31, 1995 and 1994 approximates fair market value. All marketable debt securities are classified as held to maturity at December 31, 1995 and 1994 and mature within one year.


4.   Inventories:

     Inventories as of December 31, 1994 and 1993 are as follows (in thousands):

                                                              1995         1994
                                                            -------      -------
          Raw materials                                     $ 3,520      $ 2,030

          Work-in-process                                     2,344          781

          Finished goods                                      7,477        7,149
                                                            -------      -------
                                                             13,341        9,960
          Reserve for lower of cost or market                 2,858        1,293
                                                            -------      -------
                                                            $10,483      $ 8,667
                                                            =======      =======

5.   Investments in Affiliates:

     In 1995, the Company entered into a partnership in Korea the purpose of which is to build an FHMA(TM) demonstration site for wireless service. At December 31, 1995, the Company's investment in this partnership was $0.5 million. The Company entered into a joint venture in Korea which is attempting to secure a license to provide wireless service in Korea. At December 31, 1995, the Company's investment in the joint venture is $1.2 million. As part of the joint venture agreement, the Company has agreed to grant the joint venture partner 300,000 or 750,000 options to acquire Company Common Stock for $10.00 conditional on the joint venture obtaining a regional or national license in Korea, respectively.

     During 1994, the Company acquired minority non controlling equity interests in two wireless networks in Germany as described in Note 2. As of December 31, 1994 the carrying values of these equity basis investments was $14.9 million and $7.2 million in PBG and DBF, respectively.

     The Company acquired, in August 1993, a 25% equity interest in Cumulous Communications Company ("Cumulous") for aggregate consideration of $1.5 million. Cumulous is a provider of SMR services in the San Joaquin Valley of California. The Company's investment exceeds its share of the underlying net assets of Cumulous by approximately $940,000 which amount is being amortized over 20 years. The carrying value of this investment as of December 31, 1995 and 1994 was $1.3 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

5.   Investments in Affiliates: continued

     The gross revenues and net loss from operations for affiliated companies accounted for under the equity method were $3.1 million and $5.2 million, respectively, for the year ended December 31, 1994. The current assets, non-current assets, current liabilities, and non-current liabilities for such entities were $3.6 million, $15.3 million, $8.6 million and $3.7 million, respectively, as of December 31, 1994. All such amounts were not material in 1995.


6.   Property, Plant and Equipment and Capital Leases (in thousands):

                                                        1995            1994
                                                      -------         -------
Property, Plant and Equipment
    Machinery and equipment                           $58,058         $29,064
    Furniture and fixtures                              7,481           1,891
    Leasehold improvements                                896             623
    Construction in progress                           25,846             724
                                                      -------         -------
                                                       92,281          32,302
Capital Leases
    Equipment                                           5,364
    Construction in progress                              938
                                                      -------
                                                        6,302
                                                      -------         -------
                                                       98,583          32,302
Less: accumulated depreciation
    Property, Plant and Equipment                      30,838           7,856
    Capital Leases                                      1,635
                                                      -------         -------
                                                       32,473           7,856
                                                      -------         -------
                                                      $66,110         $24,446
                                                      =======         =======


     Depreciation expense was $5,962, $4,666 and $1,914 in 1995, 1994, and 1993,
     respectively.


7.   Intangible Assets (in thousands):

                                                        1995            1994
                                                      -------         -------
        Excess of cost over fair value
          of net assets acquired                      $44,847         $21,462
        FCC and other private mobile radio licenses
          acquired and related intangibles             29,143          27,479
        Other                                             741             753
                                                      -------         -------
                                                       74,731          49,694

        Less accumulated amortization                   6,550           3,595
                                                      -------         -------

                                                      $68,181         $46,099
                                                      =======         =======


The increase in the excess of cost over fair value of net assets acquired in 1995 is primarily attributable to the acquisitions of additional interests in the DBF and PBG Networks offset by a decrease in goodwill in Bogen from the sale of an interest in the Company's Bogen Communications, Inc. and Speech Design subsidiaries to BCI. Such sale was accounted for as a reverse acquisition in EGAC. The increase in FCC and other private mobile radio licenses is attributable to the cost of licenses acquired in the United States.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

8.   Notes Payable:

                                                                1995      1994
                                                               ------    ------
     Notes payable consists of the following (in thousands):
     $10.0 million line of credit, bank interest
         at prime plus 2.0% to 2.75% and 2.5% in
         1995 and 1994, respectively (a)                       $3,670    $4,355
     Line of credit, bank (b)                                     627       728
     Line of credit, bank (c )                                    647       558
     Line of credit, bank (d)                                   3,341
                                                                         ------
                                                               $8,285    $5,641
                                                               ======    ======

     Prime rate at December 31                                   8.50%     8.50%

     (a) This line of credit for up to $10.0 million was refinanced in August 1995 and is subject to available collateral (80% of accounts receivable and 50% of finished goods inventory of a subsidiary). Substantially all the assets of a subsidiary are pledged as collateral for the line, which also bears interest based on loan balance, has a two year term, and is guaranteed by the Company. As of December 31, 1995, the unutilized amount available under the line was $0.4 million.

     (b) The maximum amount available under this line of credit at December 31, 1995 is $2.7 million, including amounts outstanding under the long term portion. Interest rates vary between 6.5% and 9.5% depending on the length of time the funds will be used. As of December 31, 1995 the unutilized amount available under this line of credit was $1.9 million.

     (c)  Interest on the line is payable at a rate of 6.75%.

     (d) This line of credit for $3.5 million is collateralized by $3.5 million restricted cash.

9.   Long-term Debt:

                                                                                 1995            1994
                                                                              --------        --------
     Long-term debt consists of the following (in thousands):
        Senior secured discount notes, due July 15, 2005, interest
          at 15% due semiannually begining January 15, 2001 (a)               $ 87,841
        Senior secured convertible notes, due in various installments at
          14.75%, interest due quarterly (b)                                    26,631
        Senior secured notes, due September 1995 (b)                                          $ 24,177
        Notes payable, due in various installments
          through 1999, interest between 10% and 15% (c)                         2,003           2,066
        Convertible debenture, face value $4.0 million
          imputed interest at 10%, due in 2012 (d)                                                 755
        Debenture, interest at 5% due in quarterly payments,
          payment of principal due March 31, 1998                                1,466           1,427
        Notes payable, interest at 7.5% due in quarterly payments
          through December 31, 1995, payment of principal
          due December 1995                                                                        850
        Note payable due April 30, 1999, bearing interest at 8%                  2,436
        Notes payable, other, due in various installments
          through 1997, bearing interest at rates ranging
          between 7.5% and 12%                                                     382           1,510
        Subordinated notes payable, interest at prime and 9%,
          due in 1996                                                              109             667
        Obligations under capital lease                                          4,584
                                                                              --------        --------
                                                                               125,452          31,452
        Less, current portion                                                   29,577           2,056
                                                                              --------        --------
                                                                              $ 95,875        $ 29,396
                                                                              ========        ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

9.   Long-term Debt: continued

(a) In July 1995, the Company issued, in a private offering, $207.0 million aggregate principal amount at maturity of 15% Senior Secured Discount Notes due July 15, 2005 ("the Discount Notes"). Gross proceeds of the Discount
     Notes were approximately $100.0 million. The Discount Notes were issued with 6,210,000 detachable warrants ("the Warrants"). Each Warrant entitles the holder to purchase one share of Company common stock at an exercise price of $9.90 per share. The Warrants, which have been valued at $29.2 million, are recorded as a reduction of the Discount Notes and are being accredited over the ten year life of the Discount Notes.

     The Discount Notes accrue interest until maturity at a rate of 15% per annum. Interest on the Discount Notes will be payable semi-annually, in cash, on July 15 and January 15, commencing January 15, 2001. The Discount Notes are collateralized by a pledge of substantially all subsidiary capital stock owned by the Company. Additionally, the Discount Notes are fully and unconditionally guaranteed, jointly and severally on a senior basis, by certain subsidiaries of the Company. The Discount Notes include covenants that put restrictions on the Company primarily related to making certain investments, incurring additional debt and paying dividends on common shares.

     In August, in connection with the Discount Notes, investors affiliated with George Soros purchased approximately $21.0 million principal amount of additional units consisting of 15% Senior Secured Discount Notes due 2005 and 621,000 ten year warrants to purchase shares of Company common stock at $9.90 per share. The warrants, which have been valued at $2.9 million, are recorded as a reduction on the Discount Notes and are being accredited over the ten year life of the Discount Notes. Gross proceeds to the Company were approximately $10.0 million, bringing total gross proceeds from the issuance of the Notes to approximately $110.0 million. The Company has recorded in other assets approximately $4.3 million of deferred financing costs relating to this transaction which are being amortized, using the interest method, over the ten year life of the Discount Notes.

     In November 1995, the Company registered the Discount Notes through an exchange offer, and the Warrants under the Securities Act of 1933, as amended.

(b) In March 1995, the Company refinanced $25.0 million of Senior Secured Notes, that were originally due in September 1995, with $36.0 million of newly issued Senior Secured Notes (the "Replacement Notes"). At closing, the Company received net proceeds of $11.0 million and issued warrants to the purchaser to acquire 700,000 of the Company's common shares at $8.125 per share. The warrants have been valued at $1.8 million, which amount has been recorded as a discount on the Replacement Notes. The Replacement Notes are payable in three equal installments of $12 million, respectively, fifteen, twenty four and thirty six months after issuance. Interest at 14.75% is payable quarterly through the term of the Replacement Notes. In accordance with the Replacement Note agreement, the Replacement Notes are being converted into shares of the Company's common stock (conversion may occur beginning six months after the closing and end 18 months after closing) subject to daily limits and certain other restrictions, at 87.5% of the average trading price of the Company's common stock on the respective conversion dates. As of December 31, 1995, $8.0 million has been converted into 1,228,000 shares of common stock.

     Concurrently with the issuance of the Discount Notes (see a above), the Company's indebtedness under the $36 million Replacement Notes was restructured in accordance with the terms thereof by the grant to the lenders of a security interest in a restricted cash account holding approximately $40.5 million. As conversion of the Replacement Notes occurs, a proportionate amount of the restricted cash becomes unrestricted and as of December 31, 1995, $30.9 million cash remains restricted. This amount is separately stated on the balance sheet of the Company, as restricted cash, and is expected to satisfy the principal and total interest of the remaining unconverted Replacement Notes. This security interest has released the original collateral for the Replacement Notes.

(c) These notes were assumed in connection with the purchase of certain SMR licenses in various cities in the US. Certain analog SMR equipment as well as revenues generated by the systems is pledged as collateral for the notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

9.   Long-Term Debt: continued

(d) In accordance with the terms of this note, it was converted into a 38% ownership interest of PST.

     In December, the Company and Hughes Network Systems ("HNS"), a unit of GM Hughes Electronics, the Company's strategic partner in the development of the Company's portable subscriber unit, entered into an agreement whereby HNS will extend the Company a two year, $24.5 million line of credit for the Company to acquire additional 900 MHZ spectrum in the United States. Loans made under the line of credit will bear interest at a fixed rate of 12% payable quarterly. As of December 31, 1995, there were no outstanding loans under this line of credit.

     Minimum annual principal repayments of long-term debt during the next five years and thereafter, are as follows:

                   Year                                       In Thousands
                   ----                                       ------------
                   1996                                         $ 29,577
                   1997                                              990
                   1998                                            2,936
                   1999                                            3,542
                   2000                                              596
                   Thereafter                                    229,025
                                                                 -------

                   Total                                       $ 266,666
                                                                ========

     Included in 1996 repayments, is the remaining unconverted portion of the Replacement Notes ($27,980) which are expected to be converted into common shares in 1996.

     The Company's debt agreements contain covenants that restrict the Company's ability to pay dividends to common shareholders, make certain investments and incur debt.

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



10.  Income Taxes:

     Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The impact of adoption of this standard was immaterial.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

10.  Income Taxes: continued

     Taxes on income in 1995 and 1994 consists of taxes paid by a foreign subsidiary. The amounts presented includes $950,000 and $573,000 related to the 1995 and 1994 utilization of pre-acquisition net operating losses, respectively, by two subsidiaries which had full valuation allowances established at the time of the acquisitions by the Company and have been recorded in 1995 and 1994 as reductions to intangible assets.

     The Company has domestic net operating loss (NOL) carryforwards for tax purposes of approximately $95.3 million and $36.2 million in 1995 and 1994, respectively, which expire between the years 2001 through 2010. Additionally, the Company has net deferred tax assets of approximately $4.6 million in 1995. The Company has established a valuation allowance offsetting the tax benefit as it is more likely than not that the tax benefit will not be realized. An effective tax rate reconciliation has not been provided as the Company had no domestic tax provision for the years ended December 31, 1995, 1994 and 1993.

     The Company has domestic deferred tax assets of $ 38.9 million and $14.0 million in 1995 and 1994, respectively, related to the NOLs. In accordance with SFAS No. 109, the Company has established a valuation allowance offsetting the tax benefit of the NOL carryforwards as it is more likely than not that the tax benefit will not be realized.

     The carryforwards are subject to certain limitations on their utilization and limitations as a result of various changes in control which have occurred.

     The Company has not provided deferred U.S. income taxes on the undistributed earnings of foreign subsidiaries, which totaled $2.4 million at December 31, 1995 which the Company intends to permanently reinvest in their operations. The Company has foreign NOL carryforwards for tax purposes of approximately $18.8 million and $3.4 million in 1995 and 1994, respectively. The deferred tax asset related to those NOL carryforwards is approximately $9.4 million and $1.5 million, respectively. The Company has established a valuation allowance offsetting the tax benefit of the NOL carryforwards as it is more likely than not that the benefit will not be realized.


11.  Commitments and Contingent Liabilities:

     Capital Leases

     Future minimum lease payments under capital leases at December 31, 1995 together with the present value of the minimum lease payments are:

                        Year                        In Thousands
                        ----                        ------------
                        1996                             $ 941
                        1997                               934
                        1998                             1,141
                        1999                               718
                        2000                               718
                        Thereafter                       1,424
                                                        ------

            Total minimum payments                       5,876
            Amounts representing
               interest                                 (1,292)
            Total present value of                      ------
              minimum payments                           4,584
            Current portion                                572
                                                        ------
            Total long-term portion                    $ 4,012
                                                        ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

11.  Commitments and Contingent Liabilities: continued

     Operating

     The Company leases facilities under noncancellable operating leases, some of which include escalation clauses. Future minimum rental commitments under noncancellable operating leases are as follows:

             Year                                       In Thousands
             ----                                       ------------
             1996                                           $9,732
             1997                                            8,577
             1998                                            8,220
             1999                                            7,573
             2000                                            4,013
             Thereafter                                      6,626
                                                            ------
                                                          $ 44,741
                                                          ========

     Rent expense was $7.4 million, $6.4 million and $2.1 million in 1995, 1994 and 1993, respectively.

     Government Participation in Research and Development Project

     The Chief Scientist of the Israeli Ministry of Industry and Commerce (Chief Scientist) has agreed to fund certain eligible expenditures related to the development of the digital wireless communication system by PST. Funding received from the Chief Scientist is repayable without interest only from revenues generated by the product being developed. Such participation amounted to $5.9 million, $4.1 million and $2.7 million, for 1995, 1994 and 1993, respectively, and have been reported in the statement of operations as a reduction of research and development expenses.

     Manufacturing Commitments

     The Company has contracted with Mitsubishi Consumer Electronics of America to manufacture Commercial Subscriber Units on behalf of the Company.

     In March 1995, the Company and HNS formed a strategic partnership to develop a series of subscriber terminals and equipment based on the Company's proprietary technology. Under the terms of the agreement, HNS and the Company will share equally the cost of developing the portable subscriber unit. As of December 31, 1995, the Company has expensed approximately $6.0 million paid to HNS under the terms of this development contract.

     Guarantees of Debt of Equity Investees

     The Company has guaranteed the repayment of certain debt of PBG, due in 1999, to the former owner of PBG, in the amount of DM 3.5 million plus interest (approximately $2.4 million). A letter of credit has been issued as collateral for this obligation. Additionally, the Company has guaranteed certain debt of DBF to Quante, the former owner of DBF, in the amount of DM
     5.0 (approximately $3.5 million). This amount is included as restricted cash.

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

     Litigation

     In June 1994 the Company filed a lawsuit against Harris Adacom Corporation B.V. ("Harris"), a Dutch corporation, to enforce its rights under a loan agreement between the parties. The Company is seeking repayment of a $3.5 million loan made to Harris in January 1994 in connection with a potential purchase transaction between the Company and Adacom Technologies Ltd. ("ATL"), an affiliate of Harris and an Israeli publicly traded company. The loan was collateralized by stock owned by Harris in ATL. At the time of the loan, the collateral had a market value in excess of $10 million and the total market value of ATL was in excess of $100 million. The purchase transaction was not consummated. In May 1994 the market value of ATL

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

11.  Commitments and Contingent Liabilities: continued

     dropped dramatically and ATL became insolvent, thereby reducing the value of the collateral to practically zero. At or about the same time, creditors placed Harris into bankruptcy proceedings in the Netherlands. The Company subsequently received limited information relating to the recoverability of the loan, and Management does not expect to recover the loan. The Company is aggressively pursuing its rights under the loan in Dutch bankruptcy court and is awaiting additional information on the assets and creditors of Harris. Based upon the information currently available, it cannot be determined what amount, if any, will ultimately be recovered; therefore, the Company has established a reserve against the full amount of the loan. Accordingly, the 1994 statement of operations includes, in other expenses, a charge of $3.5 million to establish this reserve.

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

     The Company is subject to various legal proceedings arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, as will not have a significant adverse effect on the financial position, results of operations or cash flows of the Company, if disposed of unfavorably.


12.  Redeemable Preferred Stock:

     In December 1993, the Company issued to investors affiliated with George Soros, a related party, 444,445 shares of Series H Cumulative Redeemable Convertible Preferred Stock at a price of $90 per share. The shares bear a dividend for five years, at a rate of five percent per year, payable quarterly. The shares are redeemable, at stated value, on October 31, 2000 only if the Company's common stock has not closed at an average price of $18 for any 20 consecutive trading days after the third anniversary of the date of issuance of the preferred shares. In the event that the shares are redeemed, the Company may elect to pay the redemption price in shares of its common stock, provided that the common shares will have an aggregate market value equal to 150% of the redemption value of the Series H shares being redeemed. The shares are convertible into common shares at any time at a ratio (adjusted for splits) of ten common shares for each preferred share. The holders of the Series H shares are entitled to vote on all matters voted on by common shareholders as if the Series H shares were converted to common stock. The Company has paid dividends of $2.0 million in each of the years ended December 31, 1995 and 1994.


13.  Shareholders' Equity:

     Preferred Stocks

     In May 1995, the Company sold 531,463 shares of its Series L Cumulative Convertible Preferred Stock ("Series L Stock"), to Toronto Dominion Investments, Inc. ("TDI") for an aggregate purchase price of $5.0 million. In connection with this transaction, Vanguard Cellular Systems, Inc. ("Vanguard"), a stockholder of the Company, purchased an additional 531,463 shares of Series L Stock on September 1, 1995 (the "Transaction Date") for aggregate purchase price of $5.0 million. The shares pay a dividend of 7.5% per annum, contain a Common Stock conversion premium and can be redeemed by the Company in certain circumstances. The Company has paid dividends of $351,000 during the year ended December 31, 1995.

     In May 1995, the Company sold 1,162.5 shares of its Series M Cumulative Convertible Preferred Stock ("Series M Stock"), to a group of investors for an aggregate purchase price of $11,625,000. The shares pay a dividend of 8.5% per annum, contain a Common Stock conversion premium and can be redeemed by the Company in certain circumstances. The Company has paid dividends of $592,000 during the year ended December 31, 1995.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

13.  Shareholders' Equity: continued

     In April 1995, the Company sold $10.0 million of Series K Cumulative Convertible Preferred Stock ("Series K Stock") to an affiliate of the Company's partner in a joint venture which is attempting to secure a license to provide wireless services in Korea. The shares pay a dividend of 7% per annum for 5 years, carry a Common Stock conversion premium and can be redeemed by the Company in certain circumstances. The Company has paid dividends of $489,000 during the year ended December 31, 1995.

     At December 31, 1994, there were 15 shares of Series E Preferred Stock and 20 shares of Series I Preferred Stock issued and outstanding. In May 1995, the Series E Preferred shares were cancelled. At December 31, 1993, there were 345,000 of Series A Preferred Stock and 30 shares of Series E Preferred Stock issued and outstanding. In February 1994 all of the Series A Preferred shares then outstanding were converted into an equal number of common shares.

     In December 1994, the Company issued a total of 20 shares of Series I Convertible Preferred Stock at a price of $500,000 per share or total consideration of $10.0 million to investors affiliated with George Soros (currently holders of 100% of the Company's Series H Cumulative Convertible Preferred Stock). The shares bear a dividend, payable quarterly in either cash or common shares, for five years at a rate of 7% per annum and carry a conversion premium. The Company has the option to retire the shares, in either cash or common shares if the price of the Company's common stock exceeds 150% of the conversion price for any 20 days within a period of 30 consecutive days. The Company has paid dividends of $700,000 during the year ended December 31, 1995.

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

     During 1993, 484,000 Series A and 42 Series G shares were converted into 1,323,000 common shares.

     The Company's outstanding preferred shares earn cumulative annual dividends as follows: Series A (converted into common shares in 1994), $0.25 per share and Series G (converted into common shares in 1993 and 1992), $2,500 per share.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

13.  Shareholder's Equity: continued

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

     Warrants and Options

     A summary of the warrants and options activity during the years ended December 31, 1995, 1994 and 1993 is as follows (shares in thousands):

            1995
            ----                                                                                                        Exercise
                                  Outstanding                                                     Outstanding            Price
Name                               January 1,        Granted       Exercised      Cancelled      December 31,          Per Share
----                                ---------        -------       ---------      ---------      ------------          ---------
Employee/Director plan                  2,465         1,593            (129)           (93)             3,836         $1.00-$16.00
Loan warrants and options                 381         7,531              (8)           (73)             7,831          $1.25-$9.90
PSI Merger                                973                           (95)           (13)               865          $0.61-$5.06
Vanguard Options                       10,000                                       (3,000)             7,000        $16.00-$17.00
Private Placements                         67                           (10)           (38)                19          $3.10-$4.98
Other warrants and options              1,365         1,493            (120)           (12)             2,726         $1.00-$14.00
                                        -----        ------            -----          -----            ------

Total Outstanding                      15,251        10,617            (362)        (3,229)            22,277
                                       ======        ======            ====         ======             ======



            1994
            ----
                                                                                                                       Exercise
                                  Outstanding                                                     Outstanding            Price
Name                               January 1,        Granted       Exercised      Cancelled      December 31,          Per Share
----                                ---------        -------       ---------      ---------      ------------          ---------
Employee / Director Plan                1,564         1,174            (240)          (33)              2,465        $1.00-$16.00
Loan warrants and options                 130           300             (49)                              381         $1.25-$7.88
PSI Merger                              1,056                           (83)                              973         $0.61-$5.06
Vanguard Options                                     10,000                                            10,000        $15.00-$18.00
Private Placements                      1,026                          (959)                               67         $3.10-$4.98
Other warrants and options              1,208           220             (63)                            1,365         $1.00-$6.00
                                        -----           ---             ----       -------              -----

Total Outstanding                       4,984        11,694          (1,394)          (33)             15,251
                                        =====        ======          ======           ===              ======


            1993
            ----                                                                                                        Exercise
                                   Outstanding                      Exercised    Exercised        Outstanding            Price
       Name                         January 1,      Granted       Full Price      Discount        December 31          Per Share
       ----                         ---------       -------       -----------     --------        -----------          ---------
Employee / Director Plan                 1,223          737            (136)         (260)              1,564        $1.00-$8.50
Loan warrants and options                  710        1,900            (330)       (2,050)                130        $1.25-$6.00
Preferred stocks                           915                          (60)         (855)                           $1.00-$1.65
PSI merger                                            2,056          (1,000)                            1,056        $0.61-$5.06
Private Placements                       6,730        1,938            (323)       (7,311)              1,026        $3.10-$4.98
Debt Conversion                            305                         (198)         (107)                           $1.00-$2.50
Other warrants and options               1,718          213            (148)         (565)              1,208        $0.18-$6.00
                                         -----          ---            -----         -----              -----

Total Outstanding                       11,601        6,844          (2,195)      (11,148)              4,984
                                        ======        =====          ======       =======               =====


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

13.  Shareholder's Equity: continued

     All options are vested upon issuance except those issued pursuant to the Employee / Director plan which are described below.

     Employee/Director  Stock Option Plan

     The Company has a non-qualified stock option plan (the "Plan") which permits the granting of options to employees and directors to purchase up to 2.75 million shares at not less than fair market value on the date of grant. The options generally vest over three years and expire 10 years from the date granted. Of the options granted pursuant to this plan, options to purchase 1.5 million shares and 1.2 million shares, respectively, were vested as of December 31, 1995 and 1994.

     Vanguard Options

     In connection with Vanguard's purchase of the Series L Preferred Stock, the parties agreed to modify the terms of certain options (the "Options") to purchase shares of the Company's common stock granted to Vanguard pursuant to the Stock Purchase Agreement between the Company and Vanguard dated December 29, 1993. Pursuant to these modifications, the total number of shares of Common Stock subject to the Options was decreased from ten million shares to seven million shares. Of the remaining Options, Options to purchase two million shares of common Stock at $15.00 per share and two million shares of Common Stock at $16.00 per share expire September 1, 1996 ($16.00 per share options are subject to a March 1, 1997 extension under certain circumstances) and Options to purchase three million shares of Common Stock at $17.00 per share expire one year from the expiration of the $16.00 options. After giving effect to these modifications, Vanguard and TDI each hold one-half of the options exercisable at $15.00 per share, Vanguard holds six-sevenths of each of the Options exercisable at $16.00 and $17.00 per share, respectively and TDI holds one-seventh of each of the options exercisable at $16.00 and $17.00 per share, respectively.

     Loan Warrants and Options

     In connection with the issuance of the Discount Notes and the Replacement Notes, the Company issued approximately 6.8 million and 1.0 million warrants to purchase common stock, respectively.

     Other Warrants and Options

     In exchange for services rendered, the Company granted options to purchase 213,000 shares of common stock during 1993. The exercise prices on these option range between $1.00 and $6.00 per share and the options expire five years from date of grant.


14.  Fair Value of Financial Instruments

     The recorded amount of cash, cash equivalents, temporary investments and notes payable banks and other, approximates fair value due to the short term maturities of these assets and liabilities.

     Investments in affiliates are accounted for by the equity method and pertain to equity investments in privately held companies for which fair values are not readily available. Management believes the fair values to be at least equal to carrying amounts. The asset and liability amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at December 31, consisted as follows (in thousands):


                                                 1995                           1994
                                   Carrying Amount   Fair Value    Carrying Amount    Fair Value
                                   ---------------   ----------    ---------------    ----------
     Cash and cash equivalents          $ 61,428      $ 61,428        $ 27,531       $ 27,531
     Temporary investments                 7,945         7,945          21,960         21,960
     Restricted cash                      36,971        36,971           2,555          2,555
     Notes payable                         8,285         8,285           5,641          5,641
     Long term debt, including
        current portion                  125,452       135,399          31,452         29,948


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

15.  Certain Other Related Party Transactions:

     In connection with the issuance of common shares and options to Vanguard in February 1994, the Company entered into a five-year management consulting agreement with Vanguard, pursuant to which Vanguard will provide operational and marketing support to the Company for an aggregate of 1.5 million shares of common stock. Such management consulting agreement will terminate upon Vanguard's failure to exercise any of the Vanguard Options. For the periods ended December 31, 1995 and 1994, Vanguard earned approximately 300,000 and 258,000 shares, respectively, pursuant to this agreement, which has been recorded at approximately $2.4 million and $2.5 million, respectively, and is included in marketing expenses.

     In 1995 and 1994, the Company incurred expenses of $300,000, pursuant to its consulting agreement with the Soros Group, who are the holders of the Company's Series H redeemable Preferred Shares and Series I Convertible Preferred Shares.

     PST has entered into a subcontractor agreement with Rafael, the current holder of common shares, under which Rafael will partake in the development of the digital wireless communications system to be deployed by the Company in the U.S. Research and development expense for the years ended December 31, 1995, 1994 and 1993 includes approximately $12.5 million, $11.1 million and $7.0 million, respectively, for research performed by Rafael under this agreement. PST has also entered into agreements with Rafael under which Rafael will manufacture the infrastructure equipment to be used by PSI in its U.S. network. Through December 31, 1995 and 1994 the Company had placed firm orders for equipment and engineering totaling $22.6 million and $12.8 million, respectively and had made an advance payment (recorded in other current assets) of $1.2 million and $2.1 million to Rafael under these orders during the years ended December 31, 1995 and 1994, respectively.

     In 1995, the Company issued 250,000 shares of common stock to Rafael in connection with the development of the digital wireless communications system. The shares have been valued at $2.0 million, which amount has been recorded in 1995 as research and development costs.

     In October 1995, RDC converted all the principal and interest issued to it by PST under convertible debentures into shares of PST representing its 38% interest in PST. Geotek issued to Rafael 1.8 million shares of unregistered Company common stock in exchange for RDC's shares of PST. The Company valued the unregistered shares at $8.6 million and recorded the excess of the value of the shares over the fair value of the underlying assets of PST of $7.8 million as goodwill. As part of the arrangement, RDC was granted an option to purchase up to 10% of PST in certain circumstances. Additionally, in October 1995, Rafael purchased 338,000 shares of Company common stock for $3.0 million.

16.  Segment Information:

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

     The wireless communications group is relying on certain key suppliers of manufacturing and engineering for the development and mass-production of GeoNet's subscriber units. In addition, the wireless communications group has only a single manufacturing source for certain of the components of the GeoNet system hardware which includes the base station. Although the wireless communications group believes it can obtain all components necessary to build GeoNet from other sources, delays may be encountered in the event of a component shortage because of the time it may take to identify substitute sources and manufacture substitute components. This could adversely affect the results of operations in any given period.

     Many of the target customers for GeoNet currently use other wireless communications services. In order to be successful, the Company will need to migrate a portion of its target customers from their existing services to those provided by the Company over GeoNet. The Company's ability to migrate its target customers over to its services will be highly dependent on the perceived utility of the Company's services to its target customers as compared to the services currently utilized by such customers. Because there currently is no integrated wireless communications network commercially available that is comparable to that expected to be offered by the Company over GeoNet, the extent of the demand for the Company's

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

16.  Segment Information: continued

     wireless communications services cannot be predicted with any degree of certainty. The demand for the Company's digital wireless communications services also could be affected by other matters beyond its control, such as the future cost of subscriber equipment, marketing and pricing strategies of competitors and general economic conditions.

     The communications products group is principally engaged in the development, manufacturing and marketing of telephone and facsimile peripheral products and commercial audio and paging equipment in the United States (Bogen) and Munich, Germany (Speech Design). The other segment primarily consists of subsidiaries engaged in the manufacturing and marketing of customized transformers and power supplies and other diversified operations. The Company disposed of its transformer and power supply operations in 1993.

     During 1995, the communications products group has decided to phase out of the Office Automation Services ("OAS") product line. The communications products group has taken a charge of $2.2 million related to this action of which $1.5 million relates to the writedown of its inventory to expected net realizable value. At December 31, 1995, the communications product group had $0.2 million of OAS inventory recorded in the financial statements.

     Sales between geographic areas and industry segments are not material.

Information about the Company's segments in 1995, 1994 and 1993 follows (in thousands):

                                                      1995         1994         1993
                                                   ---------    ---------    ---------
     Revenues:
        Wireless communications                    $  32,986    $  25,668    $  12,338
        Communications products                       44,518       46,075       30,060
        Other                                          2,775        1,248        6,573
                                                   ---------    ---------    ---------
                                                   $  80,279    $  72,991    $  48,971
                                                   ---------    =========    =========

     Operating income (loss):
        Wireless communications                    $ (65,493)   $ (37,225)   $ (45,584)
        Communications products                       (1,693)          45          296
        Other                                            (20)      (1,348)      (1,542)
        Interest and other income (expense), net     (17,706)         105       (1,403)
        Corporate                                     (2,287)      (3,982)      (2,208)
                                                   ---------    ---------    ---------
        Loss from continuing operations            $ (87,199)   $ (42,405)   $ (50,441)
                                                   =========    =========    =========


     Identifiable assets:
        Wireless communications                    $ 159,364    $  95,222    $  52,824
        Communications products                       24,979       35,663       28,642
        Other                                          2,620          936          509
        Corporate and other assets                   105,601       48,023       53,669
                                                   ---------    ---------    ---------
                                                   $ 292,564    $ 179,844    $ 135,644
                                                   =========    =========    =========

     Depreciation and amortization:
        Wireless communications                    $   8,212    $   5,884    $   1,840
        Communications products                        1,242        1,181          956
        Other                                            629          181           79
        Corporate                                         41          192           35
                                                   ---------    ---------    ---------
                                                   $  10,124    $   7,438    $   2,910
                                                   =========    =========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

16.  Segment Information:  continued

                                                         1995         1994         1993
                                                      ---------    ---------    ---------
     Capital expenditures - property and equipment:
        Wireless communications                       $  32,906    $   9,386    $  17,135
        Communications products                             803          939        1,042
        Other                                                57           66           41
        Corporate                                            87           67            8
                                                      ---------    ---------    ---------
                                                      $  33,853    $  10,458    $  18,226
                                                      =========    =========    =========

     Capital expenditures - intangibles:
        Wireless communications                       $  13,055    $  14,785    $  15,766
        Communications products                              94        3,548        3,840
                                                      ---------    ---------    ---------
                                                      $  13,149    $  18,333    $  19,606
                                                      =========    =========    =========

     Geographic Segments:
        Revenues:
          United States                               $  36,720    $  41,591    $  30,616
          Foreign                                        43,559       31,400       18,355
                                                      ---------    ---------    ---------
                                                      $  80,279    $  72,991    $  48,971
                                                      =========    =========    =========

     Operating income (loss):
          United States                               $ (50,770)   $ (22,624)   $ (37,860)
          Foreign                                       (16,436)     (15,904)      (8,970)
          Interest and other income (expense), net      (17,706)         105       (1,403)
          Corporate                                      (2,287)      (3,982)      (2,208)
                                                      ---------    ---------    ---------

          Loss from continuing operations             $ (87,199)   $ (42,405)   $ (50,441)
                                                      =========    =========    =========


     Identifiable assets:
        United States                                 $  87,453    $  51,511    $  38,765
        Foreign                                          99,510       80,310       43,210
        Corporate and other                             105,601       48,023       53,669
                                                      ---------    ---------    ---------
                                                      $ 292,564    $ 179,844    $ 135,644
                                                      =========    =========    ---------


17.  Subsequent Events:

     In March 1996, the Company issued $75.0 million aggregate principal amount of its 12% Senior Subordinated Convertible Notes due 2001 (the "Convertible Notes"). Each Convertible Note is in the principal amount of $1,000, and beginning on March 5, 1997, will be convertible into shares of the Company's common stock, par value $0.1 per share (the "Common Stock"), at a conversion price equal to the lower of (i) $9.50 per share and (ii) the weighted average market price of the share of Common Stock for the ten trading day period immediately following the 90th day after the issuance date of the Convertible Notes, but shall in no event be less than $8.25 per share.

     Cash interest on the Convertible Notes will accrue at the rate of 12% per annum and will be payable semiannually on each February 15 and August 15 commencing August 15, 1996. The Convertible Notes mature on February 15, 2001. In addition, the Company has the option to redeem the Convertible Notes, on or after February 15, 1999, in whole or in part, at a redemption price equal to 110% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, for the 12 month period beginning February 15, 1999, and at a redemption price equal to 105% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, on or after February 15, 2000. The Company also has the option, at any time on or after September 1, 1997, to require the conversion of all, but not less than all, of the then outstanding Convertible Notes into common stock at the conversion price then in effect if the closing price of the common stock for 20 of the 30 trading days and for the five trading days or exceeds 160% of the conversion price then in effect. The Convertible Notes are unsecured senior subordinated obligations

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

17.  Subsequent Events: continued

     of the Company. In addition, the indenture contains certain covenants that, subject to certain exceptions, restrict the ability of the Company and its Subsidiaries to engage in mergers and acquisitions.

     Pursuant to a registration rights agreement (the "Registration Rights Agreement"), the Company has agreed to file registration statements under the Securities Act of 1933, as amended (the "Securities Act") with respect to the resale of the Convertible Notes and the issuance, or to the extent the registration of such issuance is permitted by applicable law the resale, of the Common Stock issuable upon conversion of the Convertible Notes. If the Company fails to register the Convertible Notes or the shares of Common Stock issuable upon the conversion thereof or otherwise comply with the procedures set forth in the Registration Rights Agreement within the time periods prescribed by the Registration Rights Agreement, the Company will be subject to substantial monetary penalties.

     One of the investors in the Convertible Notes is affiliated with a director of the Company.

     In March 1996, the Company and S-C Rig Investments - III, L.P. ("S-C Rig"), a significant stockholder of the Company and investment group affiliated with George Soros, reached an agreement in principal pursuant to which S-C Rig will make a $40.0 million unsecured credit facility available to the Company. It is anticipated that all borrowings under the credit facility will be required to be made within two years from the establishment of the credit facility. The borrowings will accrue interest at a rate of 10% per annum and will mature four years from the date of the final borrowing thereunder. It also is anticipated the Company will be obligated to pay S-C Rig a fee equal to 3% of each borrowing under the credit facility at the time of such borrowing. Borrowings under the credit facility will constitute senior indebtedness of the Company. In connection with the establishment of the credit facility, it is anticipated that the Company will issue to S-C Rig a five year warrant to purchase 4.2 million shares of Common Stock (subject to adjustment in certain circumstances) at an exercise price of $9.50 per share (subject to adjustment in certain circumstances). The transactions contemplated by the credit facility are subject to a number of conditions, including the negotiation and execution of definitive agreements and the authorization at the Company's next annual meeting of sufficient additional shares of Common Stock to permit the exercise in full of the warrant. There can be no assurance that the Company will consummate the transactions contemplated by the agreement in principal on the terms described above, or at all.


18.  Condensed Consolidating Financial Information for
     Guarantors ("Guarantor Information"):

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

     The Guarantor Information of Geotek Communications, Inc. and Subsidiaries has been presented on pages F-30 through F-39 in order to present the Guarantor Subsidiaries pursuant to the Guarantor relationship. The Guarantor Information is presented as management does not believe that

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

18.  Condensed Consolidating Financial Information for
     Guarantors ("Guarantor Information") continued

     separate financial statements of the Guarantor Subsidiaries would be meaningful. This Guarantor Information should be read in conjunction with the Consolidated Financial Statements. The Notes include covenants that place restrictions on the Company primarily related to making certain investments, paying dividends and incurring additional debt.


     Notes to Guarantor Information:

     Basis of Presentation - To conform with the terms and conditions of the Notes, the Condensed Consolidating financial information of the Guarantor Subsidiaries are presented on the following basis:

    (1)  Geotek Communications, Inc.         -Investments     in    consolidated
             (Parent Company)                subsidiaries  are  accounted for by
                                             the  Parent  Company  on  the  cost
                                             basis for purposes of the Guarantor
                                             Information.  Operating  results of
                                             Subsidiaries   are   therefore  not
                                             reflected     in    the    Parent's
                                             investment accounts or earnings.


    (2)  PSI                                 -For  purposes  of   the  Guarantor
         (Guarantor)                         Information,   PowerSpectrum,  Inc.
                                             ("PSI") includes all U.S.  wireless
                                             subsidiaries  of PSI combined  with
                                             MetroNet  Systems,  Inc.  and  ANSA
                                             Communications,  Inc.,  both direct
                                             wholly  owned  subsidiaries  of the
                                             Parent Company. For purposes of the
                                             Guarantor Information, PSI does not
                                             contain the consolidated  financial
                                             statements  of PST, a subsidiary of
                                             PSI,  since PST is not a  Guarantor
                                             Subsidiary.  Such statements of PST
                                             are  included  with   Non-Guarantor
                                             Subsidiaries.    The   assets   and
                                             liabilities of PST are not material
                                             in relation to PSI.


    (3)  Non-Guarantor                       -This    includes   the   Company's
         Subsidiaries                        subsidiaries that are not Guarantor
                                             Subsidiaries.


    (4)  Reclassification and                -Certain   reclassifications   were
         Eliminations                        made   to   conform   all   of  the
                                             Guarantor    Information   to   the
                                             financial   presentation   of   the
                                             Company's   consolidated  financial
                                             statements.      The      principal
                                             elimination    entries    eliminate
                                             investments  in  subsidiaries   and
                                             intercompany      balances      and
                                             transactions.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

18. Condensed Consolidating Financial Information for
    Guarantors ("Guarantor Information") continued

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             As of December 31. 1995
                (Dollars in thousands, except per share amounts)

                                                                                      Reclassi-
                                                                                      fications            Geotek
                                     Geotek                      Non-Guarantor        & Elimin-         Comm., Inc.
                                    Comm.Inc.        PSI         Subsidiaries          ations       & Subsidiaries
                                  -------------    ------      -----------------    ------------    ----------------
                                        (1)           (2)              (3)                (4)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents         $ 53,128         $   522       $   7,778                               $ 61,428
  Temporary investments                7,945                                                                  7,945
   Restricted cash                    35,230                           1,741                                 36,971
  Accounts receivables trade, net                         21          14,007                                 14,028
   Deposits for spectrum licenses      3,500           8,000                                                 11,500
  Inventories                                          1,328           9,155                                 10,483
  Prepaid expenses and other assets    1,051             317           5,136          $  (883)                5,621
                                     -------          ------         -------         --------             ---------
    Total current assets             100,854          10,188          37,817             (883)              147,976

Inter-company account                142,286          37,154           4,010         (183,450)
Investments in affiliates              3,241                                             (163)                3,078
Property, plant and equipment, net     1,088          28,962          39,487           (3,427)               66,110
Intangible assets, net                12,313          19,171          36,697                                 68,181
Other assets                           7,684             174           3,845           (4,484)                7,219
Investments in Subsidiaries, at cost  90,427                                          (90,427)
                                     -------          ------         -------         --------             ---------
                                   $ 357,893        $ 95,649       $ 121,856       $ (282,834)            $ 292,564
                                   =========        ========       =========       ==========             =========

LIABILITIES & SHAREHOLDERS' EQUITY

Current  liabilities
  Accounts payable - trade               508           2,447          15,876             (883)               17,948
  Accrued expenses and other           1,250           5,835          15,920                                 23,005
  Notes payable, banks and other                                       8,604             (319)                8,285
  Current maturities, long-term debt  28,913                             664                                 29,577
                                     -------          ------         -------         --------             ---------
    Total current liabilities         30,671           8,282          41,064           (1,202)               78,815
                                     -------          ------         -------         --------             ---------
Inter-company account                                138,107          45,343         (183,450)
Long-term debt                        86,090           2,003          12,356           (4,574)               95,875
Other non-current liabilities          (152)                           2,533           (1,164)                1,217
Minority interest                                                        395                                    395

Redeemable preferred stock            40,000                                                                 40,000

Shareholders' equity:
Preferred stocks, $.01 par value          11                                                                     11
Common stock, $.01 par value             553                                                                    553
Capital in excess of par value       245,234          40,621          75,455          (88,854)              272,456
Foreign currency translation
    adjustment                                                         1,012                                  1,012
Accumulated deficit                 (43,128)         (93,364)        (56,302)          (3,590)            (196,384)
Treasury stock, at cost              (1,386)                                                                (1,386)
                                     -------          ------         -------         --------             ---------
                                     201,284         (52,743)         20,165          (92,444)               76,262
                                     -------          ------         -------         --------             ---------
                                   $ 357,893        $ 95,649       $ 121,856       $ (282,834)            $ 292,564
                                   =========        ========       =========       ==========             =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

18.  Condensed Consolidating Financial Information for
     Guarantors ("Guarantor Information") continued

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             As of December 31, 1994
                (Dollars in thousands, except per share amounts)

                                                                                       Reclassi-
                                                                                      fications         Geotek
                                       Geotek                      Non-Guarantor      & Elimin-        Comm., Inc.
                                     Comm. Inc          PSI         Subsidaries        ations        & Subsidaries
                                  ------------       -------      ---------------    ------------    -------------
                                        (1)              (2)            (3)               (4)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents             $21,222          $418           $5,891                              $27,531
Temporary investments                  24,515                                                              24,515
Accounts receivables trade, net                          79           11,714             $(422)             11,371
Inventories                                             116            8,711              (162)              8,667
Prepaid expenses and other assets         939           174            6,387               (32)              7,468
                                      -------        ------          -------          --------          ---------
Total current assets                   46,676           787           32,703              (616)             79,552
                                      -------        ------          -------          --------          ---------
Inter-company account                  64,313        18,359                            (82,672)
Investments in affiliates               4,481                         22,101                               26,582
Property, plant and equipment, net        100         2,245           22,100                               24,446
Intangible assets, net                  4,885        18,616           22,589                 9             46,099
Other assets                              412         2,027            3,871            (3,145)              3,165
Investments in Subsidiaries, at cost   73,275                                          (73,275)
                                      -------        ------          -------          --------          ---------
                                     $194,142       $42,034         $103,364         $(159,699)           $179,844
                                     ========       =======         ========         =========           ========

LIABILITIES & SHAREHOLDERS' EQUITY

Current  liabilities:
Accounts payable - trade                 $496          $414          $13,902           $(2,322)           $12,490
Accrued expenses and other                436         1,271           10,606                               12,315
Notes payable, banks and other                                         5,641                                5,641
Current maturities, long-term debt      2,056                                                               2,056
                                      -------        ------          -------          --------          ---------
Total current liabilities               2,988         1,685           30,149            (2,322)            32,502
                                      -------        ------          -------          --------          ---------
Inter-company account                                53,830           28,842           (82,672)
Long-term debt                         23,304         2,838           30,005           (26,751)            29,396
Other non-current liabilities              49                            802              (653)               198
Minority interest                         406                           (14)                                  392

Redeemable preferred stock             40,000                                                              40,000
Shareholders' equity:
Preferred stocks, $.01 par value
Common stock, $.01 par value              509                                                                 509
Capital in excess of par value        153,414        38,592           41,736           (47,094)           186,651
Foreign currency translation
   adjustment                                                            767                                  767
Accumulated deficit                   (25,142)      (54,911)         (28,923)             (207)          (109,185)
Treasury stock, at cost                (1,386)                                                             (1,386)
                                      -------        ------          -------          --------          ---------
                                      127,395       (16,319)          13,580           (47,301)            77,356
                                      -------        ------          -------          --------          ---------
                                     $194,142       $42,034         $103,364         $(159,699)          $179,844
                                     ========       =======         ========         =========           ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

18.   Condensed Consolidating Financial Information for
      Guarantors ("Guarantor Information") continued

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 1995
                             (Dollars in thousands)

                                                                                      Reclassi-
                                                                                      fications          Geotek
                                       Geotek                    Non-Guarantor        & Elimin-        Comm., Inc.
                                      Comm.Inc.         PSI       Subsidiaries         ations        & Subsidiaries
                                      ---------         ---       ------------         ------        --------------
                                          (1)           (2)             (3)                (4)
Revenues:
  Net product sales                                     $ 83         $64,366         $(11,836)              $52,613
  Service income                                       2,020          25,646                                 27,666
                                                       -----          ------         --------                ------
    Total revenues                                     2,103          90,012          (11,836)               80,279
                                                       -----          ------         --------                ------
Costs and expenses:
Cost of goods sold                                        46          40,580           (8,246)               32,380
Cost of services                                       5,256          15,135                                 20,391
Research and development                              15,805          19,775                                 35,580
Marketing                              $ 300           9,513          18,211                                 28,024
General and administrative             5,729          10,753          14,345                                 30,827
Interest expense                      15,383             316           2,462           (1,447)               16,714
Interest income                       (5,989)            (76)           (530)           1,447                (5,148)
Amortization of intangibles              920           1,065           2,177                                  4,162
Equity in losses of investees          1,563                           3,332                                  4,895
Other expenses (income)                               (2,121)           (476)                                (2,597)
                                    --------        --------        --------          -------              --------
Total costs and expenses             $17,906         $40,557        $115,011          $(8,246)             $165,228
                                    --------        --------        --------          -------              --------
Loss from continuing
  operations before taxes
  on income and
  minority interest                 (17,906)        (38,454)        (24,999)           (3,590)             (84,949)
Discontinued operations:
 Taxes on income                                                     (2,222)                                (2,222)
 Minority interest                                                      (28)                                   (28)
                                    --------        --------        --------           -------            --------
Net loss                            $(17,906)       $(38,454)       $(27,249)          $(3,590)           $(87,199)
                                    ========        ========        ========           =======            ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

18.  Condensed Consolidating Financial Information for
     Guarantors ("Guarantor Information") continued

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 1994
                             (Dollars in thousands)


                                                                                         Reclassi-
                                                                                        fications        Geotek
                                       Geotek                       Non-Guarantor       & Elimin-      Comm., Inc.
                                      Comm.Inc.         PSI         Subsidiaries         ations      & Subsidiaries
                                    -------------     ------      -----------------    -----------   --------------
                                         (1)            (2)              (3)               (4)
REVENUES
  Net product sales                                     $350        $ 48,968            $(948)              $48,370
  Service income                                       2,115          22,506                                 24,621
                                                     -------         -------            ------              -------
    Total revenues                                     2,465          71,474             (948)               72,991
                                                     -------         -------            ------              -------

Costs and expenses:
 Cost of goods sold                                      208          31,777             (811)               31,174
 Cost of services                                      1,358          15,220                                 16,578
 Research and development              $256            5,941          13,280                                 19,477
 Marketing                                             5,983          12,308                                 18,291
 General and administrative            4,551           4,294          10,998                 7               19,850
 Interest expense                      2,534              64           2,097            (1,595)               3,101
 Interest income                      (3,638)           (172)           (546)            1,595               (2,761)
 Amortization of intangibles            594              711             962               505                2,772
 Equity in losses of investees         1,159                           2,409              (512)               3,056
 Other expenses (income)               3,524            (445)            (52)                                 3,027
                                      ------         -------        -------             ------              -------

Total costs and expenses               8,980          17,942          88,453              (811)             114,565
                                      ------         -------        -------               ----              -------

Loss from operations before
   taxes on income and
   minority interest                  (8,980)        (15,477)        (16,979)             (137)             (41,574)
Taxes on income                                                         (660)                                  (660)
Minority interest                       (185)                              14                                  (171)
                                     -------        --------        --------             -----             --------
Net loss                             $(9,165)       $(15,477)       $(17,625)            $(137)            $(42,405)
                                     =======        ========        ========             =====             ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

18.  Condensed Consolidating Financial Information for
     Guarantors ("Guarantor Information") continued

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      For the Year ended December 31, 1993
                             (Dollars in thousands)


                                                                                       Reclassi-
                                                                                       fications             Geotek
                                      Geotek                        Non-Guarantor      & Elimin-          Comm., Inc.
                                      Comm.Inc.         PSI         Subsidiaries         ations          & Subsidiaries
                                    -------------     ------      -----------------   ------------     ------------------
                                         (1)            (2)              (3)               (4)
Revenues:
  Net product sales                                     $205            $37,798           $ (502)           $37,501
  Service income                                       1,773              9,697                             11,470
                                                     -------            -------             ----           -------
    Total revenues                                     1,978             47,495             (502)           48,971
                                                     -------            -------             ----           -------
 Costs and expenses:
Cost of goods sold                                       501             25,596             (444)           25,653
Cost of services                                       1,143              6,815                              7,958
Research and development                                 766              9,804                             10,570
Acquisition of minority interest of a
   subsidiary assigned to a research
   and development project                            32,430                                                32,430
Marketing                                                164              8,749                              8,913
General and administrative              2,726          4,433              5,416              (67)           12,508
Interest expense                        1,984            (42)             1,332             (683)            2,591
Interest and other income                (968)          (373)              (610)             763            (1,188)
Amortization of intangibles               210            118                591                                919
Equity in losses of investees              34                                                                   34
Other expenses (income)                 1,419                              (940)                               479
                                      -------       --------            -------           ------           --------
Total costs and expenses                5,405         39,140             56,753             (431)           100,867
                                      -------       --------            -------           ------           --------

Loss from continuing operations
    before taxes on income and
    minority interest                  (5,405)       (37,162)            (9,258)             (71)          ( 51,896)
Taxes on income
Minority interest                       2,215           (724)               (36)                              1,455
                                      -------       --------            -------           ------           --------
Loss from continuing operations        (3,190)       (37,886)            (9,294)             (71)           (50,441)

Discontinued operations:
 Gain on disposal                         323                                                                   323
                                      -------       --------            -------           ------           --------
Loss before extraordinary item
    and cumulative effect of
    accounting change                  (2,867)       (37,886)            (9,294)             (71)           (50,118)
Extraordinary item - loss from
    early extinguishment of debt       (2,340)                                                               (2,340)

Cumulative effect of change in fiscal
    year of subsidiary                                (1,207)                                                (1,207)
                                      -------       --------            -------           ------           --------
Net loss                              $(5,207)      $(39,093)           $(9,294)          $  (71)          $(53,665)
                                      =======       ========            =======           ======           ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

18.  Condensed Consolidating Financial Information for
     Guarantors ("Guarantor Information") continued

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      For the Year Ended December 31. 1995
                             (Dollars in thousands)

                                                                                                                        Geotek
                                              Geotek                      Non-Guarantor        Reclassifications     Comm., Inc.
                                             Comm.Inc.           PSI       Subsidiaries         & Eliminations      & Subsidiaries
                                          ---------------     --------  -------------------    ------------------   ---------------
                                                (1)              (2)            (3)                 (4)

Cash Flows From Operating Activities:
  Net loss                                   $   (17,906)      $ (38,454)      $   (27,249)          $ (3,590)         $ (87,199)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Income from operations
    Minority interest                                                                   28                                    28
    Depreciation & amortization                      957           1,738             7,429                                10,124
    Provisions for inventory reserve for
      lower of cost or market                                         73             1,513                                 1,586
    Non-cash interest expense                     10,846             270                                                  11,116
    Non-cash license income                                         (658)                                                   (658)
    Post acquisition adjustment for
      utilization of acquired net operating
      loss carryforward                                                                950                                   950
   Gain on sale of property and equipment            (45)                              (48)                                  (93)
    Amortization of discount on senior
       secured note payable                          298                                                                     298
    Equity in losses of investees                  1,563                             3,332                                 4,895
    Non cash related party compensation expense       90                                                                      90
   Issuance of stock for management
      consulting fee                                               2,439                                                   2,439
    Issuance of shares in connection
       with Research and development project                       2,032                                                   2,032
    Changes in operating assets and liabilities
      (net of effect from acquisitions):
      Decrease (increase) in accounts receivable                      58            (1,582)              (421)            (1,945)
      Increase in inventories                                     (1,284)           (1,953)              (161)            (3,398)
      Increase (decrease) in prepaid expenses
         and other assets                           (112)           (143)            2,506                851              3,102
      Increase in accts payable &
         accrued expenses                            826           6,597             4,321              1,438             13,182
      Other                                                                          1,400                                 1,400

  Net cash (used in) operating activities         (3,483)        (27,332)           (9,353)            (1,883)           (42,051)
                                                 -------         -------           -------              -----            -------
Cash flows from investing activities:
Acquisition of and deposits for
   spectrum licenses                              (3,500)         (9,555)              (94)                              (13,149)
 Net decrease in temporary investments            14,015                                                                  14,015
 Restricted cash                                 (32,675)                           (1,741)                              (34,416)
 Contract deposits-other current assets                                             (1,227)                               (1,227)
 Acquisitions of property and equipment              (84)        (27,616)           (9,580)              3,427           (33,853)
  Proceeds from sale of property and equipment                        45               205                                   250
  Proceeds from sale of BCI                        7,000                                                                   7,000
  Non-cash transaction expense for BCI                                                 740                                   740
  Cash used in acquisition
     of subsidiaries, net                         (9,732)                                                                 (9,732)
  Other                                            2,106                                                                   2,106
                                                 -------         -------           -------               -----           -------
  Net cash (used in) provided by
   investing activities                          (22,870)        (37,126)          (11,697)              3,427           (68,266)
                                                 -------         -------           -------               -----           -------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

18.  Condensed Consolidating Financial Information for
     Guarantors ("Guarantor Information") continued

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      For the Year Ended December 31. 1995
                             (Dollars in thousands)



                                                                                                                         Geotek
                                                   Geotek                      Non-Guarantor     Reclassifications     Comm., Inc.
                                                  Comm.Inc.           PSI       Subsidiaries      & Eliminations     & Subsidiaries
                                               ---------------  --------  -------------------  --------------------  ---------------
                                                     (1)           (2)            (3)                 (4)

Cash flows from financing activities:
  Net repayments under
    line of credit agreements                                                  (1,000)                                  (1,000)
  Proceeds from issuances of preferred stock        30,863                                                              30,863
  Repayments of debt                                  (850)       (510)          (951)                                  (2,311)
  Deferred financing costs                          (4,692)                                                             (4,692)
  Repayments under capital lease obligation           (400)                      (217)                                    (617)
  Repayment of secured notes                       (25,000)                                                            (25,000)
  Proceeds from issuance of senior
    secured notes and related warrants              36,000                                                              36,000
   Proceeds from issuance of senior secured
     discount notes & related warrants             110,079                                                             110,079
  Proceeds from issuance of common stock             3,000                                                               3,000
  Proceeds from exercise of
     warrants & options                              1,073                                                               1,073
  Payment of preferred dividends                    (4,132)                                                             (4,132)
  Intercompany financing                           (87,682)     65,072         24,154                (1,544)
                                                  --------       -----      ---------              --------           --------
  Net cash provided by (used in) financing
    activities                                      58,259      64,562         21,986                (1,544)           143,263
                                                  --------       -----      ---------              --------           --------
 Effect of exchange rates on cash                                                 951                                      951
  Increase (decrease) in cash & equivalents         31,906         104          1,887                                   33,897
  Cash & equivalents, beginning of year             21,222         418          5,891                                   27,531
                                                  --------       -----      ---------               --------          --------
  Cash & equivalents, end of year                 $ 53,128       $ 522      $   7,778                   --            $ 61,428
                                                  ========       =====      =========               ========          ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


18.  Condensed Consolidating Financial Information for
     Guarantors ("Guarantor Information") continued

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 1994
                             (Dollars in thousands)

                                                                                                      Reclassi-
                                                                                                      fications         Geotek
                                                     Geotek                      Non-Guarantor        & Elimin-        Comm., Inc.
                                                    Comm.Inc.          PSI       Subsidiaries          ations        & Subsidiaries
                                                  -------------      ------    -----------------    --------------  ----------------
                                                          (1)           (2)           (3)                 (4)
Cash Flows From Operating Activities:
   Net loss                                           $(9,165)    $(15,477)       $(17,625)              $(137)        $(42,405)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
      Minority interest                                   185                          (14)                                 171
         Provision for inventory reserve for
          lower of cost or market                                                    1,195                                1,195
         Depreciation & amortization                      615          894           5,418                 512            7,438
      Post acquisition adjustment for utilization
        of acquired net operating loss carryforward                                    573                                  573
      Amortization of discount on senior secured
               note payable                               391                                                               391
      Equity in losses of investees                     1,159                        2,409               (512)            3,056
      Reserve for impairment of loan                    3,500                                                             3,500
      Issuance of stock for management consulting fee                2,517                                                2,517
      Changes in operating assets and liabilities
        (net of effect from acquisitions):
      Accounts receivable                                               24             852                                  876
      Inventories                                                       30          (3,228)                 137          (3,061)
      Prepaid expenses and other assets                  (553)         (51)         (4,708)                              (5,312)
    Accounts payable & accrued expenses                  (509)         850           6,559                                6,900
    Other                                                  33           53              (2)                                  84
                                                      -------          ----        ------                               -------
Net cash used in operating activities                  (4,344)     (11,160)         (8,571)                 -           (24,077)
                                                      -------          ----        ------                               -------
Cash flows from investing activities:
  Acquisition of licenses                                          (12,961)             (2)                             (12,963)
  Net increase in temporary investments               (17,531)       3,444                                              (14,087)
  Acquisitions of property & equipment                    (67)      (2,250)         (8,141)                             (10,458)
   Restricted cash                                     (2,555)                                                           (2,555)
  Cash invested in acquisition of subsidiaries,net     (1,332)                     (49,064)              24,554         (25,842)
  Loan to Harris Adacom B.V.                           (3,500)                                                           (3,500)
                                                      -------          ----        ------                               -------
   Net cash (used in) provided by
    investing activities                              (24,986)     (11,767)        (57,207)              24,554         (69,405)
                                                      -------          ----        ------                               -------
Cash flows from financing activities:
   Net borrowings, (repayments) under
    line of credit agreements                                                       2,390                                 2,390
   Proceeds from debt and warrants                      2,674                                                             2,674
   Repayments of debt                                  (1,053)                       (454)                               (1,507)
   Proceeds from issuance of preferred stock           10,000                                                            10,000
   Proceeds from issuance of senior
      secured note & related warrants                  25,000                                                            25,000
   Proceeds from issuance of stock & warrants
      to Vanguard                                      29,250                                                            29,250
   Proceeds from exercise of warrants & options         3,848                                                             3,848
   Payment of preferred dividends                      (2,066)                                                           (2,066)
   Intercompany financing                             (59,995)       18,684        65,865             ( 24,554)
   Other                                                   33            24          (346)                                 (289)
                                                      -------          ----        ------                               -------
   Net cash provided by (used in)
      financing activities                              7,691        18,708        67,455             ( 24,554)          69,300
                                                      -------          ----        ------                               -------
  Effect of exchange rate changes on cash                                              27                                    27
  Increase (decrease) in cash & equivalents           (21,639)       (4,219)        1,703                               (24,155)
  Cash & equivalents, beginning of year                42,861         4,637         4,188                                51,686
  Cash & equivalents, end of year                     $21,222          $418        $5,891                 -             $27,531
                                                      =======          ====        ======                               =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

18.  Condensed Consolidating Financial Information for
     Guarantors ("Guarantor Information") continued

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      For the Year Ended December 31, 1993
                             (Dollars in thousands)

                                                                                                                          Geotek
                                                         Geotek                   Non-Guarantor     Reclassifications   Comm., Inc.
                                                         Comm.Inc.       PSI       Subsidiaries      & Eliminations&   Subsidiaries
                                                      --------------- ---------   ---------------  ------------------  -------------
                                                           (1)          (2)         (3)                  (4)
Cash Flows From Operating Activities:
 Net loss                                                $(5,207)     $(39,093)          $(9,294)               $ (71)     $(53,665)
  Adjustments to reconcile net loss to net cash
    used/provided  in operating activities:
    Cumulative effect of changing  the fiscal year
    end of a subsidiary                                                  1,207                                                1,207
    Discontinued operations: Gain on disposal               (323)                                                              (323)
    Minority interest                                     (2,215)          724                36                             (1,455)
    Depreciation & amortization                               12           142             2,756                              2,910
    Non cash acquisition of minority
       interest of a subsidiary assigned to
       a research & development project                                 32,430                                               32,430
 Amortization of discount on senior
     secured note payable                                  1,545                                                              1,545
 Equity in losses of investees                                34                                                                 34
 Loss on extinguishment, net of cash portion               2,163                                                              2,163
 Loss on sale of subsidiaries                                479                                                                479
 Changes  in  operating assets  and
  liabilities (net  of  effect  from acquisitions):
    Accounts receivable                                      273           (76)           (1,929)                            (1,732)
    Inventories                                                           (147)            1,230                              1,083
    Prepaid expenses and other assets                       (149)           82            (2,904)                            (2,971)
    Accounts payable & accrued expenses                      692           354             3,744                              4,790
    Other                                                   (269)          (92)             (516)                   71         (805)
                                                         -------      --------           -------                -----      --------
  Net cash used in operating activities                   (2,965)       (4,469)           (6,877)                    -      (14,310)
                                                         -------      --------           -------                -----      --------
Cash flows from investing activities:
  Acquisition of licenses                                               (5,281)                                              (5,281)
  Net increase in temporary investments                   (4,428)       (3,444)                                              (7,872)
  Proceeds from sale of subsidiaries shares                6,180                                                              6,180
  Acquisitions of property & equipment                        (8)          (38)           (2,233)                            (2,279)
  Collection of notes receivable                              37                                                                 37
  Cash invested in acquisition of
    subsidiaries, net                                    (27,903)                                                           (27,903)
  Other                                                                                      (59)                               (59)
                                                         -------      --------           -------                -----      --------
  Net cash used in investing activities                  (26,122)       (8,763)           (2,292)                   --      (37,177)
                                                         -------      --------           -------                -----      --------
Cash flows from financing activities:
   Net under line of credit agreements                                                      (268)                              (268)
   Repayments of debt                                    (13,799)                           (236)                           (14,035)
   Net proceeds from issuances of stock & debentures      18,715                                                             18,715
   Proceeds from issuance
     of redeemable preferred stock                        40,000                                                             40,000
   Deferred financing costs                               (1,200)                                                            (1,200)
   Proceeds from issuance of senior
     secured note & related warrants                      12,000                                                             12,000
   Investment by others in stock of subsidiary             2,124                                                              2,124
   Proceeds from issuance of options                         303                                                                303
   Proceeds from exercise of warrant & options            36,807                                                             36,807
   Payment of preferred dividends                           (246)                                                              (246)
   Intercompany financing                                (24,467)       11,107            13,360
   Other                                                                                     587                                587
                                                         -------      --------           -------                -----      --------
   Net cash provided by
     financing activities                                 70,237        11,107            13,443                   -         94,787
                                                         -------      --------           -------                -----      --------
  Effect of exchange rate changes on cash                                                   (276)                              (277)
  Increase (decrease) in cash & equivalents               41,150        (2,125)            3,998                             43,023
  Increase in cash due to a change
    in the fiscal year end of a subsidiary                               5,638                                                5,638
  Cash & equivalents, beginning of year                    1,711         1,124               190                              3,025
  Cash & equivalents, end of year                        $42,861         4,637            $4,188                    -       $51,686
                                                         =======      ========           =======                =====      ========

                                                         Registered no:  2672488






                           National Band Three Limited
                           Annual report
                           for the year ended
                           31 December 1995

National Band Three Limited


Annual report
for the year ended 31 December 1995

Registered no: 2672488




                                                                       Pages





Directors and advisers                                                  F-42


Directors' report                                                    F-43 - F-45


Report of the auditors                                                  F-46


Profit and loss account                                                 F-47


Balance sheet                                                           F-48


Cash flow statement                                                     F-49


Notes to the financial statements                                    F-50 - F-60

National Band Three Limited


Directors and advisers




Executive directors                          E J Watts
                                             S A Style
                                             R Conroy
                                             M Davey
                                             D Henson


Non-executive directors
                                             Y Eitan - Chairman
                                             Y Bibring
                                             G Calhoun
                                             A D Robb


Secretary and registered office              S A Style
                                             Wren House
                                             Hedgerows Business Park
                                             Colchester Road
                                             Springfield
                                             CHELMSFORD
                                             Essex
                                             CM2 5PF


Registered Auditors
    Coopers & Lybrand
                                             1 Embankment Place
                                             LONDON
                                             WC2N 6NN



Bankers                                      National Westminster Bank Plc
                                             21 Lombard Street
                                             LONDON
                                             EC3P 3AR

National Band Three Limited


Directors' report
for the year ended 31 December 1995

The directors present their report and the audited financial statements for the year ended 31 December 1995.

Principal activities

The profit and loss account for the period is set out on page 6.

The principal activities of the company are the expansion and operation of a national mobile communication system, under licences granted by the Department of Trade and Industry under the Telecommunications Act 1984 and the Wireless Telegraphy Act 1949.

Review of business

During the year the company continued to expand the capacity, coverage and facilities of the network. It has also invested in and strengthened its sales and marketing capability. This helped accelerate the growth in the subscriber base during the year and provided new products and services which will be the bedrock of future profitability. Both the level of business and the year end financial position were satisfactory, and the directors expect the level of activity to increase for the foreseeable future.

Dividends and transfers to reserves

The directors do not recommend the payment of a dividend. The profit for the period of (pound)1,605,000 (1994: loss (pound)508,000) has been taken to reserves.

Changes in fixed assets

The movements in fixed assets during the year are set out in note 9 to the financial statements.

National Band Three Limited


Directors

The directors of the company during the year ended 31 December 1995 were:

A D Robb
P M Ratcliffe (resigned 6 December 1995)
G M Calhoun
Y Eitan
Y Bibring
S A Style
E J Watts
R Conroy
D Henson (appointed 5 May 1995)
M Davey (appointed 12 October 1995)

Directors' interests

None of the directors held any interest in the shares of the company at 31 December 1995 (1994: None).

At the year end the directors held options over the shares of National Band Three's parent company, Geotek Communications, Inc.

Statement of directors' responsibilities

The directors are required by UK company law to prepare financial statements for each financial year that give a true and fair view of the state of affairs of the company and of the profit or loss of the company for that period.

The directors confirm that suitable accounting policies have been used and applied consistently and reasonable and prudent judgements and estimates have been made in the preparation of the financial statements for the year ended 31 December 1995. The directors also confirm that applicable accounting standards have been followed and that the financial statements have been prepared on the going concern basis.

The directors are responsible for keeping proper accounting records, for taking reasonable steps to safeguard the assets of the company and to prevent and detect fraud and other irregularities.

National Band Three Limited


Auditors

A resolution to reappoint the auditors, Coopers & Lybrand, will be proposed at the annual general meeting.

By order of the board





S A Style
Company Secretary
15 March 1996

Report of the auditors to the members of National Band Three Limited


We have audited the balance sheets of National Band Three Limited as of 31 December 1995 and 1994 and the related statements of income, changes in shareholders' equity and cash flows for the years ended 31 December 1995 and 1994. The financial statements on pages F-47 to F-60 are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United Kingdom which do not differ in any significant respects from auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Band Three Limited, as of 31 December 1995 and 1994 and the results of their operations and cash flows for the years ended 31 December 1995 and 1994 in conformity with generally accepted accounting principles in the United Kingdom.

Accounting principles and financial statement presentation generally accepted in the United Kingdom vary in certain significant respects from accounting principles and financial statement presentation generally accepted in the United States. The application of these requirements would have affected the financial statement presentation and the determination of net income for the years ended 31 December 1995 and 1994 and of shareholders' equity as of 31 December 1995 and 1994, to the extent summarised in note 21 to the financial statements.




COOPERS & LYBRAND
Coopers & Lybrand
Chartered Accountants and Registered Auditors
London
27 March 1996

National Band Three Limited


Profit and loss account
for the year ended 31 December 1995



                                             Notes           1995          1994
                                                      (pound '000)  (pound '000)

Turnover                                         2         15,835        12,887
Cost of sales                                              (8,366)       (8,524)
                                                          -------       -------
Gross profit                                                7,469         4,363
Net operating expenses                           3         (5,696)       (4,707)
                                                          -------       -------
Operating profit/(loss)                                     1,773         (344)
Interest receivable and similar income                         98            75
Interest payable and similar charges             6           (266)         (266)
                                                          -------       -------
Profit/(loss) on ordinary activities
  before taxation                                7          1,605          (535)
Tax on loss on ordinary activities               8              -            27
                                                          -------       -------
Retained profit/(loss) for the
  financial year                                16          1,605          (508)
                                                          =======       =======


All figures in the profit and loss account relate to continuing operations.

There is no difference between the profit on ordinary activities before taxation and the profit for the year as stated above, and their historical cost equivalents.


Statement of total recognised gains and losses


                                                              1995         1994
                                                      (pound '000)  (pound '000)

Profit/(loss) for the financial period                       1,605         (508)
Prior year adjustment                                            -           26
                                                             -----        -----
Total gains/(losses) recognised since last annual report     1,605         (482)
                                                             =====        =====

National Band Three Limited


Balance sheet
at 31 December 1995


                                            Notes           1995           1994
                                                      (pound '000)  (pound '000)

Fixed assets
Tangible assets                                 9         11,889         11,702
                                                         -------        -------
Current assets
Stocks                                         10            193             77
Debtors                                        11          3,322          3,105
Cash at bank and in hand                                   1,817          1,627
                                                         -------        -------
Total current assets                                       5,332          4,809

Creditors: amounts falling due
 within one year                               12         (9,727)       (10,622)
                                                         -------        -------
Net current liabilities                                   (4,395)        (5,813)
                                                         -------        -------
Total assets less current liabilities                      7,494          5,889
Provisions for liabilities and charges
Deferred taxation                              13              -              -
                                                         -------        -------
Net assets                                                 7,494          5,889
                                                         =======        =======

Capital and reserves
Called up share capital                        14          9,000          9,000
Share premium account                          15          8,800          8,800
Goodwill reserve                               15            (58)          (107)
Profit and loss account                        15        (10,248)       (11,804)
                                                         -------        -------
Total shareholders' funds                      16          7,494          5,889
                                                         =======        =======

The financial statements on pages F-47 to F-60 were approved by the board of directors on 15 March 1996 and were signed on its behalf by:



/s/ E. J. Watts
Director

National Band Three Limited



Cash flow statement
for the year ended 31 December 1995



                                      Notes              1995              1994
                                                  (pound '000)      (pound '000)

Net cash inflow from
 operating activities                    17             3,024             2,857
                                                      -------           -------
Returns on investments and
 servicing of finance
Interest received                                          98                75
Interest paid                                            (266)             (266)
                                                      -------           -------
Net cash outflow from returns
 on investments and servicing
 of finance                                              (168)             (191)
                                                      -------           -------

Taxation
United Kingdom corporation tax paid                         -                 -
                                                      -------           -------
Investment activities
Purchase of goodwill                                        -               (25)
Purchase of tangible fixed assets                      (2,801)           (3,471)
Sale of tangible fixed assets                             135                66
                                                      -------           -------
Net cash outflow from
 investing activities                                  (2,666)           (3,430)
                                                      -------           -------
Increase/(decrease) in cash and
 cash equivalents                        18               190              (764)
                                                      =======           =======

National Band Three Limited



Notes to the financial statements
for the year ended 31 December 1995

1   Principal accounting policies

The financial statements have been prepared in accordance with applicable Accounting Standards in the United Kingdom. A summary of the more important accounting policies, which have been applied consistently, is set out below.

Basis of accounting

The financial statements are prepared in accordance with the historical cost convention.

Goodwill

Goodwill arising on the acquisition of businesses is written off directly to an unrealised goodwill reserve. It is amortised to the profit and loss account reserve over five years, the directors' estimate of its useful economic life.

Tangible fixed assets

The cost of tangible fixed assets is their purchase cost, together with any incidental expenses of acquisition.

Depreciation is calculated so as to write off the cost of tangible fixed assets, less their estimated residual values, on a straight line basis over the expected useful economic lives of the assets concerned. The estimated useful lives used for this purpose are:

Short term leasehold improvements                 Over the term of the lease
Plant and machinery                               Between three and ten years
Fixtures and fittings                             Between three and five years
Motor vehicles                                    Four years

No depreciation is charged on assets in the course of construction.

Stocks

Stocks are stated at the lower of cost and net realisable value. Provision is made where necessary for obsolete, slow moving and defective stocks.

Turnover

Turnover, which excludes value added tax, represents the invoiced value of goods and services supplied.

National Band Three Limited



Operating leases

Costs in respect of operating leases are charged on a straight line basis over the lease term.

Deferred taxation

Provision is made for deferred taxation, using the liability method, on all material timing differences to the extent that it is probable that a liability or asset will crystallise.

Pension costs

The company operates a "money purchase" pension scheme for the benefit of its employees.

The company provides no other post retirement benefits to its employees.

2   Turnover

Turnover consists entirely of sales in one class of business made in the United Kingdom.

3   Net operating expenses



                                                         1995             1994
                                                  (pound '000)     (pound '000)

Selling and distribution costs                          3,544            2,656
Administrative expenses                                 2,152            2,051
                                                        -----            -----
                                                        5,696            4,707
                                                        =====            =====

National Band Three Limited



4   Directors' emoluments


                                                          1995             1994
                                                  (pound' 000)      (pound' 000)

Emoluments (including pension contributions
 and benefits in kind)                                     481              256
                                                           ===              ===

Emoluments (excluding pension contributions) include amounts paid to:


                                                         1995             1994
                                                         pound            pound

The chairman                                               Nil              Nil
                                                        ======           ======

The highest paid director                              121,306           78,164
                                                        ======           ======

The number of directors (including the chairman and the highest paid director) who received emoluments (excluding pension contributions) within the following ranges was:


                                                         1995             1994
                                                       Number           Number

pound 0 to pound 5,000                                     3                3
pound 5,001 to pound 10,000                                -                2
pound 10,001 to pound 15,000                               1                -
pound 30,001 to pound 35,000                               -                1
pound 40,001 to pound 45,000                               1                -
pound 45,001 to pound 50,000                               -                1
pound 60,001 to pound 65,000                               1                -
pound 65,001 to pound 70,000                               2                -
pound 70,001 to pound 75,000                               1                1
pound 75,001 to pound 80,000                               -                1
pound 120,001 to pound 125,000                             1                -
                                                          ===              ===

A provision of (pound) 95,000 has been established in these financial statements in respect of bonus payments which may be made to directors at the company's discretion. As these bonuses have not yet been approved, the above disclosures include no amounts in respect of bonuses for the year. However, bonus payments made in relation to the year ended 31 December 1994 are included above.

National Band Three Limited



5        Employee information

The average weekly number of persons (including executive directors) employed by the company during the year was:


                                                       1995             1994
                                                     Number           Number

By activity
Administration                                           26               22
Technical                                                43               45
Marketing                                                38               34
                                                      -----            -----
                                                        107              101
                                                      =====            =====


                                                (pound '000)     (pound '000)

Staff costs (for the above persons)
Wages and salaries                                    2,766            2,407
Social security costs                                   277              243
Other pension costs                                     154              104
                                                      -----            -----
                                                      3,197            2,754
                                                      =====            =====

6  Interest payable and similar charges

                                                       1995             1994
                                                (pound '000)     (pound '000)

Interest payable on sums owed to parent
 undertaking                                            266              266
                                                        ===              ===

7  Profit/(loss) on ordinary activities
   before taxation


                                                       1995             1994
                                                (pound '000)     (pound '000)

The profit/(loss) on ordinary activities
 before taxation is stated after
 charging/(crediting):
Depreciation                                          2,362            2,355
Auditors' remuneration                                   20               17
Auditors' remuneration for non-audit services            18               11
Rentals under operating leases on land
 and buildings                                        1,168            1,122
Hire of equipment under operating leases              1,358            1,578
Profit on disposal of fixed assets                      (58)             (44)
                                                     ======           ======

National Band Three Limited



8  Tax on loss on ordinary activities


                                                       1995             1994
                                                (pound '000)      (pound '000)

United Kingdom corporation tax at 33% (1994: 33%)
 Deferred                                               Nil               27
                                                      =====            =====

No charge arises for corporation tax in the year due to losses brought forward from previous years.

9  Tangible fixed assets


                                                  Plant
                              Short term            and     Fixtures
                               leasehold      machinery          and         Motor
                            improvements    as restated     fittings      vehicles        Total
                             (pound '000)   (pound '000) (pound '000)  (pound '000) (pound '000)
Cost
At 1 January 1995                      5         21,812          522           611       22,950
Additions                              -          2,379           95           327        2,801
Disposals                              -            (79)          (3)         (126)        (208)
Adjustment (see below)                 -           (175)           -             -         (175)
                                     ---         ------          ---           ---       ------
At 31 December 1995                    5         23,937          614           812       25,368
                                     ---         ------          ---           ---       ------
Depreciation
At 1 January 1995                      2         10,762          231           253       11,248
Charge for year                        1          2,161           88           164        2,414
Disposals                              -            (35)          (3)          (93)        (131)
Adjustment (see below)                 -            (52)           -             -          (52)
                                     ---         ------          ---           ---       ------
At 31 December 1995                    3         12,836          316           324       13,479
                                     ---         ------          ---           ---       ------
Net book value
At 31 December 1995                    2         11,101          298           488       11,889
                                     ===         ======          ===           ===       ======

At 31 December 1994                    3         11,050          291           358       11,702
                                     ===         ======          ===           ===       ======

Included  in  the  above  are  assets  under   construction   to  the  value  of
(pound)235,000   (31  December  1994:  (pound)  265,000)  which  did  not  incur depreciation during the year.

The adjustments relate to costs provided for and capitalised by the company in previous years which are not payable.

National Band Three Limited



10 Stocks


                                                         1995             1994
                                                  (pound '000)     (pound '000)

Goods for resale                                          193               77
                                                          ===              ===

11 Debtors


                                                         1995             1994
                                                  (pound '000)     (pound '000)
Amounts falling due within one year
Trade debtors                                           1,955            2,022
Amounts owed by fellow subsidiary undertakings            155                -
Other debtors                                             136               73
Prepayments and accrued income                          1,076            1,010
                                                        -----            -----
                                                        3,322            3,105
                                                        =====            =====

12  Creditors: amounts falling due within one year


                                                         1995             1994
                                                  (pound '000)     (pound '000)

Trade creditors                                         2,106            2,362
Amount owed to parent undertaking                       4,432            4,432
Other taxes and social security                           215              212
Accruals and deferred income                            2,974            3,616
                                                        -----            -----
                                                        9,727           10,622
                                                        =====            =====

National Band Three Limited



13   Deferred taxation

The total liability to deferred taxation is as follows:


                                                    Amount provided                    Amount unprovided
                                                  1995              1994              1995              1994
                                           (pound '000)      (pound '000)      (pound '000)      (pound '000)
Excess of capital allowances over
  depreciation                                       -                 -               355                64
Other                                                -                 -               (77)              (88)
                                                   ---               ---               ---               ---
                                                   Nil               Nil               278               (24)
                                                   ===               ===               ===               ===

No provision has been made for deferred taxation on these financial statements as the above potential liability is covered by corporate tax losses carried forward.

14  Called up share capital


                                                          1995             1994
                                                   (pound '000)     (pound '000)
Authorised
12,000,000 ordinary shares of pound 1 each              12,000           12,000
                                                        ======           ======
Allotted, called up and fully paid
9,000,000 ordinary shares of pound 1 each               9,000            9,000
                                                        ======           ======

15 Share premium account and reserves

                                                 Share                              Profit
                                               premium          Goodwill          and loss
                                               account           reserve           account             Total
                                           (pound '000)      (pound '000)      (pound '000)      (pound '000)

At 1 January 1995                                8,800              (107)          (11,804)           (3,111)
Transfer in respect of
 amortisation of goodwill                            -                49              (49)                 -
Profit for the financial year                        -                 -             1,605             1,605
                                                 -----               ---            ------             -----
At 31 December 1995                              8,800               (58)          (10,248)           (1,506)
                                                 =====               ===            ======             =====

National Band Three Limited



16   Reconciliation of movements in shareholders' funds


                                                          1995             1994
                                                   (pound '000)     (pound '000)

Profit/(loss) for the financial year                     1,605             (508)
Goodwill written off                                         -              (25)
                                                         -----            -----
Net movement in shareholders' funds                      1,605             (533)
Opening shareholders' funds                              5,889            6,422
                                                         -----            -----
Closing shareholders' funds                              7,494            5,889
                                                         =====            =====

17 Reconciliation of operating profit/(loss) to net cash inflow from operating activities


                                                          1995             1994
                                                   (pound '000)     (pound '000)

Operating profit/(loss)                                  1,773             (344)
Profit on sale of tangible fixed assets                    (58)             (44)
Depreciation of tangible fixed assets                    2,362            2,355
Amounts written off fixed assets                           175                -
Increase in stocks                                        (116)             (71)
Increase in debtors                                       (217)            (490)
(Decrease)/increase in creditors                         (895)            1,451
                                                        ------           ------
Net cash inflow from operating activities                3,024            2,857
                                                        ======           ======

National Band Three Limited



18   Cash and cash equivalents



                                                          1995             1994
                                                   (pound '000)     (pound '000)

Changes in the period
At 1 January 1995                                        1,627            2,391
Net cash inflow/(outflow)                                  190             (764)
                                                         -----            -----
At 31 December 1995                                      1,817            1,627
                                                         =====            =====



                                                          1995             1994
                                                   (pound '000)     (pound '000)

Analysis of balances
Cash at bank and in hand                                 1,817            1,627
                                                         =====            =====


19  Financial commitments


Capital commitments                                       1995             1994
                                                   (pound '000)     (pound '000)

Contracted for but not provided                          1,490            1,242
                                                         =====            =====

Authorised but not yet contracted for                      Nil               18
                                                         =====             ====

Operating lease commitments

At 31 December 1995 the company had annual commitments under non-cancellable operating leases, as follows:


                                                      1995                                1994
                                                                   Other                               Other
                                              Land and         operating          Land and         operating
                                             buildings            leases         buildings            leases
                                           (pound '000)      (pound '000)      (pound '000)      (pound '000)
Leases which expire:
Within one year                                    300                84               342               229
Within two to five years                           285             1,539               220             1,435
After five years                                   566                 -               503                 -
                                                 -----             -----             -----             -----
                                                 1,151             1,623             1,065             1,664
                                                 =====             =====             =====             =====

National Band Three Limited



20   Ultimate parent company

The directors regard Geotek Inc (formerly Geotek Industries, Inc), a company incorporated in the United States of America, as the ultimate parent company. Copies of the parent's consolidated financial statements may be obtained from The Secretary, Geotek Communications, Inc. 20 Craig Road, Montvale, New Jersey 07645, United States of America.

21   Summary of differences between UK GAAP and US GAAP

These Financial Statements are prepared in British Pounds and presented in accordance with UK GAAP which differs in certain significant respects from US GAAP. These differences, which have a signigicant effect on consolidated net income and shareholders' equity, are discussed and quantified in a table of adjustments below. While this is not a comprehensive summary of all differences between UK GAAP and US GAAP, other differences are immaterial.

Significant differences between UK GAAP and US GAAP

(a)  Deferred income taxes

     Under UK GAAP, deferred taxes are only provided on timing differences where it is considered probable that such taxes will become payable in the foreseeable future. Under SFAS No. 109, "Accounting for Income Taxes", US GAAP requires deferred taxes to be provided in full under the liability method. There is no net adjustment recorded to the deferred income tax accounts for them to comply with US GAAP. Taxes on income presented in 1995 reflects the utilization of a (pound)770,000 pre-acqusition net operating loss which had a full valuation allowance established at the time of acquisition by the Company. The utilization of this net operating loss has been recorded in 1995 as a reduction to intangible assets.

(b)  Goodwill

     Under UK GAAP, the Company eliminates goodwill against reserves in the year in which it arises. US GAAP requires that goodwill is capitalized and amortized through the income statement over the estimated period of benefit. Additionally, under applicable rules of "push-down accounting" goodwill associated with the Parent Company's acquisition of the Company was "pushed down" onto the books of the Company at the time of the acquisition. The Parent Company's policy is to amortize goodwill on a straight line basis over 20 years. Amortization expense relating to goodwill was (pound)260,000 for December 31, 1995 and 1994. The carrying value of goodwill at December 31, 1995 after the adjustment for utilization of pre-acquisition net operating loss (see (a)) and amortization was (pound)4,000,000.

(c)  Statements of Cash Flows

     The Company prepares its Consolidated Statements of Cash Flows under United Kingdom Financial Reporting Standard No. 1, "Cash Flow Statements" ("FRS 1"). Its objectives and principles are similar to those set out in the US Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" ("SFAS 95").

National Band Three Limited


The principal differences between the standards relate to classification. Under FRS 1, the Company presents its cash flows as (a) operating activities; (b) returns on investments and servicing of finance; (c) taxation; (d) investing acivities; and (e) financing activities. SFAS 95 requires only three categories of cash flow activity; (a) operating; (b) investing; and (c) financing. Cash flows from taxation and returns on investments and servicing of finance shown under FRS 1 would be included as operating activities SFAS 95.

Statements of income

     The following is a summary of significant items which reconcile the statements of income form that reported under UK GAAP to that which would be reported has US GAAP been applied.

                                            Year Ended              Year Ended
                                          31, December            31, December
                                                  1995                    1994
                                           (pound '000)             (pound'000)
                                        ---------------           ------------
Net income (loss) as shown in the
       financial statements                (pound)1,605           (pound)(508)
   US GAAP adjustments:
       Amortization of goodwill                    (260)                 (260)
       Taxes on Income                             (770)
                                                  -----

Net income (loss) under US GAAP             (pound) 575           (pound)(768)
                                            ===========           ============


Shareholders' Funds

     The following is a summary of the signigicant items which reconcile shareholders' funds from that reported under UK GAAP to that which would be reported had US GAAP been applied.

                                                             As of December 31,
                                                               (pound '000)
                                                            -----------------
                                                         1995              1994
                                                         ----              ----
Shareholders' funds shown in the financial
     statements                                  (pound)7,494      (pound)5,889
     US GAAP adjustments:
         Goodwill                                       4,000             5,030
         Deferred Income Tax                               --                --
                                                    ---------         ---------

Shareholders' funds under US GAAP               (pound)11,494     (pound)10,919
                                                =============     =============

                    Bogen Communications Internatioal, Inc.
                                and Subsidiaries

                    [Letterhead of Coopers & Lybrand L.L.P.]

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Bogen Communications International, Inc.:


We have audited the accompanying consolidated balance sheets of BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES (formerly European Gateway Acquisition Corp.) as of December 31, 1995 and 1994, and the related statements of operations, common stock subject to possible redemption and stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bogen Communications International, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.


                                               COOPERS & LYBRAND L.L.P.


March 21, 1996
New York, New York.

                    [Letterhead of Coopers & Lybrand L.L.P.]

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Bogen Communications International, Inc.:

We have audited the accompanying consolidated statements of operations, common stock subject to possible redemption and stockholders' equity and cash flows of BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES (formerly European Gateway Acquisition Corp.) for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Bogen Communications International, Inc. and Subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles.


                                               COOPERS & LYBRAND L.L.P.


March 21, 1996
New York, New York.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1995 and 1994
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                              1995       1994
                                                            --------   --------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                   $  1,276   $    148
Accounts receivable (less allowance
 for doubtful accounts of $424
 and $365 at December 31, 1995 and
 1994, respectively)                                           4,992      6,035
Inventory, net (Note 2)                                        6,922      8,158
Prepaid expenses and other current
 assets                                                        1,042      1,294
                                                            --------   --------

     TOTAL CURRENT ASSETS                                     14,232     15,635
Property and equipment, net (Note 3)                           2,191      2,024
Goodwill and intangible assets, net
 (Note 4)                                                     14,706     15,055
Other assets                                                     175        152
                                                            --------   --------
      TOTAL ASSETS                                          $ 31,304   $ 32,866
                                                            ========   ========
LIABILITIES
CURRENT LIABILITIES:
Amounts outstanding under revolving credit
 agreements (Note 5)                                        $  4,944   $  5,635
Accounts payable, including cash overdrafts of
 $-0- and $238 at December 31, 1995 and
 1994, respectively                                            2,861      3,645
Accrued expenses                                               3,610      2,029
Income taxes payable                                           1,353         89
Advances and notes payable to related parties (Note 6)           537      2,662
Current maturities of notes payable to non-related parties       174        573
                                                            --------   --------
    TOTAL CURRENT LIABILITIES                                 13,479     14,633
Advances and notes payable to related parties (Note 6)         3,458      5,039
Notes payable to non-related parties (Note 6)                   --          174
Other long term liabilities (Note 8)                             674        649
Minority interest                                                550        547
                                                            --------   --------
  TOTAL LIABILITIES                                           18,161     21,042
                                                            --------   --------
Commitments and contingencies (Note 8)
Common stock - subject to possible redemption,
 309,845 shares at redemption value                             --        1,575
                                                            --------   --------
STOCKHOLDERS' EQUITY (Note 9)
Common stock - $.001 par value; 50,000,000 shares
 authorized; 5,759,350 and 1,615,155 shares issued
 and outstanding at December 31, 1995 and 1994,
 respectively                                                      6          2
Additional paid-in capital (Notes 9 and 10)                   19,175     12,638
Accumulated deficit                                           (6,185)    (2,428)
Cumulative currency translation adjustments                      147         37
                                                            --------   --------
     TOTAL STOCKHOLDERS' EQUITY                               13,143     10,249
                                                            --------   --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 31,304   $ 32,866
                                                            ========   ========


      Accompanying notes are an integral part of these financial statements

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                            POST - PUSHDOWN         PRE-PUSHDOWN
                                          1995           1994           1993
                                      -----------    -----------    -----------

Net sales
     (Note 14: phase-out of OAS
      Product Line)                   $    44,518    $    45,922    $    30,072

Cost of goods sold (including
 charges of $2,222, $1,273 and
 $115 to reduce certain inventory
 to market value for the years
 ending December 31, 1995, 1994
 and 1993, respectively)(Note 14)          27,338         29,739         18,449
                                      -----------    -----------    -----------

 Gross profit (Note 14)                    17,180         16,183         11,623

Operating expenses:
 Research and development (Note 14)         2,307          1,999          1,696
 Selling, general and administrative
   (Note 14)                               15,067         12,555          9,140
 Amortization of goodwill and
  intangible assets (Note 9)                  443            424             18
                                      -----------    -----------    -----------

  Income (loss) from operations              (637)         1,205            769

Other (income) expenses:
  Other (income)                             (237)           (39)          --
  Interest expense, net                       587            498            342
  Interest expense - related parties          619            696            427
  Transaction costs                         1,491           --             --
  Minority interest of consolidated
   subsidiaries                               184            326             37
                                      -----------    -----------    -----------

(Loss) before provision
  for income taxes (Note 14)               (3,281)          (276)           (37)

Provision for income taxes (Note 7)        (1,262)           (79)          --
                                      -----------    -----------    -----------

Net (loss)                            $    (4,543)   $      (355)   $       (37)
                                      ===========    ===========    ===========

Net (Loss) per common share:
 Net (Loss)                           $     (1.37)         (0.18)   $     (0.04)
                                      ===========    ===========    ===========

Weighted Average number of common
Shares Outstanding (Note 13)            3,311,668      1,925,000        865,506
                                      ===========    ===========    ===========

      Accompanying notes are an integral part of these financial statements

BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO
POSSIBLE REDEMPTION AND STOCKHOLDERS' EQUITY
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                                                          CUMULATIVE
                                               COMMON STOCK         COMMON STOCK                                           FOREIGN
                                                SUBJECT TO      -----------------------     ADDITIONAL                     CURRENCY
                                                 POSSIBLE       NUMBER OF                    PAID-IN       ACCUMULATED   TRANSLATION
                                                REDEMPTION       SHARES          AMT         CAPITAL         DEFICIT      ADJUSTMENT
                                               ------------     ---------     ---------     ----------     -----------   -----------
PRE-PUSHDOWN

Balance at December 31, 1992                          --             --            --       $   6,006      $  (8,519)          --
Acquisition of Speech Design                          --             --            --             917         (2,041)          --
Capital contribution                                  --             --            --              50           --             --
Original issuance of common stock                     --          375,000     $       1          --             --             --
Sale of 1,550,000 units, net of
 underwriting discounts, non-accountable
 expense allowance and offering expense          $   1,506      1,240,155             1          --             --             --
Accretion of redemption value of
 common stock                                            9           --            --            --             --             --
Translation adjustments                                                                                                   $     (70)
Net loss                                              --             --            --            --              (37)
                                                 ---------      ---------     ---------     ---------      ---------      ---------

Balance at December 31, 1993                         1,515      1,615,155             2         6,973        (10,597)           (70)

POST-PUSHDOWN

Translation adjustments                               --             --            --            --             --              107
Accretion of redemption value
 of common stock                                        60           --            --            --             --             --
Geotek pushdown of goodwill (Notes 1 and 9)           --             --            --           5,665          8,524           --
Net loss                                              --             --            --            --             (355)          --
                                                 ---------      ---------     ---------     ---------      ---------      ---------

Balance at December 31, 1994                         1,575      1,615,155             2        12,638         (2,428)            37
Recapitalization by foreign subsidiary                --             --            --            (967)           967           --
Accretion of redemption value
 of common stock                                        52           --            --             (52)          --             --
Reclass of common stock subject to
 redemption to common stock
 upon the Company's acquisition
 of Bogen and Speech Design                         (1,627)       309,845          --           1,627           --             --
Forgiveness of Bogen inter-
 company debt by Geotek                                              --            --           7,155
Issuance of common stock and other
 adjustments to effect combination
 of Bogen and Speech Design (see Note 2)              --        3,701,919             4        (1,966)          --             --

Issuance of common stock and warrants
 to purchase 60,000 shares of common
 stock for services provided to
 facilitate the acquisition of
 Bogen and Speech Design                              --          132,431          --             740           --             --

Dividend paid by subsidiary to minority
    shareholders                                      --             --            --            --             (181)          --
Translation adjustments                               --             --            --            --             --              110
Net loss                                                             --                                       (4,543)
                                                 ---------      ---------     ---------     ---------      ---------      ---------
Balance at December 31, 1995                     $    --        5,759,350     $       6     $  19,175      $  (6,185)     $     147
                                                 =========      =========     =========     =========      =========      =========

    The accompanying notes are an integral part of these financial statements

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(IN THOUSANDS OF DOLLARS)

                                                              POST           PRE
                                                            PUSHDOWN       PUSHDOWN
                                                              1995           1994          1993
                                                            -------        -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(4,543)       $  (355)      $   (37)
  Adjustments to reconcile net loss to net
  cash provided by(used in)operating activities:
     Non-cash transaction costs                                 740           --            --
     Depreciation                                               868            574           428
     Amortization                                               443            431            18
     Provisions for doubtful accounts and
     inventory obsolescence                                   1,344          1,281           181
     Minority interest                                          184            326            37
   Change in operating assets and liabilities
       (net of effects from acquisitions):
     Accounts receivable                                        984           (405)       (3,610)
     Inventories                                                (49)        (2,914)          413
     Prepaid expenses and other current assets                  200           (230)           24
     Accounts payable and accrued expenses                    1,901            412         1,874
     Other                                                     --              138           200
                                                            -------        -------       -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           2,072           (742)         (472)
                                                            -------        -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                      (1,035)          (892)         (740)
  Acquisition of Satelco                                       --             (392)         --
  Cash obtained in the acquisition of
   Speech Design and Bogen                                    8,149           --            --
  Acquisition of investments and intangibles                    (60)          --            --
  Collection of notes receivable                                 37             38            37
                                                            -------        -------       -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           7,091         (1,246)         (703)
                                                            -------        -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Amounts borrowed (paid to) non-related parties               (688)          (509)         (486)
  Amounts borrowed (paid) under revolving credit
     agreements, net                                           (691)         1,875           (92)
  Dividend paid to Geotek related to
     combination of Bogen and Speech Design                  (7,000)
  Dividend paid by subsidiary                                  (181)
  Amounts borrowed from (paid to) related parties               415            552         1,992
  Cash overdraft receipts (payments)                           --              118          (317)
  Capital contribution                                         --             --              50
                                                            -------        -------       -------
  NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                   (8,145)         2,036         1,147
                                                            -------        -------       -------

INCREASE (DECREASE) IN CASH                                   1,018             48           (28)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  148             87           122
Effects of Exchange Rate on Cash                                110             13            (7)
                                                            -------        -------       -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 1,276        $   148       $    87
                                                            =======        =======       =======

      Accompanying notes are an integral part of these financial statements

BOGEN COMMUNCATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                         POST - PUSHDOWN          PRE-PUSHDOWN
                                                       1995            1994           1993
                                                     -------         -------         -------
SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest                             $   829         $   654         $   565
  Cash paid for income taxes                               4               6               0

Non Cash Investing and Financing Activites:

  Forgiveness of Bogen debt by
    Geotek treated as an equity
    contribution                                       7,155            --              --

  Debt paid by Geotek                                   --              --               150

  Goodwill pushed down from parent                      --            14,252            --

  Adjustments to combine companies                     1,966            --              --

  Notes payable to Geotek in
    consideration for acquiring
    Bogen and Speech Design                            3,000            --              --

  Common stock issued to Geotek in
    consideration for acquiring Bogen
    and Speech Design                                      4            --              --

  Common stock and warrants issued
   as consideration for certain
   services provided to the Company
   in connection with the acquisition
   of Bogen and Speech Design                            740            --              --

Assets acquired (net of cash):
  Prepaid assets                                           8            --              --
  Intangible assets                                       34            --              --

Liabilities assumed:
  Accrued expenses                                       160            --              --
  Note payable - to non-related party                    115            --              --
  Advances from Geotek                                    33            --              --
                                                     -------         -------         -------
Net liabilities assumed                                $(266)
                                                     =======         =======         =======

      Accompanying notes are an integral part of these financial statements

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

1.   Summary of Significant Accounting Policies

A.   Principles of Consolidation

     The consolidated financial statements of Bogen Communications International, Inc., formerly European Gateway Acquisition Corp. (the "Company"), include the accounts of Bogen Corporation, Inc. ("Bogen") and Speech Design GmbH ("Speech Design"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain 1994 and 1993 balances have been reclassified to conform with the 1995 presentation.

B.   Nature of Operations

     The Company's operations are conducted in one segment engaged in the development, manufacturing, and marketing of communication products. Product lines sold by the company are further described below:

          Telephone Products ("Telco")

          Commercial Audio Products ("Commercial Sound")

          Intercom/Paging Equipment ("Engineered Systems")

          Small Office/Home Office Products("OAS")

C.   Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

D.   Basis of Presentation

     On August 21, 1995, the Company acquired a 99% interest in Bogen and a 67% interest in Speech Design. The Company paid Geotek Communications, Inc. ("Geotek") $7,000 in cash, a convertible promissory note in the aggregate principal amount of $3,000 and 3,700,000 shares of the Company's common stock and warrants to acquire 200,000 shares of common stock of the Company. As a result, Geotek acquired approximately 64% of the stock of the Company, thereby giving it a controlling interest in the Company. Geotek, in addition, forgave approximately $7,155 of intercompany indebtedness from Bogen as part of the transaction. Further, as contingent consideration, the Company could be liable to pay Geotek an amount up to $11,000, or receive up to $2,500 from Geotek, based upon the operating results of the Company during the two years after the transaction. For accounting purposes, the acquisition is being treated as a joint acquisition of the Company by Bogen and Speech Design, companies under the common control of Geotek. The transaction is considered a reverse acquisition with Geotek as the acquiror for accounting purposes. The historical financial statements reflect the combination of Bogen and Speech Design in a manner similar

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

     to a pooling-of-interests. Accordingly, the historical financial statements reflect the combined operations of Bogen and Speech Design.

E.   Transaction Costs

     The Company incurred transaction costs of $1,491 in connection with the acquisition of Bogen and Speech Design which have been charged to non-operating expenses for the year ended December 31, 1995. These costs consist of non-recurring legal and other professional fees and other costs of the transaction amounting to $751 and a non-cash charge of $740 for the estimated fair value of 132,400 shares of common stock of the Company and warrants to purchase 60,000 shares of the Company's common stock at $5.25 per share, for services provided to the Company in connection with facilitating the acquisition of Bogen and Speech Design.

F.   Revenue Recognition

     Product revenue, net of expected returns, is recognized upon shipment.

G.   Goodwill

     As explained in Note 1D, the acquisition of Bogen and Speech Design is being accounted for as a reverse acquisition by Geotek. Accordingly, no goodwill will arise from the transaction described above as it is being accounted for on a historical cost basis.

     Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill also includes the effect of push-down accounting described below, by which Bogen recorded in its financial statements Geotek's goodwill associated with its purchase of Bogen. Goodwill is being amortized using the straight-line method over 40 years. At each balance sheet date, management assesses whether there has been a permanent impairment in the net carrying value of goodwill and the amount, if any, of such impairment by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of goodwill. The factors considered by management in performing this assessment include current operating results, trends, the effect of obsolescence, demand, competition and certain other economic factors.

     Through a series of transactions from 1991 through 1993, Geotek acquired for an aggregate consideration of approximately $8,400, 91% of Bogen. The purchase price included $1,500 in cash and short-term notes payable, the issuance of approximately 1,559,000 shares of Geotek's common stock and the conversion of $5,200 of Bogen's debt. In January 1994, Geotek completed a tender offer whereby its interest in Bogen increased from 91% to 99% in exchange for 230,300 shares of Geotek's common stock valued at approximately $3,300. Since Geotek acquired a greater than 95% interest in Bogen, pursuant to the rules of push-down accounting, the acquisition gave rise to a new basis of accounting and the goodwill related to Geotek's acquisition was "pushed-down" to the financial

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

     statements of Bogen. Accordingly, Bogen recorded net goodwill in the amount of $14,300 million in the first quarter of 1994. The goodwill is being amortized over its then remaining life of approximately 38 years. The related amortization expense for the pushed down goodwill was approximately $376 for the years ended December 31, 1995 and 1994.

     The consolidated financial statements as of and for the year ended December 31, 1993 were prepared using the Company's historical basis of accounting (Pre-Pushdown basis of accounting). The consolidated financial statements as of and for the years ended December 31, 1995 and 1994, were prepared under a new basis of accounting that reflects the additional goodwill pushed down from Geotek (Post-Pushdown basis of accounting). Comparability of operating results for the pre-pushdown and post-pushdown periods are affected by the additional amortization of goodwill.

     Goodwill in the amount of $739 represents the excess of cost over the fair value of net assets acquired by Speech Design related to the acquisition of its 67% owned subsidiary Satelco.

H.   Cash and Cash Equivalents

     Cash includes cash on-hand and all highly-liquid debt instruments purchased with original maturities of three months or less. The Company has invested approximately $500 in a Certificate of Deposit in one bank at December 31, 1995.

I.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Reserves are established for valuation purposes or determined by management on a periodic basis, as required by conditions of obsolescence.

J.   Property and Equipment

     Property and equipment is recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful life of the asset which generally ranges from three to ten years. Leasehold improvements are amortized ratably over their remaining lease terms, or estimated useful lives, if shorter.

     Expenditures for maintenance, repairs and renewals of minor items are charged to operations as incurred. Major renewals and improvements are capitalized. Upon disposition, the cost and related accumulated depreciation is removed from the accounts and the resulting gain or loss is reflected in operations for the period.

K.   Income Taxes

     The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). FAS 109 is an asset and liability

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

     approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

L.   Net Loss Per Share

     Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Common stock equivalents are excluded from the shares outstanding since the effect would be antidilutive.

M.   Credit Risk

     The Company develops, produces, markets and sells commercial audio, electronic, paging, communications and other equipment. The Company performs on-going credit evaluations of its customers. The accounts receivable resulting from its sales transactions generally are not collateralized. The Company provides reserves for potential losses from these receivables.

N.   Translation of Foreign Currencies

     Assets and liabilities of the Company are translated from local currencies into U.S. dollars at the exchange rates in effect at the end of the period. Revenue and expense accounts are translated at average exchange rates prevailing during the period. Local currencies are considered to be the functional currencies of the Company and its subsidiaries. Translation adjustments that arise from translation of the Company and its subsidiaries' financial statements are accumulated in a separate component of shareholder's equity. Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than local currencies are included in income as incurred.

     In the consolidated statements of cash flows, financing activities have been reflected at average rates for the years.

O.   Fair Value of Financial Instruments

     The recorded amount of cash, cash equivalents, notes payable and advances, approximates fair value due to the short term maturities of these assets and liabilities.

P.   Recently Issued Accounting Pronoucements

     In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which is effective for fiscal years beginning after December 31, 1995. The Company will adopt this standard in 1996 and is presently analyzing the impact of this new standard on its financial position and results of operations.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. The Company is still assessing the impact of implementing this new standard and can therefore not predict the effect on the Company's financial position and results of operations.

2.   Inventory

     Inventory, at the lower of cost (first in, first out) or market, as of December 31, 1995 and 1994, is as follows:

                                                        1995          1994
                                                       ------        ------
     Raw materials and supplies                        $1,864        $1,985
     Work in progress                                   1,155           758
     Finished goods                                     3,903         5,415
                                                       ------        ------

                  TOTAL                                $6,922        $8,158
                                                       ======        ======


     The inventory balances are net of a reserve for inventory valuation and obsolescence of $2,552 and $1,267 at December 31, 1995 and 1994, respectively.

3.   Property and Equipment

     Property and equipment at December 31, 1995 and 1994 is comprised of the following items:

                                                       1995          1994
                                                     -------       -------

     Machinery, equipment and tooling                $ 3,363       $ 2,735
     Furniture and office equipment                    1,485         1,367
     Leasehold improvements                              600           542
                                                     -------       -------
                                                       5,448         4,644
     Less: accumulated depreciation
           and amortization, net of
              disposals                               (3,257)       (2,620)
                                                     -------       -------

                                                     $ 2,191       $ 2,024
                                                     =======       =======

     Depreciation and amortization expense was approximately $868, $574 and $428 for the years ended December 31, 1995, 1994 and 1993, respectively.

4.   Goodwill and Intangible Assets

     Goodwill and intangible assets consist of the following, at December 31, 1995 and 1994:

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                     1995           1994
                                                   --------       --------

     Goodwill                                      $ 16,345       $ 16,345
     Other intangibles                                  123             29
                                                   --------       --------

     Total intangibles                               16,468         16,374

     Less: accumulated amortization                  (1,762)        (1,319)
                                                   --------       --------

                                                   $ 14,706       $ 15,055
                                                   ========       ========


     Amortization of goodwill and other intangibles was approximately $443, $424 and $18 for the years ended December 31, 1995, 1994 and 1993, respectively.

5.   Revolving Credit Agreeements

     In August 1995, Bogen extended a $10,000 domestic revolving senior line of credit for a two year term expiring August 1997. The line is collateralized by substantially all the assets of Bogen and is guaranteed by Geotek. Advances bear interest at the rate of 2% to 2.75% over the lender's prime rate. At December 31, 1995, the lender's prime rate was 8.75%. Advances to Bogen are made based on a percentage of accounts receivable and inventory.

     As of December 31, 1995 and 1994, Bogen had short term domestic borrowings outstanding under the line of credit of $3,670 and $4,350. The amounts available under the credit line based upon accounts receivable and inventory were $437 and $264 at December 31, 1995 and 1994, respectively. Under the terms of the line of credit, Bogen cannot, among other actions, declare or pay any dividends, return capital to its stockholders or redeem or repurchase any of its outstanding capital stock. Net assets of Bogen restricted under this agreement were $14,820 and $10,839 at December 31, 1995 and 1994, respectively.

     In August 1995, in connection with the Company's acqusisition of Bogen and Speech Design, Geotek also agreed to provide Bogen with a working capital line of credit for two years in the aggregate principal amount of $2,000. Amounts drawn under the line bear interest at 1% per annum above the rate Bogen pays for its then largest credit facility. There were no borrowings under this facility at December 31, 1995.

     At December 31, 1995 and 1994, Speech Design had short term lines of credit and overdraft facilities available of $3,453 and $1,863, respectively, of which short term borrowings amounted to $1,274 and $1,285, respectively. The amounts available under these credit lines were $2,179 and $578 at December 31, 1995 and 1994, respectively, with rates tied to short-term bank notes.

     Total outstanding revolving lines of credit are summarized as follows at December 31:

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                         1995         1994
                                                        ------       ------
     Domestic Lines of Credit Utilized                  $3,670       $4,350
     Foreign Lines of Credit Utilized:
       Speech Design                                       627          728
       Satelco                                             647          557
                                                        ------       ------

                                                        $4,944       $5,635
                                                        ======       ======


6.   Long-Term Debt

     A: ADVANCES and NOTES PAYABLE TO RELATED PARTIES

     Advances and notes payable to related parties at December 31, 1995 consist of the following:

                                                          1995       1994
                                                        -------    -------

     Advances from Geotek                               $   138    $ 4,840
     Notes Payable - Geotek
      (at prime rate + 1 1/8%)                             --        1,565
     Notes Payable - Geotek (at prime rate)                --          333
     Notes Payable - Geotek (at prime rate + 1%)            133        267
     Notes Payable - Geotek                                 266        381
     Loan to Related Party                                  317        315
     Notes Payable - Geotek (at 13%)                      3,141       --
                                                        -------    -------
               Total                                      3,995      7,701
     Less: Current Maturities                              (537)    (2,662)
                                                        -------    -------
                                                        $ 3,458    $ 5,039
                                                        =======    =======


     Advances from Geotek

     The $4,840 non-interest bearing advance from Geotek to Bogen was forgiven in connection with the acquisition of Bogen by the Company and was recorded as a contribution to equity on August 21, 1995 (the date of the acquisition). The remaining $138 consists of net current advances made subsequent to the acquisition.

     Notes Payable - Geotek (at prime rate + 1 1/8%)

     This $1,565 note was also forgiven in connection with the acquisition of Bogen by the Company and was recorded as a contribution to equity at the date of acquisition. Prior to conversion into equity, principal installments of $39 per quarter were made plus interest at the prime rate plus 1 1/8%.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

     Notes Payable - Geotek (at prime rate)

     This $333 note was also forgiven in connection with the acquisition of Bogen by the Company and was recorded as a contribution to equity at the date of acquisition. Prior to conversion into equity, principal installments of $4 per month were made plus interest at the prime rate.

     Notes Payable - Geotek (at prime rate + 1%)

     This note payable to Geotek from Speech Design is payable in quarterly installments of $33 plus interest at the prime rate plus 1%.

     Notes Payable - Geotek

     This note payable to Geotek is from Satelco, a 67% owned subsidiary of Speech Design, and is payable in quarterly installments of $87 beginning in September, 1995 plus annual payments of interest at the Swiss prime rate plus 1%.


     Loan to Related Party

     This $315 original note from the minority shareholders of Satelco is payable in quarterly installments of $31 plus interest at the Zurich Kantonal Bank rate with installments beginning February, 1995. The payments of this note have been suspended (with the approval of the noteholder) until such time as the Satelco subsidiary becomes profitable. Accordingly, this note payable has been classified as long-term.

     Notes Payable (by the Company) to Geotek

     This note payable to Geotek from the Company was incurred at the date of acquisition for $3,000 plus interest payable quarterly in arrears at varying rates equal to the Company's current borrowing rate from CIT plus 2%. This note is due in February, 1997. These notes are convertible into Common Stock of the Company at any time under a conversion formula. These notes can be prepaid at any time which would void the conversion feature.

     B: NOTES PAYABLE TO NON-RELATED PARTIES

     Notes payable to non-related parties at December 31, 1995 consist of the following:

                                                           1995     1994
                                                          -----    -----
       Various Notes Payable (at prime rate)              $  60    $ 202
       Notes Payable (with imputed interest 9%)            --        147
       Notes Payable (with imputed interest at 9%)           37      177
       Notes Payable (at 12% interest rate)                  12       62
       Notes Payable to Bank (at 8.5% interest rate)         65      159
                                                          -----    -----
           Total                                            174      747
       Less: Current Maturities                            (174)    (573)
                                                          -----    -----
                                                          $ --     $ 174
                                                          =====    =====

     Various Notes Payable (at prime rate)

     Payable in monthly installments of $12 plus interest at the prime
     [   ] rate.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

     Notes Payable (with imputed interest at 9%)

     Payable in monthly installments of $12 including imputed interest at 9%.

     Notes Payable (with imputed interest at 9%)

     Payable in annual installments of $150 including imputed interest at 9%.

     Notes Payable (at 12% interest rate)

     Payable in monthly installments of $4 plus interest at 12%.

     Notes Payable to Bank (at 8.5% interest rate)

     Payable by Speech Design in quarterly installments plus interest of 8.5%.

     Principal maturities of long-term debt over the next five years and thereafter are as follows:

                                       Related
                                       Parties           Other           Total
                                       ------           ------           ------
     1996                              $  537           $  174           $  711
     1997                               3,141             --              3,141
     1998                                --               --               --
     1999                                --               --               --
     2000                                --               --               --
     Thereafter                           317             --                317
                                       ------           ------           ------

                                       $3,995           $  174           $4,169
                                       ======           ======           ======

7.   Income Taxes

     The Company's payable for income taxes consists of the following:

                                                       1995           1994
                                                      ------         ------
     Foreign:
      Speech Design                                   $1,353         $   89
                                                      ------         ------

        TOTAL INCOME TAXES PAYABLE                    $1,353         $   89
                                                      ======         ======

     The components of income tax expense (all foreign) are as follows for the years ended December 31:

                                               1995        1994        1993
                                             ------      ------      ------

     Current income tax                      $1,257      $   65      $    0
     Current corporation tax                      5          14           0
                                             ------      ------      ------

                                             $1,262      $   79      $ -0-
                                             ======      ======      ======

     Income tax expense for 1995 and 1994 differs from the amount computed by applying the U.S. federal statutory rates due to losses in the U.S. for which no benefit

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

     has been provided offset by foreign taxable income at tax rates different than the U.S. federal statutory rate.

     The Company had net operating loss ("NOL") carryforwards for U.S. tax purposes of approximately $6,746 as of December 31, 1995, which expire between the years 2004 through 2010. Under Section 382 of the Internal Revenue Code of 1986, as amended, the net operating loss carryforwards are subject to certain limitations on their utilization as a result of the changes in control of the Company in 1991 and 1995.


     The components of deferred tax assets at December 31, 1995 and 1994, were approximately as follows:


                                                       1995          1994
                                                     -------       -------
     Deferred Tax Assets:

     NOL carryforwards                               $ 2,601       $ 1,886
     Deferred rent                                       251           194
     Inventory Reserves                                  972           642
     Allowance for Doubtful Accounts                     163           116
     Other                                               844           294
                                                     -------       -------

         TOTAL DEFERRED TAX ASSETS                     4,831         3,132

     Less, valuation allowance                        (4,831)       (3,132)
                                                     -------       -------

         NET DEFERRED TAX ASSETS                     $   -0-       $   -0-
                                                     =======       =======

     In accordance with SFAS No. 109, the Company has established a valuation allowance of $4,831 and $3,132 for the years ended December 31, 1995 and 1994, respectively, offsetting the tax benefit of the deferred tax assets, principally the NOL carryforwards, to the extent the benefit is not expected to be realized.

8.   Commitments and Contingencies

     Operating Leases

     The Company occupies its plant and office facilities and operates certain equipment under leases expiring at various dates through 2004. The facility lease contains an escalation clause and provides for payments of taxes and expenses over base rent. The facility lease also contains a five year renewal option.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

     The minimum annual rental commitments over the next five years under operating leases are as follows:

                  Year Ending
                  December 31,
                  ------------
                     1996                            $ 1,127
                     1997                              1,116
                     1998                              1,039
                     1999                                954
                     2000                                872
                  Thereafter                             807
                                                      ------
                                                      $5,915
                                                      ======

     Bogen's facility lease includes scheduled rent increases over the lease term. Rent expense has been recorded on a straight-line basis and the related deferred rent obligation of $597 and $554 at December 31, 1995 and 1994, respectively, is classified as a long-term liability.

     Rent expense charged to operations totaled approximately $1,055, $779 and $787 for the years ended December 31, 1995, 1994 and 1993, respectively.

     Employment and Consulting Agreements

     In March 1991, Bogen entered into an employment agreement with an officer which, among other things, provided for annual compensation of approximately $150 and a bonus equal to 5% of pre-tax earnings. In the first quarter of 1993, the officer resigned from the Company. As a result, in 1993, the Company recorded a charge of $50 for a severance payment pursuant to the termination agreement with such officer. This payment was made by Geotek on behalf of the Company and has been treated as a capital contribution in 1993. Other officers of the Company are employed pursuant to written agreements with Geotek and the Company.

     Commitments

     At December 31, 1995, the Company had commitments to purchase merchandise from foreign vendors of $694 under documentary letters of credit and $133 under other sight documents. In addition, the Company has commitments to purchase from certain foreign vendors raw materials with a value of approximately $28. Pursuant to the sale of Aryt Optronics, Ltd. by Geotek in 1992, the Company obtained certain benefits and concessions from Reshef Technologies, Ltd. ("Reshef"), formerly a related company to Bogen. Such concessions and benefits would be lost by the Company if certain target purchases from Reshef were not met. Purchases made under this agreement complied with the target purchase requirements and approximated $3,612, $6,284 and $3,100 in 1995, 1994 and 1993, respectively. The

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

     concessions and benefits from Reshef expired on December 31, 1995.

     Litigation

     On April 13, 1995, a settlement of litigation was reached between AccessLine Technologies, Inc. ("AccessLine") and Bogen, that was effective January 1, 1995. Accessline had alleged patent infringement by Bogen's "Friday" product line and had sought unspecified damages from Bogen. The settlement resolved all current and future matters that may be brought by AccessLine with regard to this alleged patent infringement. Under the terms of the settlement, AccessLine granted a license to Bogen permitting Bogen to continue selling its "Friday Home Office Receptionist" line of products and other variations thereof on a worldwide basis. In return, the Company has agreed to pay AccessLine a royalty of 3% of net sales for applicable units sold after December 31, 1994. Applicable units would include current models of the "Friday Home Office Receptionist" and future new products that would be similar and meet the requirements of the agreement. The term of the license agreement is coincident with the expiration of patents applicable under the license agreement unless terminated sooner in accordance with the agreement. Under terms of this agreement, the Company has recorded royalty expense of $92 for the year ended December 31, 1995.

9.   Stockholder's Equity

     Common Stock and Common Stock Subject to Possible Redemption

     The following discussion summarizes the incorporation of the Company, the capitalization, and the requirements and privileges of the shareholders in the periods preceding the consummation of the acquisition of Bogen and Speech Design on August 21, 1995.

     The Company was incorporated in Delaware on May 6, 1993 with the objective of acquiring a medium-sized operating business engaged in industrial manufacturing or industrial services and located in Germany, Switzerland or Austria ("Business Combination"). The Company's founding directors and advisors purchased 500,000 common shares, $.001 par value, for five hundred dollars during the three month period after incorporation. On September 30, 1993, 125,000 shares were returned to the Company by the founding shareholders and was retroactively reflected in the financial statements as a net issuance of 375,000 shares.

     On October 15, 1993, the Company sold 1,550,000 units ("Units") in an initial public offering ("Offering") of the Company's common stock. Each unit consisted of one share of the Company's common stock, $.001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitled the holder to purchase, during the period commencing on the later of the consummation by the Company of its Business Combination or one year from the effective date of the Offering and ending seven years from the effective date of Offering, from the Company one share of common stock at an exercise price of $5.50. The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice any at time, only in the event that the last sale price of the common stock is at least $10.00 per share for 20 consecutive trading days ending on the third day prior to

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

     date on which notice of redemption is given. The proceeds of the Offering were deposited in a trust fund to fund a Business Combination or liquidation of the Company.

     The Company, after signing a definitive agreement for the acquisition of a Business Combination, submitted such transaction for stockholder approval. In the event that 20% or more of the shareholders excluding, for this purpose, those persons who were shareholders prior to the Offering, had voted against the Business Combination, the Business Combination would not have been consummated. For the first Business Combination consummated by the Company, all of the Company's shareholders prior to the Offering, including all of the officers, directors and advisors of the Company ("Initial Shareholders") agreed to vote their shares of common stock in accordance with the vote of the majority in interest of all other shareholders of the Company ("Public Shareholders") with respect to any Business Combination. After consummation of the Company's first Business Combination, these voting safeguards were no longer applicable.

     When the Business Combination was approved and consummated, any Public Shareholder who had voted against the Business Combination could have demanded that the Company redeem his shares. The per share redemption price equaled the amount in the Trust Fund, as of the record date for determination of shareholders entitled to vote on the Business Combination, divided by the number of shares held by Public Shareholders. Accordingly, Public Shareholders holding 19.99% of the aggregate number of shares owned by all Public Shareholders could have had their shares redeemed at the time of the Business Combination. The Company has classified the value of this redemption as common stock, subject to possible redemption, on its balance sheet at December 31, 1994 prior to the consumation of the Business Combination. Such Public Shareholders were entitled to receive their per share interest in the Trust Fund computed without regard to shares held by Initial Shareholders. On August 21, 1995, in connection with the Company's acquisition of Bogen and Speech Design, the Company reclassified the common stock subject to possible redemption to common stock. No shares of stock were redeemed as discussed above.

     The Company's Certificate of Incorporation had provided for mandatory liquidation of the Company, without stockholder approval, in the event that the Company did not consummate a Business Combination.

     Warrants

     In June 1993, 300,000 Warrants were issued to various individuals in consideration for providing the Company bridge financing until its offering in October 1993. As referred to above, the Company issued 3,100,000 Warrants to purchase its common stock in connection with the Offering.

     Warrants to purchase 200,000 shares of common stock were issued to Geotek in August 1995 in connection with the acquisition of Bogen and Speech Design. Another 60,000 Warrants were issued as consideration for providing certain financings and services provided to the Company to facilitate the Business Combination. At December 31, 1995, 3,660,000 Warrants were outstanding.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

     Options

     Three members of the Company's Board of Directors have been granted an option by the previous members of the Board of Directors to purchase from such persons, for nominal consideration, 337,500 of the 375,000 shares of the Company's common stock currently held by such persons.

     In 1994, Bogen adopted an Employee Stock Option Plan (the "Plan"). Under the Plan, an aggregate of 3,000,000 shares may be issued to members of its Board of Directors, designated officers and employees and independent contractors or consultants who perform services for the Company. No option granted under the Plan is intended to be an incentive stock option within the meaning of section 442A(b) of the Internal Revenue Code of 1986 for income tax purposes. During 1994, 1,400,000 options were granted under this Plan at a price of $1.14 per share which approximates fair value. These options vest over a five (5) year period. During 1994, there were no options exercised or exercisable. During 1995, 325,000 options were granted, and 605,000 options were cancelled due to executives leaving the Company. At December 31, 1995, 180,000 options were exercisable.

     Prior to January 1, 1994, Bogen maintained a stock option plan which provided for the grant of up to 500,000 incentive and/or non-qualified stock options to officers and key employees. No options were granted pursuant to this plan in 1993.

     Push-Down of Goodwill

     Pursuant to Accounting Principles Board No. 16 "Business Combinations" ("APB 16"), the accumulated deficit of Bogen was required to be restated on the date of applying push-down accounting (see Note 2G, Goodwill). The restated accumulated deficit includes Geotek's recorded equity in the income and losses of Bogen since its original acquisition and all goodwill amortization recorded by Geotek relating to the acquisition of Bogen. Therefore, a reclassification of $8,524 was made from accumulated deficit to additional paid-in capital in January 1994.

     Preferred Stock

     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

     Common Stock

     At December 31, 1995 and 1994, 3,700,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants.

10.  Related Party Transactions

     The Company has issued 132,431 shares of its common stock for services received in connection with the acquisition of Bogen and Speech Design. Of these shares 19,565 were issued to a member of the Board of Directors of Geotek.

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

     During 1995, in conjuction with the acquisition of Bogen and Speech Design (see Note 1D above) Geotek forgave $7,155 in long-term debt due Geotek which was recorded as an increase in additional paid-in capital. As part of this acquisition, the Company issued $3,000 in convertible promissory notes to Geotek.


11.  Economic Dependency

     During the years ended December 31, 1995, 1994 and 1993, the Company purchased audio components of approximately $8,853, $14,016 and $7,460, respectively, from three suppliers located in the Republic of South Korea. Any future inability of any of these suppliers to provide the Company with a sufficient level of components may have a negative impact on the Company's operations.

     Sales to one customer approximated $4,400 and accounted for more than 10% of the Company's net sales in 1995. Sales to a different customer approximated $7,100 and accounted for more than 10% of the Company's net sales in 1994.

     Twenty-two of Bogen's employees are subject to collective bargaining agreements which expire in mid-1997.


12.  Employee Benefit Plans

     Bogen participates in multi-employer pension plans which cover all union employees. Contributions for the periods ended December 31, 1995, 1994 and 1993 were approximately $15, $18 and $19, respectively.

     Employees of the Company are also eligible to participate in a defined contribution 401(K) plan sponsored by Geotek. The Company provides a matching contribution to a portion of funds contributed by employees that amounted to $82, $108, and $73 for the years ended December 31, 1995, 1994, and 1993, respectively.

13.  Segments

     The Company's operations are conducted in one segment engaged in the development, manufacturing and marketing of communication products, such as telephone products, commercial audio, paging equipment, and small office home office products in the United States (Bogen) and Germany (Speech Design). Information about the Company for 1995, 1994, and 1993 has been presented geographically as follows:

                                            1995         1994         1993
                                          -------      -------      -------
     Geographic Segments:
              Revenues:
              United States               $30,677      $37,745      $26,292
              Foreign                      13,841        8,177        3,780
                                          -------      -------      -------
                                          $44,518      $45,922      $30,072
                                          -------      -------      -------

BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

          Operating income (loss):
              United States                $ (2,405)   $    (18)   $    656
              Foreign                         1,768       1,223         113

     Income (loss) from operations         $   (637)   $  1,205    $    769
                                           --------    --------    --------

     Identifiable assets:
              United States                $ 24,425    $ 27,467    $ 12,263
              Foreign                         6,879       5,399       2,157
                                           --------    --------    --------
                                           $ 31,304    $ 32,866    $ 14,420
                                           --------    --------    --------

14.  Phase-out of OAS Product Line

     In December 1995, the Company's management made a decision to phase-out the OAS product line. This decision was made as a result of intense competitive pressure from competing companies. The Company expects to sell all remaining OAS inventory and complete the phase-out by the middle of 1996, with no material exit costs anticipated. The results of the OAS product line for the past three years are as follows:



                                          Selected Financial Information
                                         For The Years Ended December 31,

                                          1995          1994         1993
                                        -------       -------      -------

     Net Sales                          $ 4,444       $12,252      $ 2,899

     Cost of Goods Sold                   4,932         9,431        1,765
                                        -------       -------      -------

     Gross Profit (Deficit)                (488)        2,821        1,134

     Engineering, Selling &
     Marketing Expenses                   4,026         3,773        1,849
                                        -------       -------      -------

     Operating loss                     $(4,514)      $ ( 952)     $  (715)
                                        -------       -------      -------

15.  Fourth Quarter Adjustments

     Certain adjustments and provisions amounting to $1,500, primarily related to inventory valuation for the OAS product line, were recorded in the fourth quarter of 1995.