Form 10-Q
period 1996-03-31
GEOTEK COMMUNICATIONS INC
filed 1996-05-13
CIK 844843

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                    Form 10Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

COMMON STOCK OUTSTANDING AT April 30, 1996: 57,316,480 SHARES

                           GEOTEK COMMUNICATIONS, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS

PART I:     Financial Information

   Item 1:  Financial Statements

   Item 2:  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

PART II:    Other Information

   Item 6:  Exhibit and Report on Form 8-K

              CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains "forward-looking" statements. The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all of such forward-looking statements. Examples of forward-looking statements contained herein include the Company's projections with respect to:
(a) the commercial implementation of GEONET and the timing of the roll-out of GEONET; (b) the Company's future financial results, capital needs and sources of financing; and (c) the effect of certain legislation and governmental regulations on the Company. The Company's ability to predict any such project results or to predict the effect of any legislation or other pending events on the Company's operating results in inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the specific factors discussed with such forward-looking statements and contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as such factors in some cases have affected, and in the future (together with other factors) could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                    (Note 1)

                                         March 31, 1996          December 31,
                                           (Unaudited)               1995
                                          -------------          ------------
ASSETS

Current Assets:
  Cash and cash equivalents                 $ 116,173               $ 61,428
  Temporary investments                         5,834                  7,945
  Restricted cash                              27,567                 36,971
  Accounts receivable, trade                   13,446                 14,028
  Inventories                                  11,526                 10,483
  Deposits for spectrum licenses                8,000                 11,500
  Prepaid expenses and other                    6,798                  5,621
                                            ---------               --------

      Total current assets                    189,344                147,976

Investments in affiliates                       2,805                  3,078
Property, plant and equipment, net             76,126                 66,110
Intangible assets, net                         69,665                 68,181
Other assets                                    8,813                  7,219
                                            ---------               --------
                                            $ 346,753               $292,564
                                            =========               ========






                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                    (Note 1)


                                               March 31, 1996      December 31,
                                                (Unaudited)            1995
                                               --------------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                     $  17,715          $  17,948
     Accrued expenses and other                     26,077             23,005
     Notes payable, banks and other                  8,227              8,285
     Current maturities, long-term debt             19,592             29,577
                                                 ---------          ---------
        Total current liabilities                   71,611             78,815
                                                 ---------          ---------

Long-term debt                                     175,164             95,875
Other noncurrent liabilities                         1,105              1,217
Minority interest                                      500                395

Redeemable preferred stock                          40,000             40,000

Commitments and Contingencies

Shareholders' equity:
     Preferred stocks $.01 par value                    11                 11
     Common stock, $.01 par value:
        authorized 99,000,000;
        issued 56,811,000 and 55,251,000
        respectively; outstanding
        56,573,000 and 55,013,000,
        respectively                                   569                553
     Capital in excess of par value                282,078            272,456
     Foreign currency
        translation adjustment                         (83)             1,012
    Accumulated deficit                           (222,816)          (196,384)
    Treasury stock, at cost                         (1,386)            (1,386)
                                                 ---------          ---------
                                                    58,373             76,262
                                                 ---------          ---------
                                                 $ 346,753          $ 292,564
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

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)
                                    (Note 1)

                                                       Three Months Ended
                                                            March 31,
                                                  --------------------------
                                                  1996                 1995
                                                  ------              ------
Revenues:
     Net sales                                   $ 13,848            $12,798
     Service income                                 7,705              6,400
                                               ----------        ------------
Total revenues                                     21,553             19,198
                                               ----------        ------------
Costs and expenses:
     Cost of goods sold                             8,760              7,399
     Cost of services                               7,264              3,584
     Research and development                       8,023              8,585
     Marketing                                      7,002              4,948
     General and administrative                     9,794              5,520
     Amortization of intangibles                    1,198                911
     Equity in losses of investees                    436              1,195
     Interest expense                               6,672              1,504
     Interest income                               (1,462)              (588)
     Other income                                    (608)              (467)
                                               ----------         ----------
Total costs and expenses                           47,079             32,591
                                               ----------         ----------
Loss from operations before taxes
     on income and minority interest              (25,526)           (13,393)
Taxes on income                                      (800)              (274)
Minority interest                                    (106)               (55)
                                               ----------         ----------
Net loss                                       $  (26,432)        $  (13,722)
                                               ----------         ----------
Preferred dividends                                (1,278)              (666)
                                               ----------         ----------
Loss applicable to common stock                $  (27,710)        $  (14,388)
                                               ==========         ==========
Weighted average number of common shares
     outstanding                               56,505,000         51,365,000
                                               ==========         ==========
Per common share:
     Net loss applicable to common shares      $   (0.49)         $   (0.28)
                                               ==========         ==========

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    for the three months ended March 31, 1996
                                 (In Thousands)
                                   (Unaudited)

                                                                                            Foreign
                                                                              Capital in    Currency
                               Preferred    Stock      Common       Stock      Excess of   Translation  Accumulated    Treasury
                                Shares     Amount      Shares      Amount      Par Value   Adjustment    Deficit        Stock
                                ------     ------      ------      ------      ---------   ----------   -----------    --------
Balances, January 1, 1996       1,063       $11        55,251       $553       $272,456     $1,012      $(196,384)    $(1,386)
Issuance of common stock:
    Exercise of warrants and
        options                                            75          1            304
Issuance of shares to
    Vanguard pursuant to
    management consulting
    agreement                                              75          1            664
Issuance of shares in
    connection with
    debt conversion                                     1,410         14          9,932
Preferred dividend                                                               (1,278)
Changes in currency                                                                         (1,095)
Net Loss                                                                                                  (26,432)
                                -----       ---        ------       ----       --------       ----      ---------     -------
Balances, March 31, 1996        1,063       $11        56,811       $569       $282,078       $(83)     $(222,816)    $(1,386)
                                =====       ===        ======       ====       ========       ====      =========     =======



                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                    (Note 1)
                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                        1996               1995
                                                        ----               ----
Cash flows from operating activities:
  Net loss                                             $(26,432)      $ (13,722)
  Adjustments to reconcile net
    loss to net cash
    used in operating activities:
    Minority interest                                       106              56
    Depreciation and amortization                         3,578           1,915
    Post acquisition adjustment for utilization
        of acquired net operating loss carry forward        400
    Non cash interest expense                             4,847
    Equity in net loss of investees                         436           1,195
    Non cash management consulting expense                  665             590
    Issuance of shares in connection with
      research and development project                                    2,029
 Changes in operating assets and liabilities
    (net of effects from acquisitions):
    Decrease (increase) in accounts receivable              582            (985)
    Decrease (increase) in inventories                   (1,043)            247
    Increase in prepaid expenses and other assets        (2,042)           (308)
    Increase in (decrease) accounts payable
         and accrued expenses                             2,839          (3,184)
    Other                                                   377               3
                                                       --------        --------
Net cash used in operating activities                   (15,687)        (12,164)
                                                       --------        --------
Cash flows from investing activities:
  Acquisition of licenses                                                  (900)
  Net decrease (increase) in temporary investments        2,111          (5,684)
  Acquisitions of property and equipment                (11,425)         (3,000)
  Cash invested in unconsolidated
   subsidiaries                                            (180)
  Decrease in contract deposits - other
   current assets                                           865
  Decrease in restricted cash                             9,404

                                                       --------        --------
Net cash provided by (used in) investing activities         775          (9,584)
                                                       --------        --------


                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                             (Dollars in thousands)
                                   (Unaudited)
                                    (Note 1)

                                                          Three Months Ended
                                                               March 31,
                                                       -----------------------
                                                       1996               1995
                                                       ----               ----
Cash flows from financing activities:
  Net repayments under line-of-credit
       agreements                                        (58)             (242)
  Proceeds from issuance of convertible
      notes                                           75,000
  Proceeds from issuance of senior secured
      notes and related warrants                                        36,000
  Deferred financing costs                            (2,213)
  Repayments of secured note                                           (25,000)
  Repayment of capital lease obligation                 (122)
  Repayments of debt                                    (800)
  Exercise of warrants and options                        280              547
  Payment of preferred dividends                      (1,278)             (666)
  Financing costs                                       (450)
  Other                                                 (112)              502
                                                    --------           -------
Net cash provided by financing activities             70,247            11,141
                                                    --------           -------
Effect of exchange rate changes on cash                 (590)                5
                                                    --------           -------
Increase (decrease) in cash and equivalents           54,745           (10,602)
Cash and equivalents, beginning of period             61,428            27,531
                                                    --------           -------
Cash and equivalents, end of period                 $116,173           $16,929
                                                    ========           =======
Supplemental schedule of non cash investing
 and financing activities:
    Management consulting fee paid
      in common stock                                   $665              $590
    Issuance of shares in connection
      with research and development project                             $2,029
    Issuance of shares in connection
      with debt conversion                           $10,396




                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 Basis of Presentation:

       The consolidated balance sheet of Geotek Communications, Inc. and Subsidiaries (the "Company") as of December 31, 1995 has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. In the opinion of management, all significant adjustments including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year. Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

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

Note 2 Long Term Debt:

       The Company's Senior Secured Notes due 1998 (the "Replacement Notes") are convertible into shares of the Company's Common Stock (subject to daily limits and certain other restrictions) at 87.5% of the average trading price of the Company's Common Stock on the respective conversion dates. During the three months ended March 31, 1996, $10.4 million was converted into 1,410,000 shares of common stock. In connection with the conversion the Company incurred $450,000 in financing costs.

       In July 1995, the Company placed approximately $40.5 million in a restricted cash account as security for the Company's obligations under the Replacement Notes. As the Replacement Notes are converted, a proportionate amount of the restricted cash becomes unrestricted and as of March 31, 1996, $21.4 million remains restricted. This amount is included in the balance sheet of the Company, as restricted cash, and is expected to satisfy the remaining principal balance of $17.6 million and total interest on the remaining unconverted Replacement Notes.

       In March 1996, the Company issued $75.0 million aggregate principal amount of its 12% Senior Subordinated Convertible Notes due 2001 (the "Convertible Notes"). Each Convertible Note is in the principal amount of $1,000, and beginning on March 5, 1997, may be converted into shares of the Company's common stock, par value $.01 per share (the "Common Stock"), at a conversion price equal to the lower of (i) $9.50 per share or (ii) the weighted average market price of the share of Common Stock for the ten trading day period immediately following the 90th day after the issuance date of the Convertible Notes, but shall in no event be less than $8.25 per share.

       Cash interest on the Convertible Notes accrues at the rate of 12% per annum and is payable semiannually on each February 15 and August 15 commencing August 15, 1996. The Convertible Notes mature on February 15, 2001. The Company has the option to redeem the Convertible Notes, on or after February 15, 1999, in whole or in part, at a redemption price equal to 110% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, for the 12 month period beginning February 15, 1999, and at a redemption price equal to 105% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, on or after February 15, 2000. The Company also has the option, at any time on or after September 1, 1997, to require the conversion of all, but not less than all, of the then outstanding Convertible Notes into common stock at the conversion price then in effect if the closing price of the common stock for 20 of the 30 trading days and for the five trading days preceding a designated period equals or exceeds 160% of the conversion price then in effect. The Convertible Notes are unsecured senior subordinated obligations of the Company. In addition, the indenture, governing the Convertible Notes, contains certain covenants that, subject to certain exceptions, restrict the ability of the Company and its Subsidiaries to engage in mergers and acquisitions.

       Pursuant to a registration rights agreement (the "Registration Rights Agreement"), the Company has filed registration statements under the Securities Act of 1933, as amended (the "Securities Act") with respect to the resale of the Convertible Notes and the issuance, or to the extent the registration of such issuance is not permitted by applicable law the resale, of the Common Stock issuable upon conversion of the Convertible Notes.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 Commitments and Contingent Liabilities:

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

       Litigation

       In June 1994, the Company filed a lawsuit against Harris Adacom Corporation B.V. ("Harris"), a Dutch Corporation, to enforce the Company's right to repayment of a $3.5 million, loan made to Harris in January 1994. In or about May 1994, creditors placed Harris into bankruptcy. In response to the Company's lawsuit, Harris and its subsidiaries filed a lawsuit against the Company in the courts of the State of Israel, requesting a declaratory judgment that the Company entered into a binding agreement for the purchase by the Company of a significant interest in certain wireless communication business assets owned by Adacom Technologies Ltd., ("ATL"), an affiliate of Harris and an Israeli publicly traded company, and subsequently breached such agreement. The plaintiffs in such action have stated an intention to file a separate claim for monetary damages and have estimated their losses to be several million dollars. The Company believes none of plaintiffs' claims in such action have any merit and are only an attempt to delay efforts to collect Harris's debt to the Company. The Company intends to defend such action vigorously.

       The Company is subject to other various legal proceedings arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, as would not have a significant adverse effect on the financial position results of operations or cash flows of the Company.


Note 4 Certain Related Party Transactions:

       In connection with the issuance of common shares and options to Vanguard in February 1994, the Company entered into a five-year management consulting agreement with Vanguard, pursuant to which Vanguard provides operational and marketing support to the Company for an aggregate of 1.5 million shares of common stock. For each of the three months ended March 31, 1996 and 1995, Vanguard earned approximately 75,000 shares pursuant to this agreement. These shares have been recorded in each of the three months ended March 31, 1996 and 1995 at approximately $0.7 million, which amounts are included in marketing expenses.

       The Company incurred expenses of $75,000 in each of the three month periods ended March 31, 1996 and 1995, pursuant to its consulting agreement with the Soros Group, the holders of the Company's Series H redeemable Preferred Shares and Series I Convertible Preferred Shares. As indicated in Note 5, in April 1996, the Soros Group made an additional commitment to the Company.

       PST has entered into a subcontractor agreement with Rafael, a shareholder of the Company, under which Rafael will partake in the enhancement and continued development of the digital wireless communications system to be deployed by the Company in the US. Research and development expense for the three months ended March 31, 1996 and 1995, includes approximately $1.0 million and $1.8 million, respectively, for research performed by Rafael under this agreement. PST has also entered into agreements with Rafael under which Rafael will manufacture the infrastructure equipment to be used by the Company in its US network. Through March 31, 1996 the Company had placed firm orders for equipment totaling $26.9 million of which $16.6 million has been paid to Rafael to date.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 Subsequent Events:

       In April 1996, the Company and S-C Rig Investments - III, L.P. ("S-C Rig"), a significant stockholder of the Company and an investment group affiliated with George Soros, entered into a Senior Loan Agreement whereby S-C Rig will make a $40.0 million unsecured credit facility (the"S-C Rig Credit Facility") available to the Company. Under the terms of the S-C Rig Credit Facility, all borrowings are required to be made within two years from the establishment of the credit facility. The borrowings will accrue interest at a rate of 10% per annum and will mature four years from the date of the final borrowing thereunder. The Company is obligated to pay S-C Rig a fee equal to 3% of each borrowing under the S-C Rig Credit Facility at the time of such borrowing. Borrowings under the S-C Rig Credit Facility will constitute senior indebtedness of the Company. In connection with the establishment of the credit facility, the Company issued to S-C Rig a five year warrant to purchase approximately 4.2 million shares of Common Stock (the "Warrant Shares") (subject to adjustment in certain circumstances) at an exercise price of $9.50 per share (subject to adjustment in certain circumstances). This warrant is exercisable at any time and from time to time after such date that the Company increases its authorized shares of common stock to allow for the reservation of the Warrant Shares. The Company's ability to make borrowings under this credit facility is subject to the Company so increasing its authorized shares.

       In April 1996, the Company and RWE Telliance A.G. ("RWE") entered into a letter of intent to merge each of their German mobile radio networks. Under the terms of this letter of intent, each company will own 50% of the merged entity. There can be no assurances that the Company and RWE will execute a formal agreement based on this letter of intent as this transaction is subject to, among other things, completion of satisfactory due diligence, regulatory approvals, and approvals of each company's board of directors.

       Also, in April 1996, the Company, Cogeco Cable Inc, and Techcom Inc. entered into a letter of intent to form a joint venture in Canada to launch mobile wireless communication services based on the Company's proprietary FHMA(TM) technology. The letter of intent is subject to, among other things, the completion of satisfactory due diligence, approval by the board of directors and execution of definitive agreements. At the same time, Industry Canada, the Canadian agency responsible for spectrum allocation, has approved in principle to award the joint venture 900 MHZ frequencies in major markets of Ontario, Quebec, British Columbia and Alberta.

       Additionally, in April 1996, through the Federal Communication Commission's 900 MHZ Spectrum auctions, the Company was a successful bidder on 181 10-channel blocks in 42 regional service areas known as Market Trading Areas at an aggregate cost of approximately $30.9 million of which the Company had $8.0 million on deposit at March 31, 1996. The remainder will be financed through an existing credit facility.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"):

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

       The Guarantor Information of Geotek Communications, Inc. and Subsidiaries has been presented on pages 13 through 18 in order to present the Guarantor Subsidiaries pursuant to the Guarantor relationship. The Guarantor Information is presented as management does not believe that separate financial statements of the Guarantor Subsidiaries would be meaningful. This Guarantor Information should be read in conjunction with the Consolidated Financial Statements. The Notes include covenants that put restrictions on the Company primarily related to making certain investments, paying dividends, and incurring additional debt.

       Basis of Presentation - To conform with the terms and conditions of the Notes, the combining Guarantor Information of the Guarantor Subsidiaries are presented on the following basis:

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

(2) Guarantor Subsidiaries            -For purposes of the Guarantor
                                      Information, Guarantor Subsidiaries
                                      includes all U.S. wireless subsidiaries of PowerSpectrum, Inc. ("PSI") combined with
                                      MetroNet Systems, Inc. and ANSA
                                      Communications, Inc., both direct wholly owned subsidiaries of the Parent Company.
                                      For purposes of the Guarantor Information, PSI does not contain the consolidated financial statements of PST, a subsidiary of PSI, since PST is not a Guarantor
                                      Subsidiary. Such statements of PST are
                                      included with Non- Guarantor Subsidiaries.

(3) Non-Guarantor Subsidiaries        -This includes the Company's subsidiaries
                                      that are not Guarantor Subsidiaries.

(4) Reclassification and              -Certain reclassifications were made to
      Eliminations                    conform all of the Guarantor Information
                                      to the financial presentation of the
                                      Company's consolidated financial
                                      statements. The principal elimination
                                      entries eliminate investments in
                                      subsidiaries and intercompany balances and transactions.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            Note 6 Condensed Consolidating Financial Information For
                Guarantors ("Guarantor Information"): continued
                      CONDENSED CONSOLIDATING BALANCE SHEET
                              As of March 31, 1996
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                                                        Geotek
                                           Geotek             Guarantor       Non-Guarantor     Reclassifications      Comm,Inc.
                                          Comm,Inc.         Subsidiaries       Subsidiaries       & Eliminations    & Subsidiaries
                                          ---------         ------------       ------------       --------------    --------------
ASSETS                                       (1)                (2)                (3)                  (4)
CURRENT ASSETS
Cash and cash equivalents                $ 110,668           $     692         $   4,813                              $ 116,173
Temporary investments                        5,834                                                                        5,834
Restricted cash                             25,874                                 1,693                                 27,567
Accounts receivable net                                             31            13,415                                 13,446
Inventories                                                      1,906             9,620                                 11,526
Deposits for spectrum
  licenses                                                       8,000                                                    8,000
Prepaid expenses and other assets            1,011               6,307             4,686           $  (5,206)             6,798
                                         ---------           ---------         ---------           ---------          ---------
Total current assets                       143,387              16,936            34,227              (5,206)           189,344
                                         ---------           ---------         ---------           ---------          ---------
Inter-company account                      173,374              29,970             1,951            (205,295)
Investments in affiliates                    2,968                                                      (163)             2,805
Property, plant and equipment, net           1,104              42,088            39,690              (6,756)            76,126
Intangible assets, net                      12,150              22,409            35,106                                 69,665
Other assets                                 8,058                 248             4,876              (4,369)             8,813
Investments in subsidiaries, at cost        90,427                                                   (90,427)
                                         ---------           ---------         ---------           ---------          ---------
Total Assets                               431,468             111,651           115,850            (312,216)         $ 346,753
                                         =========           =========         =========           =========          =========

LIABILITIES & SHAREHOLDERS' EQUITY
Current  liabilities
Accounts payable - trade                       348               4,111            18,462              (5,206)            17,715
Accrued expenses and other                   3,707               3,262            19,108                                 26,077
Notes payable, banks and other                                                     8,432                (205)             8,227
Current maturities, long-term debt          17,668               1,398               526                                 19,592
                                         ---------           ---------         ---------           ---------          ---------
Total current liabilities                   21,723               8,771            46,528              (5,411)            71,611
                                         ---------           ---------         ---------           ---------          ---------
Long-term debt                             167,617                                12,121              (4,574)           175,164
Intercompany accounts                                          166,658            38,637            (205,295)
Other non current liabilities                 (154)                                2,423              (1,164)             1,105
Minority interest                                                                    500                                    500

Redeemable preferred stock                  40,000                                                                       40,000

Shareholders' equity:
Preferred stocks, $.01 par value                11                                                                           11
Common stock, $.01 par value:                  569                                                                          569
Capital in excess of par value             254,856              40,621            75,455             (88,854)           282,078
Foreign currency translation
    adjustment                                                                       (83)                                   (83)
Accumulated deficit                        (51,768)           (104,399)          (59,731)             (6,918)          (222,816)
Treasury stock, at cost                     (1,386)                                                                      (1,386)
                                         ---------           ---------         ---------           ---------          ---------
                                           202,282             (63,778)           15,641             (95,772)            58,373
                                         ---------           ---------         ---------           ---------          ---------
                                         $ 431,468           $ 111,651         $ 115,850           $(312,216)         $ 346,753
                                         =========           =========         =========           =========          =========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      Note 6 Condensed Consolidating Financial Information For Guarantors
                      ("Guarantor Information"): continued
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             As of December 31, 1995
                  (Dollars in thousands, except per share data)

                                                                                                                 Geotek
                                             Geotek       Guarantor      Non-Guarantor   Reclassifications     Comm,Inc.
                                            Comm,Inc.    Subsidiaries    Subsidiaries     & Eliminations     &Subsidiaries
                                            ---------    ------------    ------------     --------------     -------------
ASSETS                                      (1)              (2)              (3)              (4)
CURRENT ASSETS:
    Cash and cash equivalents              $ 53,128         $ 522            $ 7,778                            $ 61,428
    Temporary investments                     7,945                                                                7,945
    Restricted cash                          35,230                            1,741                              36,971
    Accounts receivables trade, net                            21             14,007                              14,028
    Inventories                                             1,328              9,155                              10,483
    Deposits for spectrum licenses            3,500         8,000                                                 11,500
    Prepaid expenses and other assets         1,051           317              5,136             $(883)            5,621
                                           --------       -------           --------         ---------          --------
       Total current  assets                100,854        10,188             37,817              (883)          147,976

Inter-Company account                       142,286        37,154              4,010          (183,450)
Investments in affiliates                     3,241                                               (163)            3,078
Property, plant and equipment, net            1,088        28,962             39,487            (3,427)           66,110
Intangible assets, net                       12,313        19,171             36,697                              68,181
Other assets                                  7,684           174              3,845            (4,484)            7,219
Investments in subsidiaries, at cost         90,427                                            (90,427)
                                           --------       -------           --------         ---------          --------
                                           $357,893       $95,649           $121,856         $(282,834)         $292,564
                                           ========       =======           ========         =========          ========
LIABILITIES & SHAREHOLDERS' EQUITY
 Current liabilities:
    Accounts payable - trade               $    508        $2,447            $15,876             $(883)          $17,948
    Accrued expenses and other                1,250         5,835             15,920                              23,005
    Notes payable, banks and other                                             8,604              (319)            8,285
    Current maturities,
      long-term debt                         28,913                              664                              29,577
                                           --------       -------           --------         ---------          --------
       Total current liabilities             30,671         8,282             41,064            (1,202)           78,815
                                           --------       -------           --------         ---------          --------

Inter-company account                                     138,107             45,343          (183,450)
Long-term debt                               86,090         2,003             12,356            (4,574)           95,875
Other non current  liabilities                 (152)                           2,533            (1,164)            1,217
Minority interest                                                                395                                 395

Redeemable preferred stock                   40,000                                                               40,000

Shareholders' equity:
Preferred stocks, $.01 par value                 11                                                                   11
Common stock, $.01 par value                    553                                                                  553
Capital in excess of par value              245,234        40,621             75,455           (88,854)          272,456
Foreign currency translation
  adjustment                                                                   1,012                               1,012
Accumulated deficit                         (43,128)      (93,364)           (56,302)           (3,590)         (196,384)
Treasury stock, at cost                      (1,386)                                                              (1,386)
                                           --------       -------           --------         ---------          --------
                                            201,284       (52,743)            20,165           (92,444)           76,262
                                           --------       -------           --------         ---------          --------
                                           $357,893       $95,649           $121,856         $(282,834)         $292,564
                                           ========       =======           ========         =========          ========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      Note 6 Condensed Consolidating Financial Information for Guarantors
                      ("Guarantor Information"): continued
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                           For the Three Months Ended
                                 March 31, 1996
                             (Dollars in thousands)
                                    Unaudited

                                                                                                                   Geotek
                                       Geotek              Guarantor       Non-Guarantor Reclassifications        Comm,Inc.
                                      Comm,Inc.          Subsidiaries      Subsidiaries   & Eliminations       & Subsidiaries
                                      ---------          ------------      ------------   --------------       --------------
                                        (1)                   (2)               (3)              (4)
REVENUES
    Net sales                                            $    17           $ 24,322           $(10,491)          $ 13,848
    Service income                                            41              7,664                                 7,705
                                                        --------           --------           --------           --------
Total revenues                                                58             31,986            (10,491)            21,553
                                                        --------           --------           --------           --------
Costs and expenses:
Cost of goods sold                                           415             15,508             (7,163)             8,760
Cost of services                                           2,616              4,679                (31)             7,264
Research and development                                   3,081              4,942                                 8,023
Marketing                             $    75              2,769              4,158                                 7,002
General and administrative              2,702              2,606              4,486                                 9,794
Amortization of intangibles               446                270                482                                 1,198
Equity in losses of investees             436                                                                         436
Interest expense                        6,284                 53                603               (268)             6,672
Interest income                        (1,272)              (156)              (302)               268             (1,462)
Other income                              (31)              (563)               (45)                31               (608)
                                      -------           --------           --------           --------           --------
Total Costs and expenses                8,640             11,091             34,511             (7,163)            47,079
                                      -------           --------           --------           --------           --------
Loss from operations before
   taxes on income and
   minority interest                   (8,640)           (11,033)            (2,525)            (3,328)           (25,526)
Taxes on income                                                                (800)                                 (800)
Minority interest                                                              (106)                                 (106)
                                      -------           --------           --------           --------           --------
Net loss                              $(8,640)          $(11,033)          $ (3,431)          $ (3,328)          $(26,432)
                                      =======           ========           ========           ========           ========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      Note 6 Condensed Consolidating Financial Information for Guarantors
                      ("Guarantor Information"): continued
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                           For the Three Months Ended
                                 March 31, 1995
                             (Dollars in thousands)
                                    Unaudited

                                                                                                                   Geotek
                                       Geotek             Guarantor       Non-Guarantor   Reclassifications       Comm,Inc.
                                      Comm,Inc.         Subsidiaries      Subsidiaries     & Eliminations       & Subsidiaries
                                      ---------         ------------      ------------     --------------       -------------
                                          (1)               (2)                (3)              (4)
REVENUES
       Net sales                                          $    12           $ 12,786                             $ 12,798
       Service income                                         523              5,877                                6,400
                                                          -------            -------          -------            --------
Total revenues                                                535             18,663                               19,198
                                                          -------            -------          -------            --------

Costs and expenses:
    Cost of goods sold                                          9              7,390                               7,399
    Cost of services                                          278              3,306                               3,584
    Research and development            $ 244               3,207              5,134                               8,585
    Marketing                              75                 717              4,156                               4,948
    General and administrative          1,451               1,892              2,177                               5,520
    Amortization of intangibles           162                 230                519                                 911
    Equity in losses of investees         258                                    937                               1,195
    Interest expense                    1,164                  57                664           $(381)              1,504
    Interest income                      (894)                (14)               (61)            381                (588)
    Other income                                             (367)              (100)                               (467)
                                      -------             -------            -------                            --------
Total Costs and expenses                2,460               6,009             24,122                              32,591
                                      -------             -------            -------                            --------
Loss from operations before
       taxes on income and
       minority interest               (2,460)             (5,474)            (5,459)                            (13,393)
Taxes on income                                                                 (274)                               (274)
Minority interest                                                                (55)                                (55)
                                      -------             -------            -------          -------           --------
Net loss                              $(2,460)            $(5,474)           $(5,788)            --             $(13,722)
                                      =======             =======            =======          =======           ========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      Note 6 Condensed Consolidating Financial Information For Guarantors
                      ("Guarantor Information"): continued
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                           For the Three Months Ended
                                 March 31, 1996
                             (Dollars in thousands)
                                    Unaudited

                                                                                                                 Geotek
                                              Geotek       Guarantor       Non-Guarantor Reclassifications      Comm,Inc.
                                             Comm,Inc.    Subsidiaries     Subsidiaries   & Eliminations     & Subsidiaries
                                             ---------    ------------     ------------   --------------     --------------
                                                (1)           (2)               (3)              (4)
Cash Flows From Operating Activities:
    Net loss                                $(8,640)       $(11,033)         $(3,431)           $(3,328)        $(26,432)
    Adjustment to reconcile net
         loss to net cash used in
         operating activities:
       Minority interest                                                         106                                 106
       Depreciation & amortization               456            732            2,390                               3,578
       Equity in net loss of investees           436                                                                 436
       Non cash management consulting
         expense                                                665                                                  665
       Post acquisition adjustment
         for utilization of acquired
         net operating loss carry forward                                        400                                 400
       Non cash interest expense               4,847                                                               4,847
       Changes in operating assets
         and liabilities(net of effects
         from acquisitions):
       Accounts receivable                                      (10)             592                                 582
       Inventories                                             (578)            (465)                             (1,043)
       Prepaid expenses                           40         (6,855)             450              4,323           (2,042)
       Accounts payable & accrued
         expenses                              2,297           (909)           5,774             (4,323)           2,839
       Other                                      25                             352                                 377
                                            --------       --------           ------          ---------         --------
       Net cash (used in) provided by
               operating activities             (539)       (17,988)           6,168             (3,328)         (15,687)
                                            --------       --------           ------          ---------         --------
Cash flows from investing activities:
    Net decrease in temporary investments      2,111                                                               2,111
    Acquisitions of property & equipment         (25)       (12,288)          (2,440)             3,328          (11,425)
    Cash invested in unconsolidated
       subsidiaries                             (180)                                                               (180)
    Decrease contract deposits -
       other current assets                                                      865                                 865
    Decrease in restricted cash                9,404                                                               9,404
                                            --------       --------           ------          ---------         --------
    Net cash (used in) investing
       activities                             11,310        (12,288)          (1,575)             3,328              775
                                            --------       --------           ------          ---------         --------
Cash flows from financing activities:
   Net, (repayments) under
     line of credit agreements                                                   (58)                                (58)
   Proceeds from issuance of
     convertible notes                        75,000                                                              75,000
   Deferred financing costs                   (2,213)                                                             (2,213)
   Repayments of debt                                          (605)            (195)                               (800)
   Repayment of capital lease obligations        (15)                           (107)                               (122)
   Exercise of warrants & options                280                                                                 280
   Payment of preferred dividends             (1,278)                                                             (1,278)
   Financing costs                              (450)                                                               (450)
   Other                                                                        (112)                               (112)
   Capital contributed from parent           (24,555)        31,051           (6,496)
   Net cash provided by (used in)           --------       --------           ------          ---------         --------
     financing activities                     46,769         30,446           (6,968)                             70,247
                                            --------       --------           ------          ---------         --------
Effect of exchange rate changes on cash                                         (590)                               (590)
Increase (decrease) in cash & equivalents     57,540            170           (2,965)                             54,745
Cash & equivalents, beginning of period       53,128            522            7,778                              61,428
                                            --------       --------           ------          --------          --------
Cash & equivalents, end of period           $110,668           $692           $4,813              --            $116,173
                                            ========       ========           ======          ========          ========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      Note 6 Condensed Consolidating Financial Information For Guarantors
                      ("Guarantor Information"): continued
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                           For the Three Months Ended
                                 March 31, 1995
                             (Dollars in thousands)
                                    Unaudited

                                                                                                                   Geotek
                                              Geotek        Guarantor      Non-Guarantor  Reclassifications      Comm,Inc.
                                             Comm,Inc.      Subsidiaries   Subsidiaries    & Eliminations     & Subsidiaries
                                             ---------      ------------   ------------    --------------     --------------
                                                (1)            (2)             (3)             (4)
Cash Flows From Operating Activities:
Net loss                                      $(2,460)        $(5,474)       $(5,788)                           $(13,722)
    Adjustments to reconcile net loss to
       net cash used in operating
       activities:
       Minority interest                                                          56                                  56
       Depreciation & amortization                170             329          1,416                               1,915
       Equity in losses of investees              258                            937                               1,195
       Non cash management consulting expense                     590                                                590
       Changes in operating assets &
          liabilities:
       Issuance of shares in connection with
          research & development project                        2,029                                              2,029
       Accounts receivable                                         25           (588)          $(422)               (985)
       Inventories                                                  9            399            (161)                247
       Prepaid expenses and other assets         (262)         (2,547)           233           2,268                (308)
       Accounts payable & accrued expenses        429              74         (3,699)             12              (3,184)
       Other                                                                       3                                   3
                                              -------          ------         ------         --------            -------
       Net cash (used in) provided by
                 operating activities          (1,865)         (4,965)        (7,031)          1,697             (12,164)
                                              -------          ------         ------         --------            -------
Cash flows from investing activities:
    Acquisition of licenses                                      (900)                                              (900)
    Net decrease in temporary investments      (5,684)                                                            (5,684)
    Acquisitions of property & equipment          (28)           (644)        (2,328)                             (3,000)
                                              -------          ------         ------         --------            -------
Net cash (used in) investing activities        (5,712)         (1,544)        (2,328)                             (9,584)
                                              -------          ------         ------         --------            -------
Cash flows from financing activities:
    Net borrowings under line of credit
       agreements                                                               (242)                               (242)
    Proceeds from issuance of senior
       secured note & related warrants         36,000                                                             36,000
    Repayments of debt                        (25,000)                                                           (25,000)
    Proceeds from exercise of warrants
       & options                                  547                                                                547
    Payment of preferred dividends               (666)                                                              (666)
    Capital contributed from parent           (12,692)          7,121          7,268          (1,697)
    Other                                                                        502                                 502
                                              -------          ------         ------         --------            -------
    Net cash (used in) provided by
      financing activities                     (1,811)          7,121          7,528          (1,697)             11,141
                                              -------          ------         ------         --------            -------
Effect of exchange rate changes on cash                                            5                                   5
(Decrease) increase in cash & equivalents      (9,388)            612         (1,826)                            (10,602)
Cash & equivalents, beginning of period        21,222             418          5,891                              27,531
                                              -------          ------         ------         --------            -------
Cash & equivalents, end of period             $11,834          $1,030         $4,065                -            $16,929
                                              =======          ======         ======         ========            =======


                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto, included elsewhere in this report.

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

     The Company currently groups its operations primarily into three types of activities: wireless communications, communications products and corporate. The Company's wireless communications subsidiaries are currently engaged primarily in providing trunked mobile radio services in the United Kingdom and Germany utilizing analog equipment, developing and selling wireless data solutions, and implementing a digital wireless communications system for the United States that will provide integrated wireless communications services. The Company is presently in the process of commencing the rollout of GeoNet(TM). The Company started providing commercial services in Philadelphia, Washington, DC, Baltimore, and New York during the first quarter of 1996 and in Boston and Miami in April and May of 1996, respectively. The Company intends to offer GeoNet(TM) in over 35 markets by the end of 1997. However, the Company's roll-out schedule may be reviewed and revised from time to time in light of changing conditions.

     The Company's communications products subsidiaries are primarily engaged in the development, manufacturing, and marketing of telephone peripherals and sound and communications equipment.

     In April 1996, the Company and RWE Telliance A.G. ("RWE") entered into a letter of intent to merge each of their German mobile radio networks. Under the terms of this letter of intent, each company will own 50% of the merged entity. There can be no assurances that the Company and RWE will execute a formal agreement based on this letter of intent as this transaction is subject to, among other things, completion of satisfactory due diligence, regulatory approvals, and approvals of each company's board of directors.

     Also, in April 1996, the Company, Cogeco Cable Inc, and Techcom Inc. entered into a letter of intent to form a joint venture in Canada to launch mobile wireless communication services based on the Company's proprietary FHMA(TM) technology. The letter of intent is subject to, among other things, the completion of satisfactory due diligence, approval by the board of directors and execution of definitive agreements. At the same time, Industry Canada, the Canadian agency responsible for spectrum allocation, has approved in principle to award the joint venture 900 MHZ frequencies in major markets of Ontario, Quebec, British Columbia and Alberta.

Summary of Operations

     The Summary of Operations provides an analysis of the three month period ended March 31, 1996, compared to the same period in 1995.

Consolidated

     Consolidated revenues increased by 12% in the first quarter, principally due to the inclusion of the German networks on a consolidated basis in 1996, subscriber growth of the National Band Three Network ("NBTL"), and higher revenues from the communications products segment.

     Consolidated operating expenses increased by 30% in the first quarter, principally due to increased cost of service, marketing, and general and administrative expenses related to the rollout of the U.S. Network.

     On a consolidated basis, interest expense increased in 1996 due to the Senior Secured Discount Notes issued in July 1995 which accrue interest at 15% and the $75 million Convertible Notes issued in March 1996 which accrue interest at 12%. Interest income increased in 1996 due to greater cash and cash equivalents which resulted from the issuance of the Senior Secured Discount Notes and Convertible Notes.

     Consolidated losses from operations increased by $12.7 million in the first quarter to $26.4 million.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

 Wireless Communications Activities

     The tables below set forth certain information with respect to the results of the Company's Wireless Communications activities for the three months ended March 31, 1996 and 1995. North American column includes the U.S. Wireless Network (which includes PowerSpectrum Technology) as well as the Company's GMSI, Inc. and MetroNet subsidiaries.

                    For the Three Months Ended March 31, 1996
                             (Dollars in Thousands)

                                                                              German
                                       North America          NBTL            Networks      Total
                                       -----------------------------------------------------------
Revenues                                   $2,064            $6,459              $975       $9,498
Gross profit                               (2,399)            4,355               (39)       1,917
     % of revenues                           (116%)              67%               (4%)         20%
Research and Development                    7,215                                            7,215
Marketing                                   3,115             1,197               239        4,551
General and Administrative                  3,246               865             1,018        5,129
Other income                                 (563)                                (17)        (580)
Income (loss) before
     interest and
       amortization & depr.               (15,412)             2,293           (1,279)     (14,398)
Amortization and depreciation               1,014              1,168              738        2,920
Income (loss) before interest             (16,426)             1,125           (2,017)     (17,318)
Net income (loss)                        ($15,986)              $673          ($2,173)    ($17,486)
Subscribers                                   200             58,600           12,500       71,300

                    For the Three Months Ended March 31, 1995
                             (Dollars in Thousands)

                                                                            German
                                       North America        NBTL           Networks        Total
                                       ----------------------------------------------------------
Revenues                                   $1,466            $5,736                       $7,202
Gross profit                                  492             3,324                        3,816
     % of revenues                            34%               58%                          53%
Research and Development                    7,941                                          7,941
Marketing                                   1,047             1,282                        2,329
General and Administrative                  3,326               799                        4,125
Equity in loss of less than
     50% owned entities                                                        $937          937
Other income                                                   (47)                         (47)
(Loss) income before
     interest and
       amortization & depr.              (11,822)             1,290           (937)     (11,469)
Amortization and depreciation                 461             1,009             287        1,757
(Loss) income before interest            (12,283)               281         (1,224)     (13,226)
Net (loss) income                       ($11,900)              $213        ($1,224)    ($12,911)
Subscribers                                                  49,600           6,500       56,100

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

     Revenues from wireless communications increased by $2.3 million or 32% for the quarter ended March 31, 1996. This increase is primarily due to the inclusion of the German networks on a consolidated basis in 1996, the increase in the number of subscribers using the NBTL network (which totaled approximately 58,600 and 49,600 at March 31, 1996 and 1995, respectively), as well as, an increase in GMSI, Inc.'s revenue due to its contract related to the Singapore taxi fleet. Negative gross profit for North America is a result of direct costs related to the roll-out of the U.S. Network which are currently not covered by revenue. Average revenue per subscriber on the NBTL network remained constant. Gross profit as a percent of revenues, for NBTL, increased as costs are primarily fixed thus, allowing subscriber growth to increase the gross profit percentage.

     Research and development expenses (net of government grants) related to the digital wireless system and subscriber unit was $7.2 million for the three months ended March 31, 1996 versus $7.9 million for the same period of 1995. The 1995 expense includes approximately $2.0 million for shares issued in connection with a research and development project. The offsetting increase in the 1996 expense is primarily related to costs to develop the commercial subscriber unit. The Company expects significant research and development expenses to continue in the future in connection with enhancements to the system and development of the portable subscriber unit.

     The Company is presently in the process of commencing wireless service over its proprietary network and accordingly continues to put in place its marketing, engineering, operations and administrative staff and systems. Marketing expenses increased by approximately $2.2 million or 95% due to the commencement of the marketing effort and increase in staff needed to execute the roll-out of the U.S. wireless network.

     The Company's equity in losses of less than 50% owned entities for the quarter ended March 31, 1995 relate to the Company's investment in the PBG and DBF German networks. In July 1995 and December 1995, the Company acquired the remaining shares of the DBF and PBG German networks, respectively, and began consolidating these subsidiaries. These networks have only recently begun operations and subscriber revenues do not cover operating expenses. It is expected that these networks will continue to generate losses in the near future. The number of subscribers on these networks as of March 31, 1996 was approximately 12,500. As discussed above, the Company has entered into a letter of intent to contribute these networks to a joint venture to be formed with RWE.

     Wireless activities generated a loss before net interest expense, amortization and depreciation of $ 14.4 million for the quarter ended March 31, 1996 compared to $11.5 million in 1995. This increase is primarily due to costs related to the commencement of the roll-out of the digital wireless communication system for the U.S. network and the inclusion of the German networks on a consolidated basis in 1996.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

Communications Products Activities

     The table below sets forth certain information with respect to the results of operations of Bogen Communications International ("BCI"), as consolidated by the Company, for the three months ended March 31, 1996 and 1995.

                                                       (Dollars in Thousands)
                                                         Three Months Ended
                                                              March 31
                                                       1996               1995
                                                       ----               ----

      Revenues                                      $11,358            $10,845
      Gross profit                                    4,805              4,679
         % of revenue                                   42%                43%
      Research and Development                          654                615
      Marketing                                       2,123              2,334
      General and Administration                        914                829
      Other (income) expense                           (35)                  2
      Income before interest, tax,
         amortization & depreciation                  1,149                899
      Amortization & depreciation                       356                377
      Interest expense, tax & minority interest         668                526
      Net income (loss)                                $125               $(4)


     Revenues from communications products activities increased by $0.5 million, or 5% to $11.4 million for the quarter ended March 31, 1996. The increase in sales is primarily due to a $1.1 million increase in the core product line offset by a $0.6 million decrease in the office automation ("OAS") product line which is being phased-out.

     Gross profit and gross profit as a percentage of revenues in the first quarter of 1996 compared to the same period of 1995 was relatively unchanged.

     The decrease in quarterly marketing expense is due to the reduction of marketing and payroll expenses for the OAS product line.

Corporate Group

     The Corporate Group includes the Company's Corporate headquarters and Geotest, Inc. Subsidiary. The Corporate Group generated a loss before net interest expense, amortization, and other charges of $9.1 million for year to date 1996 compared to a loss of $0.8 million for the same period in 1995. This increase is primarily due to the 1996 net interest expense of $5.3 million related to the increase debt as well as approximately $2.7 million associated with the expansion of the Corporate headquarters. Revenues from corporate group subsidiaries were $0.7 million for year to date 1996, compared to revenues of $1.1 million for the same period in 1995.

Liquidity and Capital Resources

     The Company requires significant capital to implement its wireless communications strategy. In order to effect its strategy, the Company increased its debt borrowing and entered into a series of transactions, including the sale of convertible notes during the three months ended March 31, 1996. At March 31, 1996, the Company had $116.2 million of cash, and cash equivalents.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

     The Company's short term cash needs are primarily for capital expenditures related to the digital FHMA(TM) system which the Company's US network is beginning to deploy and the other costs of rolling out the U.S. network. One of the advantages of the Company's FHMA(TM) system is its modularity, which allows the Company to execute a flexible roll-out plan requiring a relatively low investment in infrastructure in a given geographical area (compared to other wireless communications systems) which is sufficient to provide commercial service. Additionally, the Company expects to serve customers which require primarily local or regional coverage. Management believes therefore that the Company has additional flexibility in controlling its resources by accelerating or slowing down the rate at which the U.S. network is rolled out in various markets without materially impacting the business results of its then operating city or regional networks.

     The Company estimates that a minimum average investment of approximately $5 million is required to rollout its U.S. network in an average target market. Additional expenditures will be required later in a given market if and when increased subscriber capacity or coverage is needed. In addition, the Company estimates that it will continue its present level of research and development expenses during the next 12 months in connection primarily with enhancements to the system and the development of a portable subscriber unit and other related projects.

     The Company is planning to raise capital during the next 12 months to continue financing its current operating plan. The Company's long term capital needs include the planned roll-out of the U.S. network in over 35 cities, the repayment of convertible debt and redeemable preferred stock (if such are not converted into equity), the repayment of the Company's Senior Secured Discount Notes due 2005, to finance international networks, and to make acquisitions of business in the field of telecommunications and of spectrum in the United States and internationally. The Company is currently pursuing various alternatives for raising capital including issuance of equity and debt securities, vendor financing as well as, a combination thereof and other sources. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms, or at all. The failure to obtain such financing may cause the Company to significantly alter its GeoNetTM rollout plan.

     The following discussion of liquidity and capital resources, among other things, compares the Company's financial and cash position as of March 31, 1996, to the Company's financial and cash position as of December 31, 1995.

     During the first three months of 1996, cash and cash equivalents increased by $54.8 million to $116.2 million, while working capital increased by $48.6 million to $117.7 million as of March 31, 1996.

     Cash utilized in connection with operating activities for the three months ended March 31, 1996, amounted to $15.7 million.

     Cash outflows from investing activities, exclusive of decrease in temporary investments of $2.1 million and the decrease in restricted cash of $9.4 million, were $10.8 million. The Company expended $11.4 million on acquisitions of equipment during the quarter.

     In March 1996, the Company issued $75.0 million aggregate principal amount of Senior Subordinated Convertible Notes ("Convertible Notes"), due 2001. Each Convertible Notes is in the principal amount of $1,000, and beginning on March 5, 1997 may be converted by the holders into shares of the Company's common stock, par value $.01, at a conversion price equal to the lower of (i) $9.50 per share or (ii) the weighted average market price of the share of common stock for ten trading day period immediately following the 90th day after issuance date of the Convertible Notes but shall in no event be less than $8.25 per share. Cash interest on the Convertible Notes accrues at a rate of 12% per annum and is payable semi-annually on each February 15 and August 15 commencing August 15, 1996. The Convertible Notes are unsecured senior subordinated obligations of the Company. The Convertible Notes can be converted at the option of the Company after 18 months if the closing price of the

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued


Company's common stock for 20 of the 30 trading days and for the five trading days before conversion is at least 160% of the conversion price.

     In April , 1996, the Company and S-C Rig Investments - III, L.P. ("S-C Rig"), a significant stockholder of the Company, which is affiliated with George Soros, entered into an agreement whereby S-C Rig will make a $40.0 million unsecured credit facility the ("S-C Rig Credit Facility") available to the Company. Under the terms of the S-C Rig Credit Facility, all borrowings are required to be made prior to April 5, 1998. All borrowings under the S-C Rig Credit Facility will accrue interest at a rate of 10% per annum and will mature four years from the date of the final borrowing thereunder. The Company will be obligated to pay S-C Rig a fee equal to 3% of each borrowing under the credit facility at the time of such borrowing. Borrowings under the S-C Rig Credit Facility will constitute senior indebtedness of the Company. In connection with the establishment of the S-C Rig Credit Facility, the Company issued to S-C Rig a five-year warrant to purchase 4.2 million shares of Common Stock at an exercise price of $9.50 per share (the "Warrant Shares")(subject to adjustment in certain circumstances). This warrant is exercisable at any time and from time to time after such date that the Company increases its authorized shares of common stock to allow for the reservation of the Warrant Shares. The Company's ability to make borrowings under this credit facility is subject to the Company so increasing its authorized shares.

     The Company paid cash dividends totaling approximately $1.3 million on its outstanding preferred stocks. Proceeds from the exercise of warrants and options totaled approximately $0.3 million in the first quarter of 1996.

     In April 1996, through the Federal Communication Commission's 900 MHZ Spectrum auctions, the Company was a successful bidder on 181 10-channel blocks in 42 regional service areas known as Market Trading Areas at an aggregate cost of approximately $30.9 million of which the Company had $8 million on deposit at March 31, 1996. The remainder will be financed through an existing credit facility.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Part II.   Other Information

Item 6.    Exhibit and Report on Form 8-K

              (a) Exhibit: 12--Computation of Ratio of Earnings to Fixed Charges

              (b) Report on Form 8-K

                  The following report on Form 8-K was filed by the Company during the first quarter of 1996.

                   (I) Current Report on Form 8-K filed March 5, 1996 reporting: (a) the sale to Smith Barney, Inc. (The "Initial Purchaser") of $67.5 million in aggregate principal amount of its 12% Senior Subordinated Convertible Notes due 2001 (the "Convertible Notes") and the Initial Purchaser's option to purchase up to an additional $7.5 million aggregate principal amount of Convertible Notes; and (b) an agreement in principle between the Company and S-C Rig Investments - III, L.P. ("S-C Rig"), a significant stockholder of the Company, pursuant to which S-C Rig will make a $40 million unsecured credit facility, which will accrue interest at 10%, available to the Company.

                           GEOTEK COMMUNICATIONS, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GEOTEK COMMUNICATIONS, INC.





Date: May 10, 1996                              /s/ Michael R. Mc Coy
                                               ----------------------
                                                 Michael R. Mc Coy
                                                 Sr. Vice President and
                                                 Chief Financial Officer





Date: May 10, 1996                              /s/ Michael H. Carus
                                               ---------------------
                                                 Michael H. Carus
                                                 Chief Accounting Officer and
                                                 Corporate Controller