Form 10-Q
period 1996-06-30
GEOTEK COMMUNICATIONS INC
filed 1996-08-14
CIK 844843

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    Form 10Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

COMMON STOCK OUTSTANDING AT JULY 31, 1996: 58,729,680  SHARES

                           GEOTEK COMMUNICATIONS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I:    Financial Information

   Item 1: Financial Statements

   Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations


PART II:   Other Information

   Item 4: Submission of Matters to a Vote of Security-Holders

   Item 6: Exhibit and Reports on Form 8-K

              CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains certain "forward-looking" statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all of such forward-looking statements. Examples of forward-looking statements contained herein include the Company's projections with respect to:
(a) the commercial implementation of GEONET and the timing of the roll-out of GEONET; (b ) the Company's future financial results, capital needs and sources of financing; and (c ) the effect of certain legislation and governmental regulations on the Company. The Company's ability to predict any such projected results or to predict the effect of any legislation or other pending events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the specific factors discussed with such forward-looking statements and contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as such factors in some cases have affected, and in the future (together with other factors) could affect, the ability of the Company to achieve its projected results and may cause future actual results to differ materially from those expressed herein.
                                        2

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                    (Note 1)

                                                     June 30, 1996  December 31,
                                                      (Unaudited)      1995
                                                        --------     --------
ASSETS

Current Assets:
  Cash and cash equivalents                             $157,639     $ 61,428
  Temporary investments                                                 7,945
  Restricted cash                                         16,577       36,971
  Accounts receivable trade, net                          15,499       14,028
  Inventories, net                                        15,604       10,483
  Deposits for spectrum licenses                           6,616       11,500
  Prepaid expenses and other                               7,803        5,621
                                                        --------     --------

    Total current assets                                 219,738      147,976

Investments in affiliates                                  2,417        3,078
Property, plant and equipment, net                        88,982       66,110
Intangible assets, net                                    69,680       68,181
Other assets                                              21,011        7,219
                                                        --------     --------
                                                        $401,828     $292,564
                                                        ========     ========



                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                    (Note 1)

                                                     June 30, 1996  December 31,
                                                      (Unaudited)      1995
                                                        --------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                               $ 19,718     $ 17,948
  Accrued expenses and other                              35,323       23,005
  Notes payable, banks and other                           9,228        8,285
  Current maturities, long-term debt                      10,469       29,577
                                                        --------     --------

     Total current liabilities                            74,738       78,815
                                                        --------     --------

Long-term debt                                           180,474       95,875
Other noncurrent liabilities                               1,088        1,217
Minority interest                                            498          395


Redeemable preferred stock                                40,000       40,000

Commitments and Contingencies

Shareholders' equity:
  Preferred stocks, $.01 par value                            11           11
  Common stock, $.01 par value:
    authorized 135,000,000; issued 58,310,000 and
    55,251,000 respectively; outstanding 58,072,000
    and 55,013,000, respectively                             583          553
  Capital in excess of par value                         360,663      272,456
  Foreign currency translation adjustment                   (750)       1,012
  Accumulated deficit                                   (254,091)    (196,384)
  Treasury stock, at cost                                 (1,386)      (1,386)
                                                        --------     --------
                                                         105,030       76,262
                                                        --------     --------
                                                        $401,828     $292,564
                                                        ========     ========



                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)
                                    (Note 1)

                                                     Six Months Ended             Three Months Ended
                                                          June 30,                     June 30,
                                                --------------------------    --------------------------
                                                    1996           1995           1996           1995
                                                -----------    -----------    -----------    -----------
Revenues:
  Net sales                                     $    28,228    $    26,318    $    14,380    $    13,520
  Service income                                     15,688         13,186          7,983          6,786
                                                -----------    -----------    -----------    -----------
Total revenues                                       43,916         39,504         22,363         20,306
                                                -----------    -----------    -----------    -----------
Costs and expenses:
  Cost of goods sold                                 19,933         15,256         11,173          7,857
  Cost of services                                   15,603          7,604          8,339          4,020
  Research and development                           16,350         14,331          8,327          5,746
  Marketing                                          15,950         11,382          8,948          6,434
  General and administrative                         17,409         10,842          7,615          5,322
  Amortization of intangibles                         2,518          1,882          1,320            971
  Equity in losses of investees                       1,020          2,078            584            883
  Interest Expense                                   15,323          3,583          8,651          2,079
  Interest Income                                    (3,171)        (1,313)        (1,709)          (725)
  Other income                                         (795)          (950)          (187)          (483)
                                                -----------    -----------    -----------    -----------
Total costs and expenses                            100,140         64,695         53,061         32,104
                                                -----------    -----------    -----------    -----------
Loss from operations before taxes
  on income and minority interest                   (56,224)       (25,191)       (20,698)       (11,798)
Taxes on income                                      (1,380)          (744)          (580)          (470)
Minority interest                                      (103)          (180)             3           (125)
                                                -----------    -----------    -----------    -----------

Net loss                                        $   (57,707)   $   (26,115)   $   (31,275)   $   (12,393)
                                                -----------    -----------    -----------    -----------

Preferred dividends                                  (2,706)        (1,606)        (1,428)          (940)
                                                -----------    -----------    -----------    -----------

Loss applicable to common stock                 $   (60,413)   $   (27,721)   $   (32,703)   $   (13,333)
                                                ===========    ===========    ===========    ===========

Weighted average number of common shares
  outstanding                                    57,064,000     51,450,000     57,756,000     51,534,000
                                                ===========    ===========    ===========    ===========

Per common share:
  Net loss applicable to common shares          $     (1.06)   $     (0.54)   $     (0.57)   $     (0.26)
                                                ===========    ===========    ===========    ===========

                 See notes to consolidated financial statements

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     for the six months ended June 30, 1996
                                 (In Thousands)
                                   (Unaudited)

                                                                                           Foreign
                                                                            Capital in     Currency
                                  Preferred     Stock    Common    Stock    Excess of     Translation    Accumulated     Treasury
                                    Shares     Amount    Shares    Amount   Par Value     Adjustment       Deficit         Stock
                                  ---------    ------    ------    ------   -----------   -----------    -----------     ---------
Balances, January 1, 1996             1,063      $11     55,251      $553     $272,456       $1,012       $(196,384)      $(1,386)

Issuance of common stock:
   Exercise of warrants and
       options                                              407         4        1,798

   Issuance of shares to
       Vanguard pursuant to
       management consulting
       agreement                                            149         1        1,548

   Issuance of shares in
       connection with
       debt conversion                                    2,297        23       18,668

   Issuance of shares in
       connection with the
       acquisition of SMR license                           191         2        1,998

   Issuance of shares for
       preferred dividend                                    15                    151

Issuance of Series N                     55                                     53,350
   Preferred Stock

Issuance of warrants in                                                         13,400
   connection with long-term
   credit facility

Preferred dividend                                                              (2,706)

Changes in currency                                                                          (1,762)

Net Loss                                                                                                    (57,707)
                                      -----      ---     ------      ----     --------       ------       ---------       -------
Balances, June 30, 1996               1,118      $11     58,310      $583     $360,663        $(750)      $(254,091)      $(1,386)
                                      =====      ===     ======      ====     ========        =====       =========       =======


                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                    (Note 1)

                                                          Six Months Ended
                                                               June 30,
                                                        ---------------------
                                                          1996         1995
                                                        --------     --------
Cash flows from operating activities:
  Net loss                                              $(57,707)    $(26,115)
  Adjustments to reconcile net
    loss to net cash
    used in operating activities:

    Minority interest                                        103          180
    Depreciation and amortization                          7,513        4,613
    Post acquisition adjustment for utilization
        of acquired net operating loss carry forward         875
    Non cash interest expense                             10,243
    Equity in net loss of investees                        1,020        2,078
    Non cash management consulting expense                 1,549        1,263
    Issuance of shares in connection with
      research and development project                                  2,032
 Changes in operating assets and liabilities:
    Increase in accounts receivable                       (1,471)        (798)
    Increase in inventories                               (5,121)        (649)
    Increase in prepaid expenses and other assets         (3,228)      (1,411)
    Increase (decrease) in  accounts payable
         and accrued expenses                             14,088         (334)
    Other                                                    552          (35)
                                                        --------     --------

Net cash used in operating activities                    (31,584)     (19,176)
                                                        --------     --------

Cash flows from investing activities:
  Acquisition of spectrum licenses                          (400)      (4,501)
  Spectrum license deposit return from FCC                 1,784
  Net decrease in temporary investments                    7,945       21,960
  Acquisitions of property and equipment                 (25,966)      (7,288)
  Cash invested in unconsolidated subsidiaries              (350)        (371)
  Decrease (increase) in contract deposits
    - other current assets                                 1,046       (4,637)
  Decrease in restricted cash                             20,394
                                                        --------     --------
Net cash provided by investing activities                  4,453        5,163
                                                        --------     --------


                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                             (Dollars in thousands)
                                   (Unaudited)
                                    (Note 1)

                                                            Six Months Ended
                                                                 June 30,
                                                          ---------------------
                                                            1996         1995
                                                          --------     --------
Cash flows from financing activities:
  Net borrowings (repayments) under line-of-credit
    agreements                                               1,100         (784)
  Proceeds from issuance of convertible
    notes                                                   75,000
  Proceeds from issuance of senior secured
    notes and related warrants                                           36,000
  Net proceeds from issuance of
    Preferred Stock                                         53,350       26,011
  Deferred financing costs                                  (2,213)
  Repayments of secured note                                            (25,000)
  Repayment of capital lease obligation                       (244)
  Repayments of debt                                          (800)
  Exercise of warrants and options                           1,752          678
  Payment of preferred dividends                            (2,555)      (1,606)
  Financing costs                                             (810)
  Other                                                       (333)       1,165
                                                          --------     --------

Net cash provided by financing activities                  124,247       36,464
                                                          --------     --------

Effect of exchange rate changes on cash                       (905)         (98)
                                                          --------     --------

Increase in cash and equivalents                            96,211      (22,353)
Cash and equivalents, beginning of period                   61,428       27,531
                                                          --------     --------
Cash and equivalents, end of period                       $157,639     $ 49,884
                                                          ========     ========

Supplemental schedule of non cash
 investing and financing activities:
  Management consulting fee paid in common stock          $  1,549     $  1,223
  Issuance of shares in connection with research
    and development project                                            $  2,032
  Issuance of shares in connection with debt conversion   $ 18,691
  Issuance of shares in connection with acquisition
    of SMR license                                        $  2,000
  Issuance of shares for preferred dividend               $    151


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

     Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the most recent fiscal year, and previously filed 10-Q's.

Note 2   Long Term Debt:

     In April 1996, the Company and S-C Rig Investments - III, L.P. ("S-C Rig"), a significant stockholder of the Company and an investment group affiliated with George Soros, entered into a Senior Loan Agreement whereby S-C Rig made a $40.0 million unsecured credit facility (the"S-C Rig Credit Facility") available to the Company beginning in June 1996. Under the terms of the S-C Rig Credit Facility, all borrowings are required to be made within two years from the establishment of the credit facility. The borrowings will accrue interest at a rate of 10% per annum and will mature four years from the date of the final borrowing thereunder. The Company is obligated to pay S-C Rig a fee equal to 3% of each borrowing under the S-C Rig Credit Facility at the time of such borrowing. Borrowings under the S-C Rig Credit Facility will constitute senior indebtedness of the Company. At June 30, 1996, there were no outstanding loans under the S-C Rig Credit Facility.

     In connection with the establishment of the credit facility, the Company issued to S-C Rig a five year warrant to purchase approximately 4.2 million shares of Common Stock (subject to adjustment in certain circumstances) at an exercise price of $9.50 per share (subject to adjustment in certain circumstances). This warrant is exercisable at any time. In accordance with APB Opinion No.14, "Accounting for Convertible Debt Issued With Stock Purchase Warrants", the Warrants, which have been valued at $13.4 million, are recorded in other assets and are being amortized over the five years.

     In March 1996, the Company issued $75.0 million aggregate principal amount of Senior Subordinated Convertible Notes ("Convertible Notes"), due 2001. Each Convertible Notes is in the principal amount of $1,000, and beginning on March 5, 1997 may be converted by the holders into shares of the Company's common stock, par value $.01, at a conversion price equal to $9.50 per share. Cash interest on the Convertible Notes accrues at a rate of 12% per annum and is payable semi-annually on each February 15 and August 15 commencing August 15, 1996. The Convertible Notes are unsecured senior subordinated obligations of the Company. The Convertible Notes can be converted at the option of the Company after 18 months if the closing price of the Company's common stock for 20 of the 30 trading days and for the five trading days before conversion is at least $15.20 per share.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2   Long Term Debt: continued

     The Company's Senior Secured Notes due 1998 (the "Replacement Notes") are convertible into shares of the Company's Common Stock (subject to daily limits and certain other restrictions) at 87.5% of the average trading price of the Company's Common Stock on the respective conversion dates. During the six months ended June 30, 1996, $19.5 million was converted into 2,297,000 shares of common stock. In connection with the conversion, the Company incurred $810,000 in financing costs.

     In July 1995, the Company placed approximately $40.5 million in a restricted cash account as security for the Company's obligation under the Replacement Notes. As the Replacement Notes are converted, a proportionate amount of the restricted cash becomes unrestricted and as of June 30, 1996, $ 10.5 million remains restricted. This amount is included in the balance sheet of the Company, as restricted cash, and is expected to satisfy the remaining principal balance of $ 8.5 million and total interest on the remaining unconverted Replacement Notes.

Note 3   Equity Transactions:

     In June 1996, the Company sold 55,000 shares of Series N Cumulative Convertible Preferred Stock ("Series N Stock") at an aggregate purchase price of $55 million, to entities affiliated with the Charles R. Bronfman Family Trust, the Kolber Trust, The Renaissance Fund and certain existing shareholders of the Company. The Series N Stock pays dividends in Common Stock at a rate of 10% per annum. Additionally, the Series N Stock is immediately convertible into shares of the Company's Common Stock at $11.00 per share. In connection with this transaction, the Company issued warrants to purchase approximately 1.65 million shares of the Company's Common Stock at $11.00 per share. In addition, the Company incurred financing fees equal to 3% of the aggregate purchase price, and has recorded this as a reduction to the net proceeds of the issuance.

     In April 1996, the Company purchased 100% of the outstanding stock of MacDermott Communications, Inc., a private company whose only asset was a SMR License, for 190,988 shares of the Company's Common Stock. The value of the Common Stock issued, was approximately $2.0 million.

Note 4   Formation of Joint Ventures:

     In April 1996, the Company and RWE Telliance A.G. ("RWE") entered into a letter of intent to merge their respective German mobile radio networks as of August 31, 1996. Under the terms of this letter of intent, each of RWE and the Company will own 50% of the merged entity. There can be no assurances that the Company and RWE will execute a formal agreement based on this letter of intent as this transaction is subject to, among other things, completion of satisfactory due diligence, regulatory approvals, and approvals of each company's board of directors.

     Also in April 1996, Industry Canada, the Canadian agency responsible for spectrum allocation, approved in principle an award of certain 900 MHz frequencies in Ontario, Quebec, British Columbia and Alberta to a joint venture consisting of the Company, Cogeco Cable, Inc. ("Cogeco") and Techcom, Inc., a Canadian SMR operator. These entities had entered into a letter of intent to form such joint venture in Canada to launch mobile wireless communications services based on the Company's proprietary FHMATM technology. In July 1996, the Company announced that it had been unable to reach a final agreement with Cogeco and that the Company is actively negotiating with other potential Canadian partners to replace Cogeco, so as to comply with Canadian foreign ownership and regulatory requirements. There can be no assurance that the Company will be able to identify such a partner or, if such a partner is identified, that an agreement can be reached on terms favorable to the Company. Any failure on the part of the Company to enter into such an arrangement could have a material adverse effect on the Company's prospects in Canada.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4   Formation of Joint Ventures: continued

     In June 1996, the Korean Ministry of Information and Communications awarded a consortium Anam Telecom Co. Ltd. ("Anam Telecom"), in which the Company holds a 21% interest, a license to operate a nationwide trunked radio system in Korea. Anam Telecom, also includes approximately 53 Korean companies, among them Anam Industrial Co. Ltd. (the Company's joint venture partner in Korea), Hyundai Electronics, Korean Mobile Telecom, Ssangyong Corporation and Korea Express. The license covers a geographic area with a population of approximately 45 million people and is based on the implementation of the Company's FHMATM system on an 800 MHz frequency. The Company's FHMATM system currently operates in the 900 MHz frequency band. Although the Company believes that it will successfully adapt its FHMATM system to the 800 MHz frequency, such adaptation is subject to a number of contingencies and the manufacture of certain equipment required in connection therewith. There can be no assurance that the Company will be able to successfully adapt its FHMATM system to the 800 MHz frequency on a timely basis. Any failure on the part of the Company to successfully adapt its FHMATM technology pursuant to the terms of the Korean license could have a material adverse effect on the Company's prospects in Korea. In addition, the Company will provide FHMATM related infrastructure equipment and broad business and engineering support for the design, implementation and operation of the network in Korea. Finally, the development of a FHMATM based digital system in Korea will be subject to the same risks attendent to the development of the Company's GEONETTM system in the United States.

     In July 1996, the Company contributed approximately $9.6 million to Anam Telecom which represents the Company's portion of the initial capitalization of Anam Telecom and related Spectrum licenses.

Note 5   Commitments and Contingent Liabilities:

     FCC Waiver

     The Company was granted a waiver (the "Waiver") by the Federal Communication Commission ("FCC") which permits it to construct and activate certain systems on a delayed construction schedule. The Waiver is relevant to the Company's designated frequency area ("DFA") licenses which were acquired prior to the FCC's 900 MHZ specialized mobile radio ("SMR") spectrum auctions, conducted during 1995 and 1996. For those licenses acquired by the Company through the spectrum auctions, e.g. major trading area ("MTA") licenses, and for previously acquired DFA licenses authorized for overlapping frequencies with the Company's new MTA licenses, the Waiver is inapplicable. Instead, construction requirements for these MTA and DFA licenses will be satisfied if a portion of the market's population is served after three years, which increases after five years.

     Litigation

     In June 1994, the Company filed a lawsuit against Harris Adacom Corporation B.V. ("Harris"), a Dutch Corporation, to enforce the Company's right to repayment of a $3.5 million loan made to Harris in January 1994. In or about May 1994, creditors placed Harris into bankruptcy. In response to the Company's lawsuit, Harris and its subsidiaries filed a lawsuit against the Company in the courts of the State of Israel, requesting a declaratory judgment that the Company entered into a binding agreement for the purchase by the Company of a significant interest in certain wireless communication business assets owned by Adacom Technologies Ltd., ("ATL"), an affiliate of Harris and an Israeli publicly traded company, and subsequently breached such agreement. The plaintiffs in such action have stated an intention to file a separate claim for monetary damages and have estimated their losses to be several million dollars. The Company believes none of plaintiffs' claims in such action have any merit and are only an attempt to delay efforts to collect Harris's debt to the Company. The Company intends to defend such action vigorously.

     The Company is subject to other various legal proceedings arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, as would not have a significant adverse effect on the financial position, results of operations or cash flows of the Company.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6   Certain Related Party Transactions:

     In connection with the issuance of common shares and options to Vanguard in February 1994, the Company entered into a five-year management consulting agreement with Vanguard, pursuant to which Vanguard provides operational and marketing support to the Company for an aggregate of 1.5 million shares of common stock. For each of the six months ended June 30, 1996 and 1995, Vanguard earned approximately 149,000 shares pursuant to this agreement. These shares have been recorded in the six months ended June 30, 1996 and 1995 at approximately $1.6 million, and $1.2 million, respectively, which amounts are included in marketing expenses.

     The Company incurred expenses of $150,000 in each of the six month periods ended June 30, 1996 and 1995, pursuant to its consulting agreement with the Soros Group, the holders of the Company's Series H Redeemable Preferred Shares, Series I Convertible Preferred Shares and $5.0 million of the Company's Series N Preferred Stock. As indicated in Note 2, in April 1996, the Soros Group made an additional commitment to the Company.

     PST has entered into a subcontractor agreement with Rafael, a shareholder of the Company, under which Rafael will partake in the enhancement and continued development of the digital wireless communications system to be deployed by the Company in the United States. Research and development expense for the six months ended June 30, 1996 and 1995, includes approximately $2.9 million and $1.9 million, respectively, for research performed by Rafael under this agreement. PST has also entered into agreements with Rafael under which Rafael will manufacture the infrastructure equipment to be used by the Company in its U.S. network. Through June 30, 1996 the Company had placed firm orders for equipment totaling $33.9 million of which $20.0 million has been paid to Rafael to date.

Note 7   Other Events:

     In June 1996, the United Kingdom Department of Trade and Industry awarded the Company's United Kingdom operating subsidiary a license to operate a digital Public Access Mobile Radio ("PAMR") network in the United Kingdom. Under the terms of the new digital license, the operating subsidiary will receive up to two megahertz of spectrum in the 410-430 MHz band for the construction of a network based on the new Trans European Trunked Radio ("TETRA") standard. Currently, there are no TETRA systems available for commercial application. While some potential vendors have indicated an interest in supplying a TETRA-based system to National Band Three Limited, the Company's United Kingdom subsidiary ("NB3"), management of the company and NB3 cannot accurately estimate the availability, quality and costs associated with the implementation of a TETRA-based network. Management is continuing to work with potential vendors and regulatory authorities in the United Kingdom regarding implementation of such system. However, there can be no assurance that NB3 will be able to implement such a system or, if implemented, when NB3 will be in a position to roll-out a TETRA-based system. Finally, the development of a TETRA-based system in the United Kingdom will be subject to the same risks attendent to the development of the Company's GEONETTM system in the United States.

     The Company expects that the digital network to be implemented by the Company in the United Kingdom will offer a full range of mobile voice and data services, including telephony, digital dispatch, automatic vehicle location and packet data The Company hopes to commence commercial operations of such a digital network in 1998. The Company's United Kingdom operating subsidiary already provides PAMR services to over 60,000 business subscribers throughout the United Kingdom.

Note 8   Subsequent Events:

     In July 1996, through the FCC's 900 MHZ Spectrum auctions, the Company purchased 181 10-channel blocks in 42 regional service areas known as Major Trading Areas at an aggregate cost of approximately $30.9 million. After a partial return by the FCC of the Company's original deposit, the Company had $6.2 million on deposit with the FCC on June 30, 1996. The remainder was paid with existing cash resources.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9 Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"):

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

     In connection with the Note offering, PowerSpectrum, Inc. and its U.S. domestic subsidiaries as well as MetroNet Systems, Inc. (collectively referred to as the "Guarantor Subsidiaries") fully and unconditionally guarantee such Notes jointly and severally. The Guarantor Subsidiaries are wholly owned by the Company. In addition, the Notes are collateralized by a pledge of the capital stock owned by the Company in National Band Three Ltd., PowerSpectrum, Inc. and Subsidiaries, MetroNet Systems, Inc., Geotek GmbH Holding Corporation and BCI, the entity through which, effective August 1995, the Company owns its interests in Bogen Communications, Inc. and Speech Design GmbH.

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

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               As of June 30, 1996
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                                                       Geotek
                                                 Geotek          Guarantor      Non-Guarantor  Reclassifications      Comm,Inc.
                                                Comm,Inc.      Subsidiaries     Subsidiaries    & Eliminations     & Subsidiaries
                                                --------         --------         --------         ---------          --------
ASSETS                                             (1)              (2)              (3)               (4)
CURRENT ASSETS
Cash and cash equivalents                       $152,896         $    362         $  4,381                           $ 157,639
Restricted cash                                   14,936                             1,641                              16,577
Accounts receivable net                                               127           15,372                              15,499
Inventories                                                         4,719           10,885                              15,604
Deposits for spectrum licenses                                      6,616                                                6,616
Prepaid expenses and other assets                  1,014            1,320            5,469                               7,803
                                                --------         --------         --------         ---------          --------
Total current assets                             168,846           13,144           37,748                             219,738
                                                --------         --------         --------         ---------          --------
Inter-company account                            203,795           37,137              286         ($241,218)
Investments in affiliates                          2,580                                                (163)            2,417
Property, plant and equipment, net                 1,170           55,371           41,204            (8,763)           88,982
Intangible assets, net                            11,987           22,239           35,454                              69,680
Other assets                                      20,309              238            2,220            (1,756)           21,011
Investments in subsidiaries, at cost              90,427                                             (90,427)
                                                --------         --------         --------         ---------          --------
Total Assets                                    $499,114         $128,129         $116,912         $(342,327)         $401,828
                                                ========         ========         ========         =========          ========
LIABILITIES & SHAREHOLDERS' EQUITY
Current  liabilities
Accounts payable - trade                        $  1,674         $  6,221         $ 11,823                           $  19,718
Accrued expenses and other                         4,992            3,591           26,740                              35,323
Notes payable, banks and other                                                       9,321          ($    93)            9,228
Current maturities, long-term debt                 8,562            1,398              509                              10,469
                                                --------         --------         --------         ---------          --------
Total current liabilities                         15,228           11,210           48,393               (93)           74,738
                                                --------         --------         --------         ---------          --------
Long-term debt                                   173,288                             9,260            (2,074)          180,474
Intercompany accounts                                             195,461           45,757          (241,218)
Other non current liabilities                       (154)                            2,406            (1,164)            1,088
Minority interest                                                                      498                                 498

Redeemable preferred stock                        40,000                                                                40,000
Shareholders' equity:
Preferred stocks, $.01 par value                      11                                                                    11
Common stock, $.01 par value:                        583                                                                   583
Capital in excess of par value                   333,442           40,621           75,454           (88,854)          360,663
Foreign currency translation                                                          (750)                               (750)
   adjustment
Accumulated deficit                              (61,898)        (119,163)         (64,106)           (8,924)         (254,091)
Treasury stock, at cost                           (1,386)                                                               (1,386)
                                                --------         --------         --------         ---------          --------
                                                 270,752          (78,542)          10,598            97,778           105,030
                                                --------         --------         --------         ---------          --------
                                                $499,114         $128,129         $116,912         $(342,327)         $401,828
                                                ========         ========         ========         =========          ========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             As of December 31, 1995
                  (Dollars in thousands, except per share data)

                                                                                                                       Geotek
                                                 Geotek          Guarantor      Non-Guarantor  Reclassifications      Comm,Inc.
                                                Comm,Inc.      Subsidiaries     Subsidiaries    & Eliminations     & Subsidiaries
                                                --------         --------         --------         ---------          --------
ASSETS                                             (1)             (2)               (3)              (4)
CURRENT ASSETS:
   Cash and cash equivalents                    $ 53,128         $    522          $ 7,778                            $ 61,428
   Temporary investments                           7,945                                                                 7,945
   Restricted cash                                35,230                             1,741                              36,971
   Accounts receivables trade, net                                     21           14,007                              14,028
   Inventories                                                      1,328            9,155                              10,483
   Deposits for spectrum licenses                  3,500            8,000                                               11,500
   Prepaid expenses and other assets               1,051              317            4,253                               5,621
                                                --------         --------         --------         ---------          --------
      Total current  assets                      100,854           10,188           36,934                             147,976

Inter-Company account                            142,286           37,154            4,893         $(184,333)
Investments in affiliates                          3,241                                                (163)            3,078
Property, plant and equipment, net                 1,088           28,962           39,487            (3,427)           66,110
Intangible assets, net                            12,313           19,171           36,697                              68,181
Other assets                                       7,684              174            3,845            (4,484)            7,219
Investments in subsidiaries, at cost              90,427                                             (90,427)
                                                --------         --------         --------         ---------          --------
                                                $357,893          $95,649         $121,856         $(282,834)         $292,564
                                                ========          =======         ========         =========          ========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade                     $    508         $  2,447         $ 14,993                            $ 17,948
   Accrued expenses and other                      1,250            5,835           15,920                              23,005
   Notes payable, banks and other                                                    8,604             ($319)            8,285
   Current maturities, long-term debt             28,913                               664                              29,577
                                                --------         --------         --------         ---------          --------
      Total current liabilities                   30,671            8,282           40,181              (319)           78,815
                                                --------         --------         --------         ---------          --------

Inter-company account                                             138,107           46,226          (184,333)
Long-term debt                                    86,090            2,003           12,356            (4,574)           95,875
Other non current liabilities                       (152)                            2,533            (1,164)            1,217
Minority interest                                                                      395                                 395

Redeemable preferred stock                        40,000                                                                40,000

Shareholders' equity:
Preferred stocks, $.01 par value                      11                                                                    11
Common stock, $.01 par value                         553                                                                   553
Capital in excess of par value                   245,234           40,621           75,455           (88,854)          272,456
Foreign currency translation adjustment                                              1,012                               1,012
Accumulated deficit                              (43,128)         (93,364)         (56,302)           (3,590)         (196,384)
Treasury stock, at cost                           (1,386)                                                               (1,386)
                                                --------         --------         --------         ---------          --------
                                                 201,284          (52,743)          20,165           (92,444)           76,262
                                                --------         --------         --------         ---------          --------
                                                $357,893         $ 95,649         $121,856         $(282,834)         $292,564
                                                ========         ========         ========         =========          ========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 Condensed Consolidating Financial Information for Guarantors ("Guarantor Information"): continued

               CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For
                       the Six Months Ended June 30, 1996
                             (Dollars in thousands)
                                    Unaudited

                                                                                                                       Geotek
                                                 Geotek          Guarantor      Non-Guarantor  Reclassifications      Comm,Inc.
                                                Comm,Inc.      Subsidiaries     Subsidiaries    & Eliminations     & Subsidiaries
                                                --------         --------         --------         ---------          --------
                                                  (1)              (2)               (3)              (4)
REVENUES
   Net sales                                                     $    220         $ 47,259         $ (19,251)         $ 28,228
   Service income                                                      88           15,600                              15,688
                                                                 --------         --------         ---------          --------
Total revenues                                                        308           62,859           (19,251)           43,916
                                                                 --------         --------         ---------          --------
Costs and expenses:
Cost of goods sold                                                  3,082           30,620           (13,769)           19,933
Cost of services                                                    6,441            9,376              (214)           15,603
Research and development                                            5,502           10,860               (12)           16,350
Marketing                                       $    150            7,369            8,431                              15,950
General and administrative                         5,443            3,826            8,140                              17,409
Amortization of intangibles                          966              578              974                               2,518
Equity in losses of investees                      1,020                                                                 1,020
Interest expense                                  14,464               58            1,329              (528)           15,323
Interest income                                   (3,195)            (162)            (342)              528            (3,171)
Other income                                         (78)            (589)            (206)               78              (795)
                                                --------         --------         --------         ---------          --------
Total Costs and expenses                          18,770           26,105           69,182           (13,917)          100,140
                                                --------         --------         --------         ---------          --------
Loss from operations before
   taxes on income and
   minority interest                             (18,770)         (25,797)          (6,323)           (5,334)          (56,224)
Taxes on income                                                                     (1,380)                             (1,380)
Minority interest                                                                     (103)                               (103)
                                                --------         --------         --------         ---------          --------
Net loss                                        $(18,770)        $(25,797)        $ (7,806)        $  (5,334)         $(57,707)
                                                ========         ========         ========         =========          ========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 Condensed Consolidating Financial Information for Guarantors ("Guarantor Information"): continued

               CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For
                       the Six Months Ended June 30, 1995
                             (Dollars in thousands)
                                    Unaudited

                                                                                                                       Geotek
                                                 Geotek          Guarantor      Non-Guarantor  Reclassifications      Comm,Inc.
                                                Comm,Inc.      Subsidiaries     Subsidiaries    & Eliminations     & Subsidiaries
                                                --------         --------         --------         ---------          --------
                                                  (1)              (2)               (3)              (4)
REVENUES
  Net sales                                                      $     49         $ 28,184         $  (1,915)         $ 26,318
  Service income                                                    1,089           12,097                              13,186
                                                                 --------         --------         ---------          --------
Total revenues                                                      1,138           40,281            (1,915)           39,504
                                                                 --------         --------         ---------          --------
Costs and expenses:
Cost of goods sold                                                     41           16,868            (1,653)           15,256
Cost of services                                                    1,201            6,403                               7,604
Research and development                        $    316            4,973            9,042                              14,331
Marketing                                            150            2,794            8,438                              11,382
General and administrative                         3,558            2,897            4,387                              10,842
Amortization of intangibles                          323              505            1,054                               1,882
Equity in losses of investees                        410                             1,668                               2,078
Interest Expense                                   2,839              202            1,222              (680)            3,583
Interest Income                                   (1,720)             (33)            (240)              680            (1,313)
Other Income                                                         (861)             (89)                               (950)
                                                --------         --------         --------         ---------          --------
Total Costs and expenses                           5,876           11,719           48,753            (1,653)           64,695

Loss from continuing operations
   before Taxes on income and
   minority interest                              (5,876)         (10,581)          (8,472)             (262)          (25,191)
Taxes on income                                                                       (744)                               (744)
Minority interest                                   (186)                                6                                (180)
                                                --------         --------         --------         ---------          --------
Net loss                                        $ (6,062)        $(10,581)        $ (9,210)        $    (262)         $(26,115)
                                                ========         ========         ========         =========          ========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For
                       the Six Months Ended June 30, 1996
                             (Dollars in thousands)
                                    Unaudited

                                                                                                                          Geotek
                                                       Geotek       Guarantor      Non-Guarantor  Reclassifications      Comm,Inc.
                                                      Comm,Inc.   Subsidiaries     Subsidiaries    & Eliminations     & Subsidiaries
                                                      --------      --------         --------         ---------          --------
                                                        (1)           (2)               (3)              (4)
Cash Flows From Operating Activities:
   Net loss                                           $(18,770)     $(25,797)        $ (7,806)        $  (5,334)         $(57,707)
   Adjustment to reconcile net loss to net
        cash used in operating activities:
      Minority interest                                                                   103                                 103
      Depreciation & amortization                          988         1,788            4,870              (133)            7,513
      Equity in net loss of investees                    1,020                                                              1,020
      Non cash management consulting expense                           1,549                                                1,549
      Post acquisition adjustment for utilization
        of acquired net operating loss carry forward                                      875                                 875
      Non cash interest expense                         10,243                                                             10,243
      Changes in operating assets and liabilities:
      Accounts receivable                                               (106)          (1,365)                             (1,471)
      Inventories                                                     (3,391)          (1,730)                             (5,121)
      Prepaid expenses                                      37        (1,003)          (2,262)                             (3,228)
      Accounts payable & accrued expenses                4,908         1,530            7,650                              14,088
      Other                                                 50                            502                                 552
                                                      --------      --------         --------         ---------          --------
      Net cash (used in) provided by
        operating activities                            (1,524)      (25,430)             837            (5,467)          (31,584)
                                                      --------      --------         --------         ---------          --------
Cash flows from investing activities:
   Net decrease in temporary investments                 7,945                                                              7,945
   Acquisition of spectrum licenses                                     (400)                                                (400)
   Spectrum license deposit return                                     1,784                                                1,784
   Acquisitions of property & equipment                   (104)      (24,535)          (6,661)            5,334           (25,966)
   Cash invested in unconsolidated
      subsidiaries                                        (350)                                                              (350)
   Decrease contract deposits - other current assets                                    1,046                               1,046
   Decrease in restricted cash                          20,394                                                             20,394
                                                      --------      --------         --------         ---------          --------
   Net cash (used in) investing activities              27,885       (23,151)          (5,615)            5,334             4,453
                                                      --------      --------         --------         ---------          --------
Cash flows from financing activities:
  Net borrowings under
    line of credit agreements                                                           1,100                               1,100
  Proceeds from issuance of convertible notes           75,000                                                             75,000
  Deferred financing costs                              (2,213)                                                            (2,213)
  Net proceeds from issuance of
     Preferred stock                                    53,350                                                             53,350
  Repayments of debt                                                    (605)            (195)                               (800)
  Repayment of capital lease obligations                   (30)                          (214)                               (244)
  Exercise of warrants & options                         1,752                                                              1,752
  Payment of preferred dividends                        (2,555)                                                            (2,555)
  Financing costs                                         (810)                                                              (810)
  Other                                                                                  (333)                               (333)
  Capital contributed from parent                      (51,087)       49,026            1,928               133
                                                      --------      --------         --------         ---------          --------
    Net cash provided by financing activities           73,407        48,421            2,286               133           124,247
                                                      --------      --------         --------         ---------          --------
Effect of exchange rate changes on cash                                                  (905)                               (905)
Increase (decrease) in cash & equivalents               99,768          (160)          (3,397)                             96,211
Cash & equivalents, beginning of period                 53,128           522            7,778                              61,428
                                                      --------      --------         --------         ---------          --------
Cash & equivalents, end of period                     $152,896      $    362         $  4,381            --              $157,639
                                                      ========      ========         ========         =========          ========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For
                       the Six Months Ended June 30, 1995
                             (Dollars in thousands)
                                    Unaudited

                                                                                                                          Geotek
                                                       Geotek       Guarantor      Non-Guarantor  Reclassifications      Comm,Inc.
                                                      Comm,Inc.   Subsidiaries     Subsidiaries    & Eliminations     & Subsidiaries
                                                      --------      --------         --------         ---------          --------
                                                        (1)           (2)               (3)              (4)
Cash Flows From Operating Activities:
Net loss                                               $(6,062)    $ (10,581)        $ (9,210)        $    (262)         $(26,115)
   Adjustment to reconcile net loss to net
      cash used in operating activities:
      Minority interest                                    186                             (6)                                180
      Depreciation & amortization                          340           865            3,408                               4,613
      Equity in net loss of investees                      409                          1,669                               2,078
      Non cash management consulting expense                41         1,222                                                1,263
      Issuance of stock for management
      consulting fee                                                   2,032                                                2,032
      Changes in operating assets and liabilities:

      Accounts receivable                                                 18             (816)                               (798)
      Inventories                                                          8             (919)              262              (649)
      Prepaid expenses and other assets                    679        (3,034)             944                              (1,411)
      Accounts payable & accrued expenses                1,719          (864)          (1,189)                               (334)
      Other                                                           (2,734)           2,699                                 (35)
                                                      --------      --------         --------         ---------          --------
      Net cash (used in) provided by
        operating activities                            (2,688)      (13,068)          (3,420)             --             (19,176)
                                                      --------      --------         --------         ---------          --------
Cash flows from investing activities:
   Acquisition of licenses                                            (4,499)              (2)                             (4,501)
   Net decrease in temporary investments                21,960                                                             21,960
   Acquisitions of property & equipment                    (45)       (4,329)          (2,914)                             (7,288)
   Cash invested in acquisition of
     subsidiaries, net                                    (371)                        (3,330)            3,330              (371)
   Contract deposits                                                  (4,637)                                              (4,637)
                                                      --------      --------         --------         ---------          --------
   Net cash provided by (used in)
     investing activities                               21,544       (13,465)          (6,246)            3,330             5,163
                                                      --------      --------         --------         ---------          --------
Cash flows from financing activities:
  Net borrowings, (repayments) under
    line of credit agreements                                                            (784)                                784
  Proceeds from issuance of senior
    secured note & related warrants                     36,000                                                             36,000
  Repayments of debt                                   (25,000)                                                           (25,000)
  Net proceeds from issuance of
     preferred stock                                    26,011                                                             26,011
  Exercise of warrants & options                           678                                                                678
  Payment of preferred dividends                        (1,606)                                                            (1,606)
  Capital contributed from parent                      (31,184)       26,512            8,002            (3,330)
  Other                                                  1,165                                                              1,165
                                                      --------      --------         --------         ---------          --------
    Net cash provided by (used in)
       financing activities                              6,064        26,512            7,218            (3,330)           36,464
                                                      --------      --------         --------         ---------          --------
Effect of exchange rate changes on cash                                                   (98)                                (98)
Increase (decrease) in cash & equivalents               24,920           (21)          (2,546)                             22,353
Cash & equivalents, beginning of year                   21,222           418            5,891                              27,531
                                                      --------      --------         --------         ---------          --------
Cash & equivalents, end of year                       $ 46,142      $    397         $  3,345            --              $ 49,884
                                                      ========      ========         ========         =========          ========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto, included elsewhere in this report.

Results of Operations

General

     Over the past four years, the Company has devoted and expects to continue to devote substantial financial and management resources to the development and deployment of a low cost, high quality integrated digital voice and data wireless communications network in the United States ("GeoNetTM"). The Company, through its subsidiaries and joint ventures, intends to deploy similar networks internationally. Although Management believes these activities will have a positive effect on the Company's results of operations in the long term, it is expected to have a substantial negative effect on the Company's results of operations in the short term. The Company expects to incur substantial losses and have negative cash flow from operations for the foreseeable future, attributable primarily to the operating, sales, marketing, general and administrative expenses relating to the roll-out of GeoNet TM as well as to a high investment in research and development related to its wireless communications activities. There can be no assurance that the Company will operate at profitable levels or have positive cash flow from operations.

     The Company currently groups its operations primarily into three types of activities: wireless communications, communications products and corporate. The Company's wireless communications subsidiaries are currently engaged primarily in providing trunked mobile radio services in the United Kingdom and Germany utilizing analog equipment, developing and selling wireless data solutions, implementing a digital wireless communications system for the United States that will provide integrated wireless communications services, and implementing digital wireless communications systems internationally.

     The Company is presently in the process of commencing the roll-out of GeoNetTM. The Company started providing commercial services in Philadelphia, Washington, DC, Baltimore, and New York during the first quarter of 1996 and in Boston, Miami and Dallas in the second quarter of 1996. The Company intends to offer GeoNet TM in over 35 markets by the end of 1997. However, the Company's roll-out schedule may be reviewed and revised from time to time in light of changing conditions.

     In April 1996, the Company and RWE Telliance A.G. ("RWE") entered into a letter of intent to merge their respective German mobile radio networks as of August 31, 1996. Under the terms of this letter of intent, each of RWE and the Company will own 50% of the merged entity. There can be no assurances that the Company and RWE will execute a formal agreement based on this letter of intent as this transaction is subject to, among other things, completion of satisfactory due diligence, regulatory approvals, and approvals of each company's board of directors.

     Also in April 1996, Industry Canada, the Canadian agency responsible for spectrum allocation, approved in principle an award of certain 900 MHz frequencies in Ontario, Quebec, British Columbia and Alberta to a joint venture consisting of the Company, Cogeco Cable, Inc. ("Cogeco") and Techcom, Inc., a Canadian SMR operator. These entities had entered into a letter of intent to form such joint venture in Canada to launch mobile wireless communications services based on the Company's proprietary FHMATM technology. In July 1996, the Company announced that it had been unable to reach a final agreement with Cogeco and that the Company is actively negotiating with other potential Canadian partners to replace Cogeco, so as to comply with Canadian foreign ownership and regulatory requirements. There can be no assurance that the Company will be able to identify such a partner or, if such a partner is identified, that an agreement can be reached on terms favorable to the Company. Any failure on the part of the Company to enter into such an arrangement could have a material adverse effect on the Company's prospects in Canada.

     In June 1996, the Korean Ministry of Information and Communications awarded a consortium Anam Telecom Co. Ltd. ("Anam Telecom"), in which the Company holds a 21% interest, a license to operate a nationwide trunked radio system in Korea. Anam Telecom also includes approximately 53 Korean companies, among them Anam Industrial Co. Ltd. (the Company's joint venture partner in Korea), Hyundai Electronics, Korean Mobile Telecom, Ssangyong Corporation and Korea Express. The license covers a geographic area with a population of approximately 45 million people and is based on the implementation of the Company's FHMATM system on an 800 MHz frequency. The Company's FHMATM system currently operates in the 900 MHz frequency band. Although the Company believes that it will successfully adapt its FHMATM system to the 800 MHz frequency, such adaptation is subject to a number of contingencies and the manufacture of certain equipment required in connection therewith. There can be no assurance that the Company will be able to successfully adapt its FHMATM system to the 800 MHz frequency on a timely basis. Any failure on the part of the Company to successfully adapt its FHMATM technology pursuant to the terms of the Korean license could have a material adverse effect on the Company's prospects in Korea. In addition, the Company will provide FHMATM related infrastructure equipment and broad business and engineering support for the design, implementation and operation of the network in Korea. Finally, the development of a FHMATM based digital system in Korea will be subject to the same risks attendent to the development of the Company's GEONETTM system in the United States.

     In June 1996, the United Kingdom Department of Trade and Industry awarded the Company's United Kingdom operating subsidiary a license to operate a digital Public Access Mobile Radio ("PAMR") network in the United Kingdom. Under the terms of the new digital license, the operating subsidiary will receive up to two megahertz of spectrum in the 410-430 MHz band for the construction of a network based on the new Trans European Trunked Radio ("TETRA") standard. Currently, there are no TETRA systems available for commercial application. While some potential vendors have indicated an interest in supplying a TETRA-based system to National Band Three Limited, the Company's United Kingdom subsidiary ("NB3"), management of the company and NB3 cannot accurately estimate the availability, quality and costs associated with the implementation of a TETRA-based network. Management is continuing to work with potential vendors and regulatory authorities in the United Kingdom regarding implementation of such system. However, there can be no assurance that NB3 will be able to implement such a system or, if implemented, when NB3 will be in a position to roll-out a TETRA-based system. Finally, the development of a TETRA-based system in the United Kingdom will be subject to the same risks attendent to the development of the Company's GEONETTM system in the United States.

     The Company expects that the digital network to be implemented by the Company in the United Kingdom will offer a full range of mobile voice and data services, including telephony, digital dispatch, automatic vehicle location and packet data The Company hopes to commence commercial operations of such a digital network in 1998. The Company's United Kingdom operating subsidiary already provides PAMR services to over 60,000 business subscribers throughout the United Kingdom.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

     The Company's communications products subsidiaries are primarily engaged in the development, manufacturing, and marketing of telephone peripherals and sound and communications equipment.

     The Corporate Group includes the Company's Corporate headquarters and Geotest, Inc. subsidiary.

Summary of Operations

     The Summary of Operations provides an analysis of the three month and six month periods ended June 30, 1996, compared to the same periods in 1995. For purposes of this discussion, year to date represents the six month period ending June 30.

Consolidated

     Consolidated revenues increased by 10% in the second quarter of 1996, and by 11% year to date 1996, respectively, principally due to the inclusion of the German networks, whose operating results were consolidated with the Company's operating results beginning in July and December 1995, as well as subscriber growth of the National Band Three Network ("NBTL").

     Consolidated operating expenses increased by 65% in the second quarter of 1996, and by 55% year to date, respectively, principally due to increased cost of service, marketing, and general and administrative expenses related to the roll-out of the U.S. Network.

     On a consolidated basis, interest expense for the three and six months ended June 30, 1996 increased due to the 15% Senior Secured Discount Notes issued in July 1995 and the Company's 12% $75 million Convertible Notes issued in March 1996. Interest income increased for the three and six months ended June 30, 1996 due to greater cash and cash equivalents which resulted from the issuance of the Senior Secured Discount Notes and Convertible Notes.

     Consolidated losses from operations increased by $18.9 million for the second quarter to $30.7 million and by $31.0 million to $56.2 million year to date.

Wireless Communications Activities

     The tables below set forth certain information with respect to the results of the Company's Wireless Communications activities for the three months ended June 30, 1996 and 1995. The North American column includes the U.S. Digital Wireless Network as well as Geotek Technologies, Inc. (which includes Geotek Technologies Israel, Ltd., formerly PowerSpectrum Technology and GMSI, Inc.).

                    For the Three Months Ended June 30, 1996
                             (Dollars in Thousands)

                                                              German
                                 North America     NBTL      Networks    Total
                                 ----------------------------------------------

Revenues                              $2,540      $6,939        $909    $10,388
Gross profit                         (4,958)       4,726        (25)      (257)
    % of revenues                     (195%)         68%        (3%)       (2%)
Research and Development               7,523                              7,523
Marketing                              5,039       1,383         165      6,587
General and Administrative             1,391         890         926      3,207
Other (income) expenses                (222)                      17      (205)
(Loss) income before interest
    and amortization & depr.        (18,689)       2,453     (1,133)   (17,369)
Amortization and depreciation          1,337       1,061         940      3,338
(Loss) income before interest       (20,026)       1,392     (2,073)   (20,707)
Net (loss) income                  ($20,143)        $874    ($2,175)  ($21,444)
Subscribers, end of period               500      60,500      13,100     74,100

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

                    For the Three Months Ended June 30, 1995
                             (Dollars in Thousands)

                                                             German
                                   North America   NBTL     Networks      Total
                                   ---------------------------------------------

Revenues                                $1,810    $6,129                 $7,939
Gross profit                              (55)     3,932                  3,877
      % of revenues                         3%       64%                    49%
Research and Development                 5,224                            5,224
Marketing                                2,451     1,308                  3,759
General and Administrative               3,024       816                  3,840
Equity in loss of less than
      50% owned entities                                       $731         731
Other income                             (860)      (42)                  (902)
(Loss) income before interest
       and amortization & depr.        (9,894)     1,850      (731)     (8,775)
Amortization and depreciation              537     1,042        311       1,890
(Loss) income before interest         (10,431)       808    (1,042)    (10,665)
Net (loss) income                    ($10,788)      $730   ($1,042)   ($11,100)
Subscribers, end of period                        52,400      8,100      60,500


     Revenues from wireless communications increased by $2.4 million or 31% for the quarter ended June 30, 1996. This increase is primarily due to the inclusion of the German networks on a consolidated basis in 1996, the increase in the number of subscribers using the NBTL network (which totaled approximately 60,500 and 52,400 at June 30, 1996 and 1995, respectively), as well as, an increase in GMSI, Inc.'s revenue due to its contract related to the Singapore taxi fleet. Negative gross profit for North America is a result of direct costs related to the roll-out of the U.S. Network which are currently not covered by revenue. Average revenue per subscriber on the NBTL network remained constant. Gross profit as a percent of revenues, for NBTL, increased as costs are primarily fixed thus, allowing subscriber growth to increase the gross profit percentage.

     Research and development expenses (net of government grants) related to the digital wireless system and subscriber unit were $7.5 million for the three months ended June 30, 1996 compared to $5.2 million for the same period of 1995. The increase in the 1996 expense is primarily attributable to costs related to the development of the commercial subscriber unit and enhancements to GeoNetTM, including system software. The Company expects significant research and development expenses to continue in the future in connection with enhancements to GeoNetTM, development of the portable subscriber unit, and development of international digital wireless systems.

     The Company is beginning to offer wireless service over its proprietary network in many markets in the United States and accordingly continues to establish its marketing, engineering, operations and administrative staff and systems. Marketing expenses increased by approximately $2.8 million or 74% due to the marketing effort and increase in staff needed to execute the roll-out of the U.S. wireless network.

     The Company's equity in losses of less than 50% owned entities for the quarter ended June 30, 1995 relate to the Company's investment in the PBG and DBF German networks. In July 1995 and December 1995, the Company acquired the remaining shares of the DBF and PBG German networks, respectively, and began consolidating these subsidiaries. These networks have only recently begun operations and subscriber revenues do not cover operating expenses. It is expected that these networks will continue to generate losses in the near future. The number of subscribers on these networks as of June 30, 1996 was approximately 13,100. As discussed above, the Company has entered into a letter of intent to merge these networks with RWE's network.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

     Wireless activities generated a loss before net interest expense, taxes, amortization and depreciation of $ 17.4 million for the quarter ended June 30, 1996 compared to $8.8 million in 1995. This increase is primarily due to costs related to the commencement of the roll-out of the digital wireless communication system for the U.S. network and the inclusion of the German networks on a consolidated basis in 1996.

     The tables below set forth certain information with respect to the results of the Company's Wireless Communications activities for the six months ended June 30, 1996 and 1995. The North American column includes the U.S. Digital Wireless Network as well as Geotek Technologies, Inc. (which includes Geotek Technologies Israel, Ltd., formerly PowerSpectrum Technology and GMSI, Inc.).

                     For the Six Months Ended June 30, 1996
                             (Dollars in Thousands)

                                                             German
                                   North America   NBTL     Networks      Total
                                   ---------------------------------------------

Revenues                                $4,604   $13,398     $1,884      $19,886
Gross profit                           (7,357)     9,081       (64)        1,660
      % of revenues                     (160%)       68%       (3%)           8%
Research and Development                14,738                            14,728
Marketing                                8,154     2,580        404       11,138
General and Administrative               4,637     1,755      1,944        8,336
Other income                             (785)                             (785)
(Loss) income before interest
      and amortization & depr.        (34,101)     4,746    (2,412)     (31,767)
Amortization and depreciation            2,351     2,229      1,678        6,258
(Loss) income before interest         (36,452)     2,517    (4,090)     (38,025)
Net (loss) income                    ($36,129)    $1,547   ($4,348)    ($38,930)
Subscribers, end of period                 500    60,500     13,100       74,100



                     For the Six Months Ended June 30, 1995
                             (Dollars in Thousands)

                                                             German
                                   North America   NBTL     Networks      Total
                                   ---------------------------------------------

Revenues                                $3,296   $11,865                 $15,141
Gross profit                               437     7,256                   7,693
      % of revenues                        13%       61%                     51%
Research and Development                13,165                            13,165
Marketing                                3,498     2,590                   6,088
General and Administrative               6,350     1,615                   7,965
Equity in loss of less than
      50% owned entities                                     $1,668        1,668
Other income                             (860)      (89)                   (949)
(Loss) income before interest
       and amortization & depr.       (21,716)     3,140     (1,668)    (20,244)
Amortization and depreciation              998     2,051        598        3,647
(Loss) income before interest         (22,714)     1,089    (2,266)     (23,891)
Net (loss) income                    ($22,688)      $943   ($2,266)    ($24,011)
Subscribers, end of period                        52,400      8,100       60,500

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

     Revenues from wireless communications increased by $4.7 million or 31% for the six months ended June 30, 1996. This increase is primarily due to the inclusion of the German networks on a consolidated basis in 1996, the increase in the number of subscribers using the NBTL network (which totaled approximately 60,500 and 52,400 at June 30, 1996 and 1995, respectively), as well as, an increase in GMSI, Inc.'s revenue due to its contract related to the Singapore taxi fleet. Negative gross profit for North America is a result of direct costs related to the roll-out of the U.S. Network which are currently not covered by revenue. Average revenue per subscriber on the NBTL network remained constant. Gross profit as a percent of revenues, for NBTL, increased as costs are primarily fixed thus, allowing subscriber growth to increase the gross profit percentage.

     Research and development expenses (net of government grants) related to the digital wireless system and subscriber unit were $14.7 million for the six months ended June 30, 1996 compared to $13.2 million for the same period of 1995. The 1995 expenses included approximately $2.0 million for shares issued in connection with a research and development project. The increase in the 1996 expense is primarily attributable to costs related to the development of the commercial subscriber unit and enhancements to GeoNetTM, including system software.

     Marketing expenses increased by approximately $5.0 million or 82% due to the marketing effort and increase in staff needed to execute the roll-out of the U.S. wireless network.

     The Company's equity in losses of less than 50% owned entities for the six months ended June 30, 1995 relate to the Company's investment in the PBG and DBF German networks. In July 1995 and December 1995, the Company acquired the remaining shares of the DBF and PBG German networks, respectively, and began consolidating these subsidiaries.

     Wireless activities generated a loss before net interest expense, taxes, amortization and depreciation of $ 31.8 million for the six month ended June 30, 1996 compared to $20.2 million in 1995. This increase is primarily due to costs related to the commencement of the roll-out of the digital wireless communication system for the U.S. network and the inclusion of the German networks on a consolidated basis in 1996.

Communications Products Activities

     The table below sets forth certain information with respect to the results of operations of Bogen Communications International ("BCI"), as consolidated by the Company, for the three months and six months ended June 30, 1996 and 1995.

                                            (Dollars in Thousands)
                                  Three Months Ended        Six Months Ended
                                        June 30                  June 30
                                   1996        1995         1996        1995
                                 --------    --------     --------    --------
Revenues                         $ 10,332    $ 11,616     $ 21,690    $ 22,461
Gross profit                        4,787       5,144        9,592       9,823
    % of revenue                      46%         44%          44%         44%
Research and Development              688         486        1,342       1,101
Marketing                           2,070       2,435        4,193       4,769
General and Administration          1,011         881        1,925       1,710
Other expenses (income)                35          (7)                     (5)
Income before interest, tax,
   minority interest, amortization
   & depreciation                     983       1,349        2,132       2,248
Amortization & depreciation           219         383          575         760
Interest expense, tax
   & minority interest                265         826          933       1,352
Net income                       $    499    $    140     $    624    $    136

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

     Revenues from communications products activities decreased by $1.3 million, or 11% to $10.3 million for the quarter ended June 30, 1996 and $0.8 million or
3.6 % to $21.7 million year to date. The decrease in sales is primarily due to a $1.2 million decrease in the office automation ("OAS") product line sales, which product line is being phased out beginning December 1995.

     Gross profit as a percentage of revenues increased from 44% to 46% in the second quarter of 1996 compared to the same period in 1995. The increase primarily resulted from the decrease in sales of OAS products which have lower profit margins than core products.

     The decrease in marketing expenses for the three and six months ended June 30, 1996 compared to the same periods of 1995 is due to the reduction of marketing and payroll expenses related to the OAS product line.

Corporate Group

     The Corporate Group generated losses before net interest expense, amortization, depreciation, and other charges of $3.4 million and $6.9 million for the second quarter and year to date 1996 compared to losses of $0.6 million and $0.3 million for the same periods in 1995. These increases are primarily due to approximately $5.2 million of expenses associated with the expansion of the Corporate headquarters. Revenues from corporate group subsidiaries were $1.6 million and $2.3 million for the second quarter and year to date 1996, respectively compared to revenues of $0.8 million and $1.9 million for the same periods in 1995.

Liquidity and Capital Resources

     The Company requires significant capital to implement its wireless communications strategy. In order to effect its strategy, the Company increased its debt borrowing and entered into a series of transactions, including the sale of convertible notes and convertible preferred stock during the six months ended June 30, 1996. At June 30, 1996, the Company had $157.6 million of cash, and cash equivalents as well as $64.5 million available under line of credit facilities.

     The Company's short term cash needs are primarily for capital expenditures related to the digital FHMATM system which the Company's U.S. network is beginning to deploy and the other costs of rolling out the U.S. network. One of the advantages of the Company's FHMATM system is its modularity, which allows the Company to execute a flexible roll-out plan requiring a relatively low investment in infrastructure in a given geographical area (compared to other wireless communications systems) in order to provide commercial service. Additionally, the Company expects to serve customers which require primarily local or regional coverage. Management believes therefore that the Company has additional flexibility in controlling its resources by accelerating or slowing down the rate at which the U.S. network is rolled out in various markets without materially impacting the business results of its then operating city or regional networks.

     The Company estimates that a minimum average investment of approximately $5 million is required to roll-out its U.S. network in an average target market. Additional expenditures will be required later in a given market if and when increased subscriber capacity or coverage is needed. In addition, the Company estimates that it will continue its present level of research and development expenses during the next 12 months in connection primarily with enhancements to the system and the development of a portable subscriber unit and other related projects.

     The  Company  is  planning  to raise  capital  during the next 12 months to continue financing its current operating plan. The Company's long term capital needs include the planned roll-out of the U.S. network in over 35 cities, the repayment of convertible debt and redeemable preferred stock (if such are not converted into equity), the repayment of the Company's Senior Secured Discount Notes due 2005, to finance international digital wireless networks, and to make acquisitions of business in the field of telecommunications and of spectrum in the United States and internationally. The Company is currently pursuing various alternatives for raising capital including issuance of equity and debt securities, vendor financing as well as, a combination thereof and other sources. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms, or at all. The failure to obtain such financing may cause the Company to significantly alter its GeoNetTM rollout plan and financing its international digital wireless networks.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

     In July 1996, through the Federal Communication Commission's (the "FCC") 900 MHZ Spectrum auctions, the Company purchased 181 10-channel blocks in 42 regional service areas known as Major Trading Areas at an aggregate cost of approximately $30.9 million. After the partial return by the FCC of the Company's original deposit, the Company had $6.2 million on deposit at June 30, 1996. The remainder was paid with existing cash resources.

     In July 1996, the Company contributed approximately $9.6 million to Anam Telecom which represents the Company's portion of the initial capitalization of Anam Telecom and related Spectrum license.

     The following discussion of liquidity and capital resources, among other things, compares the Company's financial and cash position as of June 30, 1996, to the Company's financial and cash position as of December 31, 1995.

     During the first six months of 1996, cash and cash equivalents increased by $96.2 million to $157.6 million, while working capital increased by $75.8 million to $145.0 million as of June 30, 1996.

     Cash utilized in connection with operating activities for the six months ended June 30, 1996, amounted to $31.6 million.

     Cash outflows from investing activities, exclusive of decrease in temporary investments of $7.9 million and the decrease in restricted cash of $20.4 million, were $23.9 million. The Company expended $26.0 million on acquisitions of equipment during the first two quarters of 1996.

     In March 1996, the Company issued $75.0 million aggregate principal amount of Senior Subordinated Convertible Notes ("Convertible Notes"), due 2001. Each Convertible Notes is in the principal amount of $1,000, and beginning on March 5, 1997 may be converted by the holders into shares of the Company's common stock, par value $.01, at a conversion price equal to $9.50 per share. Cash interest on the Convertible Notes accrues at a rate of 12% per annum and is payable semi-annually on each February 15 and August 15 commencing August 15, 1996. The Convertible Notes are unsecured senior subordinated obligations of the Company. The Convertible Notes can be converted at the option of the Company after 18 months if the closing price of the Company's common stock for 20 of the 30 trading days and for the five trading days before conversion is at least $15.20 per share.

     In April, 1996, the Company and S-C Rig Investments - III, L.P. ("S-C Rig"), a significant stockholder of the Company, which is affiliated with George Soros, entered into an agreement whereby S-C Rig made a $40.0 million unsecured credit facility the ("S-C Rig Credit Facility") available to the Company beginning June 1996. Under the terms of the S-C Rig Credit Facility, all borrowings are required to be made prior to April 5, 1998. All borrowings under the S-C Rig Credit Facility will accrue interest at a rate of 10% per annum and will mature four years from the date of the final borrowing thereunder. The Company will be obligated to pay S-C Rig a fee equal to 3% of each borrowing under the credit facility at the time of such borrowing. Borrowings under the S-C Rig Credit Facility will constitute senior indebtedness of the Company. At June 30, 1996, there were no outstanding loans under the S-C Rig Credit Facility.

     In connection with the establishment of the S-C Rig Credit Facility, the Company issued to S-C Rig a five-year warrant to purchase 4.2 million shares of Common Stock at an exercise price of $9.50 per share (subject to adjustment in certain circumstances). This warrant is exercisable at any time.

     In June 1996, the Company sold 55,000 shares of Series N Cumulative Convertible Preferred Stock ("Series N Stock") at an aggregate purchase price of $55 million, to entities affiliated with the Charles R. Bronfman Family Trust, the Kolber Trust, the Renaissance Fund, and certain existing shareholders of the Company. The Series N Stock pays dividends in Common Stock at a rate of 10% per annum. Additionally, the Series N Stock is immediately convertible into shares of the Company's Common Stock at $11.00 per share. In connection with this transaction, the Company issued warrants to purchase approximately 1.65 million shares of the Company's Common Stock at $11.00 per share. In addition, the Company incurred financing fees equal to 3% of the aggregate purchase price and has recorded this amount as a reduction to the net proceeds of the issuance.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

     In April 1996, the Company purchased 100% of the outstanding stock of MacDermott Communications, Inc., a private company whose only asset was a SMR License, for 190,988 shares of the Company's Common Stock. The value of the Common Stock issued was approximately $2.0 million.

     The Company paid cash dividends totaling approximately $2.6 million on its outstanding preferred stocks during the first two quarters of 1996. Proceeds from the exercise of warrants and options totaled approximately $1.7 million in the first two quarters of 1996.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Part II.  Other Information

   Item 4: Submission of Matters to a Vote of Security-Holders

          (a) On June 3, 1996, the Company held its Annual Meeting of Stockholders. As of the record date the total number of votes eligible to cast at the Annual Meeting was 65,473,938. The following proposals were presented for a vote by the Company's stockholders:

               PROPOSAL I - Election of Eleven (11) Directors

               PROPOSAL II - Amendment to the Company's Restated Certificate of Incorporation to Increase the Number of Authorized Shares to 135,000,000 Shares of Common Stock.

               PROPOSAL III - Ratification of the Appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for the 1996 fiscal year.

          Each such proposal was approved by the Company's stockholders as set forth in 4(c) below.

          (b) N/A

          (c ) PROPOSAL I - Election of Directors

               Name of Nominee               Votes for       Votes Withheld
               ---------------               ---------       --------------
               Walter Auch                   51,622,349          148,498
               George Calhoun                51,626,524          144,323
               Purnendu Chatterjee           51,616,283          154,564
               Winston Churchill             51,621,477          149,370
               Jonathan C. Crane             51,621,539          149,308
               Yaron Eitan                   51,620,582          150,265
               Haynes G. Griffin             51,626,649          144,198
               Richard Krants                51,618,524          152,323
               Richard Liebhaber             51,618,574          152,273
               Kevin Sharer                  51,625,567          145,280
               William Spier                 51,617,617          153,230

          PROPOSAL  II
          Amendment to the Company's Restated Certificate of Incorporation to Increase the Number of Authorized Shares to 135,000,000 Shares of Common Stock.

                        Votes        Against        Non-Vote       Abstain
                        -----        -------        --------       -------
                     48,779,899     1,837,170       1,047,100      106,678

          PROPOSAL III
          Ratification of the Appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for the 1996 fiscal year.

                      Votes for        Against        Abstain
                      ---------        -------        -------
                     51,589,627        63,427         117,793

Item 6.   Exhibit and Reports on Form 8-K

          (a) Exhibit:   12 -  Computation of Ratio of Earnings to Fixed Charges

          (b) Reports on Form 8-K

               The following reports on Form 8-K were filed by the Company during the second quarter of 1996.

               (I) Current Report on Form 8-K filed May 15, 1996 reporting the employment contract of Jonathan Crane, the President & CEO - Geotek U.S. Operations.

               (II) Current Report on Form 8-K filed June 27, 1996 reporting the sale of 55,000 units of Series N Cumulative Convertible Preferred Stock (Series N Stock) on June 20, 1996 for an aggregate purchase price of $55 million. Each unit consists of (a) one share of Series N Stock with a value of $1,000 per share and (b) warrants to purchase 30 shares of the Company's common stock.

                           GEOTEK COMMUNICATIONS, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOTEK COMMUNICATIONS, INC.

Date: August 14, 1996                             /s/ Michael R. McCoy
                                                  ----------------------------
                                                  Michael R. McCoy
                                                  Sr. Vice President and
                                                  Chief Financial Officer

Date: August 14, 1996                             /s/ Michael H. Carus
                                                  ----------------------------
                                                  Michael H. Carus
                                                  Chief Accounting Officer and
                                                  Corporate Controller