Form 10-Q
period 1996-09-30
GEOTEK COMMUNICATIONS INC
filed 1996-11-14
CIK 844843

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    Form 10Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

COMMON STOCK OUTSTANDING AT OCTOBER 31, 1996: 59,659,509  SHARES

                           GEOTEK COMMUNICATIONS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I:               Financial Information

        Item 1:       Financial Statements

        Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II:              Other Information

        Item 6:       Exhibits and Reports on Form 8-K


              CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains certain "forward-looking" statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all of such forward-looking statements. Examples of forward-looking statements contained herein include the Company's projections with respect to:
(a) the commercial implementation of its U.S. Network and the timing of the roll-out of its U.S. Network; (b ) the Company's future financial results, capital needs and sources of financing; and (c ) the effect of certain legislation and governmental regulations on the Company. The Company's ability to predict any such projected results or to predict the effect of any legislation or other pending events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the specific factors discussed with such forward-looking statements and contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as such factors in some cases have affected, and in the future (together with other factors) could affect, the ability of the Company to achieve its projected results and may cause future actual results to differ materially from those expressed herein.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)
                                    (Note 1)

                                                            September 30, 1996            December 31, 1995
                                                            ------------------            -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                     $  78,273                      $  61,428
  Temporary investments                                              --                            7,945
  Restricted cash                                                   7,133                         36,971
  Accounts receivable trade, net                                   16,239                         14,028
  Inventories, primarily finished goods, net                       24,332                         10,483
  Deposits for spectrum licenses                                    1,250                         11,500
  Prepaid expenses and other current assets                        19,430                          5,621
                                                                ---------                      ---------
      Total current assets                                        146,657                        147,976

Investments in affiliates                                          13,958                          3,078
Property, plant and equipment, net                                 93,657                         66,110
Intangible assets, net                                            105,988                         68,181
Other assets                                                       29,869                          7,219
                                                                ---------                      ---------
                                                                $ 390,129                      $ 292,564
                                                                =========                      =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable, trade                                    $  22,348                      $  17,948
     Accrued expenses and other current liabilities                38,543                         23,005
     Notes payable, banks and other                                 7,853                          8,285
     Current maturities, long-term debt                             2,640                         29,577
                                                                ---------                      ---------
        Total current liabilities                                  71,384                         78,815
                                                                ---------                      ---------

Long-term debt                                                    188,352                         95,875
Other noncurrent liabilities                                           36                          1,217
Minority interest                                                     623                            395

Redeemable preferred stock                                         40,000                         40,000

Commitments and Contingencies

Shareholders' equity:
     Preferred stocks, $.01 par value                                  11                             11
     Common stock, $.01 par value:
        authorized 135,000,000; issued 59,698,000 and
        55,251,000 respectively; outstanding 59,466,000
        and 55,013,000, respectively                                  597                            553
     Capital in excess of par value                               379,901                        272,456
     Foreign currency translation adjustment                         (797)                         1,012
     Accumulated deficit                                         (288,592)                      (196,384)
     Treasury stock, at cost                                       (1,386)                        (1,386)
                                                                ---------                      ---------
                                                                   89,734                         76,262
                                                                ---------                      ---------
                                                                $ 390,129                      $ 292,564
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

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)
                                    (Note 1)

                                                                     Nine Months Ended                 Three Months Ended
                                                                       September 30,                      September 30,
                                                                 --------------------------      --------------------------
                                                                1996              1995               1996                1995
                                                              ------              ------            ------              ------
Revenues:
     Net product sales                                     $    43,398         $    40,112         $    15,170        $    13,794
     Service income                                             24,463              20,322               8,775              7,136
                                                           -----------         -----------         -----------        -----------
Total revenues                                                  67,861              60,434              23,945             20,930
                                                           -----------         -----------         -----------        -----------
Costs and expenses:
     Cost of goods sold                                         30,344              23,992              10,411              8,736
     Cost of services                                           25,192              12,938               9,589              5,334
     Research and development                                   26,067              17,961               9,717              3,630
     Marketing                                                  24,604              18,702               8,654              7,320
     General and administrative                                 28,435              19,820              11,026              8,978
     Amortization of intangibles                                 4,000               3,101               1,482              1,219
     Equity in losses of investees                               1,169               3,854                 149              1,776
     Interest expense                                           23,870              10,257               8,547              6,674
     Interest income                                            (4,910)             (2,784)             (1,739)            (1,473)
     Other income                                                 (848)             (1,491)                (53)              (540)
                                                           -----------         -----------         -----------        -----------
Total costs and expenses                                       157,923             106,350              57,783             41,654
                                                           -----------         -----------         -----------        -----------
Loss from operations before taxes
     on income and minority interest                           (90,062)            (45,916)            (33,838)           (20,725)
Taxes on income                                                 (1,918)             (1,178)               (538)              (434)
Minority interest                                                 (228)               (268)               (125)               (88)
                                                           -----------         -----------         -----------        -----------
Net loss                                                   $   (92,208)        $   (47,362)        $   (34,501)       $   (21,247)
                                                           -----------         -----------         -----------        -----------
Preferred dividends                                             (5,389)             (2,837)             (2,683)            (1,231)
                                                           -----------         -----------         -----------        -----------
Loss applicable to common stock                            $   (97,597)        $   (50,199)        $   (37,184)       $   (22,478)
                                                           ===========         ===========         ===========        ===========

Weighted average number of common shares
     outstanding                                            57,779,000          51,523,000          59,209,000         51,670,000
                                                           ===========         ===========         ===========        ===========
Per common share:
     Net loss applicable to common shares                  $     (1.69)        $     (0.97)        $     (0.63)       $     (0.43)
                                                           ===========         ===========         ===========        ===========

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  for the nine months ended September 30, 1996
                                 (In Thousands)
                                   (Unaudited)
                                    (Note 1)

                                                                                               Foreign
                                                                                 Capital in    Currency
                                      Preferred   Stock      Common     Stock    Excess of   Translation   Accumulated    Treasury
                                       Shares     Amount     Shares     Amount   Par Value    Adjustment     Deficit        Stock
                                      ---------   -----      ------     ------    ---------   -----------   -----------    --------
Balances, January 1, 1996               1,063       $11      55,251      $553     $272,456      $1,012     $(196,384)     $(1,386)

Issuance of common stock:
     Exercise of warrants and
           options                                              639         6        2,628

     Issuance of shares to
           Vanguard pursuant to
           management consulting
           agreement                                            198         2        2,073

     Issuance of shares in
           connection with
           debt conversion                                    3,261        32       26,869

     Issuance of shares in
           connection with the
           acquisition of SMR license                           191         2        1,998

     Issuance of shares for
           preferred dividend                                   158         2        1,535

Issuance of Series N                       55                                       53,350
     Preferred Stock

Issuance of warrants in                                                             13,400
     connection with long-term
     credit facility

Issuance of options in connection
     with the organization of a joint
     venture                                                                         2,236

Issuance of warrants in connection
     with vendor credit facility                                                     8,745

Preferred dividend                                                                  (5,389)

Changes in currency                                                                             (1,809)

Net Loss                                                                                                     (92,208)

                                        -----       ---      ------      ----     --------      ------     ---------      -------
Balances, September 30, 1996            1,118       $11      59,698      $597     $379,901     $  (797)    $(288,592)     $(1,386)
                                        =====       ===      ======      ====     ========      ======     =========      =======


                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                    (Note 1)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                              ------------------
                                                                           1996                  1995
                                                                           ----                  ----
Cash flows from operating activities:
  Net loss                                                              $ (92,208)           $ (47,362)
  Adjustments to reconcile net
    loss to net cash
    used in operating activities:
    Minority interest                                                         228                  268
    Depreciation and amortization                                          13,731                7,807
    Post acquisition adjustment for utilization
        of acquired net operating loss carry forward                        1,336
    Non cash acquisition of interest in a subsidiary
         assigned to a research & development project                       1,859
    Non cash interest expense                                              15,839
    Equity in net loss of investees                                         1,169                3,854
    Non cash management consulting expense                                  2,075                1,874
    Non cash transaction expense for BCI                                                           740
    Issuance of shares in connection with
        research and development project                                                         2,032
 Changes in operating assets and liabilities:
    Increase in accounts receivable                                        (2,208)              (3,088)
    Increase in inventories                                               (13,849)              (1,404)
    (Increase) decrease in prepaid expenses
         and other current assets                                          (6,696)               1,027
    Increase in  accounts payable
         and accrued expenses                                              10,968                9,817
    Other                                                                    (614)
                                                                        ---------            ---------

Net cash used in operating activities                                     (68,370)             (24,435)
                                                                        ---------            ---------

Cash flows from investing activities:
  Acquisition of spectrum licenses                                        (29,738)              (4,977)
  Net decrease in temporary investments                                     7,945               24,515
  Acquisitions of property and equipment                                  (34,045)             (18,127)
  Cash invested in unconsolidated subsidiaries                             (9,953)              (6,358)
  Cash received from acquisition of subsidiary                                263
  Decrease (increase) in contract deposits - other current assets             684               (6,667)
  Decrease (increase) in restricted cash                                   29,838              (45,263)
  Loans receivable and other                                                                     1,358
  Proceeds from sale of BCI                                                                      7,000
                                                                        ---------            ---------
Net cash used in investing activities                                     (35,006)             (48,519)
                                                                        ---------            ---------


                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                             (Dollars in thousands)
                                   (Unaudited)
                                    (Note 1)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                          ---------------------------
                                                                           1996                  1995
                                                                           ----                  ----
Cash flows from financing activities:
    Net repayments under line-of-credit
        agreements                                                          (232)               (1,386)
    Proceeds from issuance of convertible notes                           75,000
    Proceeds from issuance of senior secured
        discount notes and related warrants                                                    110,079
    Proceeds from issuance of senior secured
        notes and related warrants                                                              36,000
    Net proceeds from issuance of Preferred Stock                         53,350                30,864
    Deferred financing costs                                              (2,250)               (4,560)
    Repayments of secured note                                                                 (25,000)
    Repayment of capital lease obligation                                   (369)
    Repayments of debt                                                      (860)
    Exercise of warrants and options                                       2,559                   728
    Payment of preferred dividends                                        (3,852)               (1,606)
    Financing costs                                                       (1,080)
    Other                                                                   (431)
                                                                        --------             ---------
Net cash provided by financing activities                                121,835               145,119
                                                                        --------             ---------
Effect of exchange rate changes on cash                                   (1,614)                1,130
                                                                        --------             ---------
Increase in cash and cash equivalents                                     16,845                73,295
Cash and cash equivalents, beginning of period                            61,428                27,531
                                                                        --------             ---------
Cash and cash equivalents, end of period                                $ 78,273             $ 100,826
                                                                        ========             =========
Supplemental schedule of non cash investing and financing activities:
    Summary of acquired subsidiaries:
        Fair value of assets acquired in purchase transaction           $    134
        Liabilities assumed in purchase transaction                     $    255
    Management consulting fee paid in common stock                      $  2,075             $   1,874
    Issuance of shares in connection with research
        and development project                                                              $   2,032
    Issuance of shares in connection with debt conversion               $ 27,981
    Issuance of shares in connection with acquisition
         of SMR license                                                 $  2,000
    Issuance of shares for preferred dividend                           $  1,537
    Non cash transaction expense for BCI                                                     $     740
    Issuance of convertible notes for minority interest in
        Geotek Technologies Israel, formerly PST                        $    800
    Issuance of note payable to acquire remaining
        50% interest in MIS                                             $  2,000

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

     Footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the most recent fiscal year, and previously filed 10-Q's.

     The Company is planning to raise capital during the next twelve months to continue financing its current operating plan. The failure to obtain such financing will cause the Company to significantly alter its U.S. Network roll-out plan and financing of its international digital wireless networks (See "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Conditions and Results of Operations).

Note 2     Long Term Debt:

     In September 1996, the Company, through its wholly owned subsidiary Geotek Financing Corporation ("GFC"), entered into a series of agreements with Hughes Network Systems, Inc. ("HNS") under which HNS agreed to manufacture at least 50% of certain components utilized by the Company in its 900 MHZ infrastructure equipment and to provide the Company with up to $100 million in vendor credit financing, subject to the satisfaction of certain conditions. Under the terms of the vendor credit financing agreement, the Company will finance 90% of its purchases of infrastructure related equipment from HNS until June 1999. All borrowings made under the agreement bear interest, payable quarterly, at a rate of 11% per annum until December 1999. Beginning December 1999, principal and interest are to be paid semi-annually in equal installments over a five year period.

     HNS will be granted a security interest in the components manufactured by HNS as security for GFC's obligation under this credit facility. GFC has also pledged to HNS a $24.5 million intercompany note of Geotek License Holdings, Inc., a wholly owned subsidiary of GFC ("License Holdings"), and the capital stock of License Holdings as security for these obligations. License Holdings holds certain 900 MHZ licenses recently acquired by the Company in the recently completed FCC auctions.

     In connection with the above agreements, the Company issued HNS seven year Warrants to purchase 2,500,000 shares of the Company's common stock. The warrants allow HNS to purchase 1,000,000 shares at $8.625 per share, 1,000,000 shares at $10.78 per share, and 500,000 shares at $12.94 per share. These warrants are exercisable at any time after September 27, 1997. The warrants, which have been valued at approximately $8.7 million, were recorded as other assets and are being amortized over the life of the facility and the debt payback period, approximately seven years. Should the Company not incur any indebtedness under the vendor credit agreement during the life of the facility all unamortized amounts will be expensed. Amortization for the three and nine months ended September 30, 1996 was not material.

     In July 1996, in a private transaction, the Company issued a Convertible Promissory Note ("Promissory Note") in the amount of $800,000 due December 31, 1996 in exchange for shares, held by a minority shareholder in the Company's subsidiary Geotek Technologies Israel ("GTI-Israel"), formerly PST. The Promissory Note pays interest at a rate of 6% per annum until conversion or until maturity and is convertible at the closing price of the Company's Common Stock on the day preceding the holder's notice to convert.

     In October 1996, the holder converted the Promissory Note and accrued interest into approximately 102,000 shares of the Company's common stock.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2     Long Term Debt: continued

     In April 1996, the Company and S-C Rig Investments - III, L.P. ("S-C Rig"), a significant stockholder of the Company and an investment group affiliated with George Soros, entered into a Senior Loan Agreement whereby S-C Rig made a $40.0 million unsecured credit facility (the"S-C Rig Credit Facility") available to the Company beginning June 1996. Under the terms of the S-C Rig Credit Facility, all borrowings are required to be made within two years from the establishment of the credit facility. The borrowings accrue interest at a rate of 10% per annum payable semi-annually and will mature four years from the date of the final borrowing thereunder. The Company is obligated to pay S-C Rig a fee equal to 3% of each borrowing under the S-C Rig Credit Facility at the time of such borrowing. Borrowings under the S-C Rig Credit Facility will constitute senior indebtedness of the Company. At September 30, 1996, there were no outstanding loans under the S-C Rig Credit Facility.

     In connection with the establishment of the credit facility, the Company issued to S-C Rig a five year warrant to purchase approximately 4.2 million shares of Common Stock (subject to adjustment in certain circumstances) at an exercise price of $9.50 per share (subject to adjustment in certain circumstances). This warrant is exercisable at any time during the warrant period. The Warrants, which have been valued at $13.4 million, are recorded in other assets and are being amortized over approximately five years.

     In March 1996, the Company issued $75.0 million aggregate principal amount of Senior Subordinated Convertible Notes due 2001 ("Convertible Notes"). Each Convertible Note is in the principal amount of $1,000, and beginning on March 5, 1997 may be converted by the holders into shares of the Company's common stock, par value $.01, at a conversion price equal to $9.50 per share. Cash interest on the Convertible Notes accrues at a rate of 12% per annum and is payable semi-annually on each February 15 and August 15 commencing August 15, 1996. The Convertible Notes are unsecured senior subordinated obligations of the Company. The Convertible Notes can be converted at the option of the Company after 18 months if the closing price of the Company's common stock for 20 of the 30 trading days and for the five trading days before conversion is at least $15.20 per share.

     The Company's Senior Convertible Notes due 1998 (the "Senior Convertible Notes") were convertible into shares of the Company's Common Stock (subject to daily limits and certain other restrictions) at 87.5% of the average trading price of the Company's Common Stock on the respective conversion dates. During the nine months ended September 30, 1996, the remaining $27.9 million was converted into approximately 3,261,000 shares of common stock. In connection with the conversion, the Company incurred approximately $1.0 million in financing costs which were offset against the conversion proceeds.

     In July 1995, the Company placed approximately $40.5 million in a restricted cash account as collateral for the Company's obligation under the Senior Convertible Notes. As the Senior Convertible Notes were converted, a proportionate amount of the restricted cash becomes unrestricted and as of September 30, 1996, $ 0.9 million of cash remains restricted. This amount is included in the balance sheet of the Company, as restricted cash, and satisfies the remaining interest on the converted Senior Convertible Notes.

Note 3     Shareholders' Equity:

     Vanguard Options

     In September 1996, the Series A Options ("Vanguard Options") granted to Vanguard Cellular Systems, Inc. ("Vanguard") and Toronto Dominion Investments, Inc. ("TDI"), which entitled both Vanguard and TDI to purchase 1,000,000 shares of the Company's common stock at $15.00 per share, expired. Under the terms of the Vanguard Options, the remaining options to purchase 2,000,000 common shares at $16.00 per share and options to purchase 3,000,000 common shares at $17.00 per share, of which Vanguard was entitled to six sevenths and TDI was entitled to one seventh, terminated with the expiration of the Series A Options. Additionally, the Company's Management Consulting Contract with Vanguard was terminated (See Note 6).

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3     Shareholders' Equity: continued

     Preferred Stock

     In June 1996, the Company sold 55,000 shares of Series N Cumulative Convertible Preferred Stock ("Series N Stock") at an aggregate purchase price of $55 million, to entities affiliated with the Charles R. Bronfman Family Trust, the Kolber Trust, The Renaissance Fund and certain existing shareholders of the Company. The Series N Stock pays dividends in Common Stock at a rate of 10% per annum. Additionally, the Series N Stock is immediately convertible into shares of the Company's Common Stock at $11.00 per share. In connection with this transaction, the Company issued five year warrants to purchase approximately 1.65 million shares of the Company's Common Stock at $11.00 per share. In addition, the Company incurred financing fees equal to 3% of the aggregate purchase price, and has recorded this as a reduction to the net proceeds of the issuance. During the nine months ended September 30, 1996, the Company paid dividends of approximately 158,000 shares of common stock with a value of approximately $1.5 million.

     Common Stock

     In April 1996, the Company purchased 100% of the outstanding stock of MacDermott Communications, Inc., a private company whose only asset was an SMR License, for 190,988 shares of the Company's Common Stock. The value of the Common Stock issued, was approximately $2.0 million. This amount has been ascribed to an SMR License which is included in intangible assets and will be amortized over twenty years.

     Other Warrants and Options

     In July 1996, in accordance with the terms of the Company's joint venture agreement with Anam Industrial Co., Ltd. and other related agreements, which required the Company to grant options to its joint venture partner and other related parties upon receipt of a regional or national license in Korea (see Note 4), the Company granted options to purchase a total of 800,000 shares of the Company's common stock at $10 per share. The Company estimated the fair value of the options granted at approximately $2.2 million. The Company recorded this amount as an investment in Anam Telecom and is amortizing this amount over a two year period.

Note 4     Acquisition and Formation of Joint Ventures:

     In August 1996, the Company purchased the remaining 50% ownership interest in software developer M.I.S. Information Systems Holdings Ltd. ("MIS") effective July 1, 1996. MIS was formed in 1994 as a 50/50 joint venture between the Company and Decision Systems Israel Ltd. The remaining 50% interest was acquired for a $2 million promissory note which bears interest at 8.25% per annum and is due July 1, 1998. The Company attributed the excess of consideration paid over the fair value of net the assets acquired, approximately $1.9 million, to an acquired research and development project and expensed this amount at the time of the purchase as the acquisition primarily related to ongoing software development projects.

     In April 1996, the Company and RWE Telliance A.G. ("RWE") entered into a letter of intent to merge their respective German mobile radio networks. Under the terms of this letter of intent, each of RWE and the Company will own 50% of the merged entity. There can be no assurances that the Company and RWE will execute a formal agreement based on this letter of intent or that the Company and RWE will receive approval from the appropriate regulatory authority. The Company will continue to consolidate these entities until such time the joint venture is consummated and control is relinquished.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4     Acquisition and Formation of Joint Ventures: continued

     In April 1996, Industry Canada, the Canadian agency responsible for spectrum allocation, approved in principle an award of certain 900 MHZ frequencies in Ontario, Quebec, British Columbia and Alberta to a joint venture consisting of the Company, Cogeco Cable, Inc. ("Cogeco") and Techcom, Inc., a Canadian SMR operator. These entities had entered into a letter of intent to form such joint venture in Canada to launch mobile wireless communications services based on the Company's proprietary FHMA((TM)) technology. In July 1996, the Company announced that it had been unable to reach a final agreement with Cogeco and that the Company is actively negotiating with other potential Canadian partners to replace Cogeco, so as to comply with Canadian foreign ownership and regulatory requirements. There can be no assurance that the Company will be able to identify such a partner or, if such a partner is identified, that an agreement can be reached on terms favorable to the Company. Any failure on the part of the Company to enter into such an arrangement could have a material adverse effect on the Company's prospects in Canada.

     In June 1996, the Korean Ministry of Information and Communications awarded a consortium, Anam Telecom Co. Ltd. ("Anam Telecom") in which the Company holds a 21% interest, a license to operate a nationwide trunked radio system in Korea. Anam Telecom also includes approximately 53 Korean companies, among them Anam Industrial Co. Ltd. (the Company's joint venture partner in Korea), Hyundai Electronics, Korean Mobile Telecom, Ssangyong Corporation and Korea Express. The license covers a geographic area with a population of approximately 45 million people and is based on the implementation of the Company's FHMA(TM) system on an 800 MHZ frequency. The Company's FHMA(TM) system currently operates in the 900 MHZ frequency band. Although the Company believes that it will successfully adapt its FHMA(TM) system to the 800 MHZ frequency, such adaptation is subject to a number of contingencies and the manufacture of certain equipment required in connection therewith. There can be no assurance that the Company will be able to successfully adapt its FHMA(TM) system to the 800 MHZ frequency on a timely basis. Any failure on the part of the Company to successfully adapt its FHMA(TM) technology pursuant to the terms of the Korean license could have a material adverse effect on the Company's prospects in Korea. In addition, the Company will provide FHMA(TM) related infrastructure equipment and broad business and engineering support for the design, implementation and operation of the network in Korea. Finally, the development of a FHMA(TM) based digital system in Korea will be subject to the same risks as the development of the Company's digital wireless system in the United States.

     In July 1996, the Company contributed approximately $9.6 million to Anam Telecom on account of the Company's portion of the initial capitalization of Anam Telecom. This amount has been included in investments in affiliates.

Note 5     Commitments and Contingent Liabilities:

     FCC Waiver

     The Company was granted a waiver (the "Waiver") by the Federal Communication Commission ("FCC") which permits it to construct and activate certain systems on a delayed construction schedule. The Waiver is relevant to the Company's designated frequency area ("DFA") licenses which were acquired by the Company prior to the FCC's 900 MHZ specialized mobile radio ("SMR") spectrum auctions conducted during 1995 and 1996. For those licenses acquired by the Company through the spectrum auctions, e.g. major trading area ("MTA") licenses, and for previously acquired DFA licenses authorized for overlapping frequencies with the Company's new MTA licenses, the Waiver is inapplicable. Instead, construction requirements for these MTA and DFA licenses will be satisfied if a portion of the market's population is served after three years. The population coverage requirement increases after five years.

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

Note 6     Certain Other Related Party Transactions:

     In connection with the expiration of the Vanguard Options in September 1996, the Company's five-year management consulting agreement with Vanguard, pursuant to which Vanguard provided operational and marketing support to the Company for an aggregate of 1.5 million shares of common stock, was terminated. For each of the nine months ended September 30, 1996 and 1995, Vanguard earned approximately 198,000 and 224,000 shares, respectively pursuant to this agreement. These shares have been recorded in the nine months ended September 30, 1996 and 1995 at approximately $2.1 million and $1.9 million, respectively, which amounts have been included in marketing expenses.

     The Company incurred expenses of $225,000 in each of the nine month periods ended September 30, 1996 and 1995, pursuant to its consulting agreement with a company affiliated with George Soros. Entities affiliated with George Soros also hold the Company's Series H Redeemable Preferred Shares, Series I Convertible Preferred Shares, $5.0 million of the Company's Series N Convertible Preferred Stock, 10% of the Company's Senior Secured Discount Notes due 2005 and S-C Rig Credit Facility.

     GTI-Israel, a subsidiary of the Company, has entered into a subcontractor agreement with Rafael, a shareholder of the Company, under which Rafael will partake in the enhancement and continued development of the digital wireless communications system to be deployed by the Company in the United States. Research and development expense for the nine months ended September 30, 1996 and 1995, includes approximately $4.5 million and $4.2 million, respectively, for research performed by Rafael under this agreement. GTI-Israel has also entered into agreements with Rafael under which Rafael will manufacture the infrastructure equipment to be used by the Company in its U.S. network. Through September 30, 1996 the Company had placed firm orders for equipment totaling $41.6 million of which $28.7 million has been paid to Rafael to date.

     In September, in connection with the HNS vendor credit facility, the Company entered into an agreement with HNS whereby HNS will manufacture at least 50% of certain components utilized by the Company in its 900 MHZ infrastructure equipment. As part of this agreement, the Company made a 10% or approximately $1 million advance to HNS for production. In connection with the Company's portable subscriber unit manufacturing agreement with HNS, the Company made advances of $7.5 million to HNS. The Company has included all advances made to HNS in prepaid expenses and other current assets.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7    Other Events:

     In June 1996, the United Kingdom Department of Trade and Industry awarded the Company's United Kingdom operating subsidiary a license to operate a digital Public Access Mobile Radio ("PAMR") network in the United Kingdom. Under the terms of the new digital license, the operating subsidiary will receive up to two megahertz of spectrum in the 410-430 MHZ band for the construction of a network based on the new Trans European Trunked Radio ("TETRA") standard. Currently, there are no TETRA systems available for commercial application. While some potential vendors have indicated an interest in supplying a TETRA-based system to the Company's United Kingdom subsidiary, management of the Company cannot accurately estimate the availability, quality and costs associated with the implementation of a TETRA-based network. Management is continuing to work with potential vendors and regulatory authorities in the United Kingdom regarding implementation of such system. However, there can be no assurance that the Company will be able to implement such a system or, if implemented, when the Company will be in a position to roll-out a TETRA-based system. Finally, the development of a TETRA-based system in the United Kingdom will be subject to the same risks attendent to the development of the Company's digital wireless system in the United States.

     The Company expects that the digital network, when and if implemented by the Company in the United Kingdom, will offer a full range of mobile voice and data services, including telephony, digital dispatch, automatic vehicle location and packet data The Company hopes to commence commercial operations of such a digital network in 1998. The Company's United Kingdom operating subsidiary already provides PAMR services to over 60,000 business subscribers throughout the United Kingdom.

Note 8  Intangible Assets:

     In July 1996, through the FCC's 900 MHZ Spectrum auctions, the Company purchased 181 10-channel blocks in 42 regional service areas known as Major Trading Areas at an aggregate cost of approximately $30.9 million of which $8.0 million was on deposit with the FCC at December 31, 1995. The remainder was paid with proceeds from the drawdown of one of the Company's credit facilities (see Note 9) and existing cash resources.

Note 9     Subsequent Events

     In October 1996, the Company borrowed $24.5 million under the Company's line of credit agreement with HNS. Under the terms of the agreement, the two year loan bears interest at 12%, payable semi annually and is convertible by the holder at 90% of the average sale price of the Company's common stock for the 10 days preceding conversion or the maximum conversion price of $9.75.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 10 Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"):

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

     In connection with the Note offering, PowerSpectrum, Inc. and its U.S. domestic subsidiaries as well as MetroNet Systems, Inc. (collectively referred to as the "Guarantor Subsidiaries") fully and unconditionally guarantee such Notes jointly and severally. The Guarantor Subsidiaries are wholly owned by the Company. In addition, the Notes are collateralized by a pledge of the capital stock owned by the Company in National Band Three Ltd., PowerSpectrum, Inc., MetroNet Systems, Inc., Geotek GmbH Holding Corporation and BCI, the entity through which, effective August 1995, the Company owns its interests in Bogen Communications, Inc. and Speech Design GmbH.

     The Guarantor Information of Geotek Communications, Inc. and Subsidiaries has been presented on pages 15 through 20 in order to present the Guarantor Subsidiaries pursuant to the Guarantor relationship. The Guarantor Information is presented as management does not believe that separate financial statements of the Guarantor Subsidiaries would be meaningful. This Guarantor Information should be read in conjunction with the Consolidated Financial Statements. The Notes include covenants that put restrictions on the Company primarily related to making certain investments, paying dividends, and incurring additional debt.

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

(2) Guarantor Subsidiaries          -For purposes of the Guarantor  Information,
                                    Guarantor  Subsidiaries  includes  all  U.S.
                                    wireless subsidiaries of PowerSpectrum, Inc.
                                    ("PSI") combined with MetroNet Systems, Inc.
                                    and ANSA  Communications,  Inc., both direct
                                    wholly  owned  subsidiaries  of  the  Parent
                                    Company.   For  purposes  of  the  Guarantor
                                    Information,   PSI  does  not   contain  the
                                    consolidated  financial  statements  of  GTI
                                    -Israel,  formerly PST, a subsidiary of PSI,
                                    since  GTI   -Israel  is  not  a   Guarantor
                                    Subsidiary.  Such  statements  of GTI-Israel
                                    are     included     with      Non-Guarantor
                                    Subsidiaries.

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

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             Note 10 Condensed Consolidating Financial Information
              For Guarantors ("Guarantor Information"): continued
                      CONDENSED CONSOLIDATING BALANCE SHEET
                            As of September 30, 1996
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                                                        Geotek
                                               Geotek          Guarantor      Non-Guarantor   Reclassifications        Comm,Inc.
                                              Comm,Inc.      Subsidiaries     Subsidiaries     & Eliminations       & Subsidiaries
                                            -------------    ------------     -------------   ------------------    --------------
ASSETS                                          (1)              (2)               (3)                 (4)
Current assets
Cash and cash equivalents                     $  72,765      $      325        $   5,183                               $  78,273
Restricted cash                                   5,492                            1,641                                   7,133
Accounts receivable net                                             228           16,011                                  16,239
Inventories                                                      13,231           11,101                                  24,332
Deposits for spectrum licenses                                                     1,250                                   1,250
Prepaid expenses and other assets                 1,179          12,128            6,123                                  19,430
                                              ---------      ----------        ---------          ---------            ---------
Total current assets                             79,436          25,912           41,309                                 146,657
                                              ---------      ----------        ---------          ---------            ---------
Inter-company account                           280,417          48,829                           ($329,246)
Investments in affiliates                        14,121                                                (163)              13,958
Property, plant and equipment, net                1,149          61,126           40,555             (9,173)              93,657
Intangible assets, net                           12,614          22,311           71,063                                 105,988
Other assets                                     17,938             210           13,668             (1,947)              29,869
Investments in subsidiaries, at cost             92,457                                             (92,457)
                                              ---------      ----------        ---------          ---------            ---------
Total Assets                                  $ 498,132      $  158,388        $ 166,595          $(432,986)           $ 390,129
                                              =========      ==========        =========          =========            =========
LIABILITIES & SHAREHOLDERS' EQUITY

Current  liabilities
Accounts payable - trade                      $     426      $   12,884        $   9,038                               $  22,348
Accrued expenses and other                        5,734          11,244           21,565                                  38,543
Notes payable, banks and other                                                     8,386              ($533)               7,853
Current maturities, long-term debt                  882           1,303              455                                   2,640
                                              ---------      ----------        ---------          ---------            ---------
Total current liabilities                         7,042          25,431           39,444               (533)              71,384
                                              ---------      ----------        ---------          ---------            ---------
Long-term debt                                  181,290                            8,636             (1,574)             188,352
Intercompany accounts                                           227,627          101,619           (329,246)
Other non current liabilities                     (154)                            1,604             (1,414)                  36
Minority interest                                                                    623                                     623

Redeemable preferred stock                       40,000                                                                   40,000
Shareholders' equity:
Preferred stocks, $.01 par value                     11                                                                       11
Common stock, $.01 par value:                       597                                                                      597
Capital in excess of par value                  344,734          40,621           85,429            (90,883)             379,901
Foreign currency translation                                                        (797)                                   (797)
     adjustment

Accumulated deficit                             (74,002)       (135,291)         (69,963)            (9,336)            (288,592)
Treasury stock, at cost                          (1,386)                                                                  (1,386)
                                              ---------      ----------        ---------          ---------            ---------
                                                269,954         (94,670)          14,669           (100,219)              89,734
                                              ---------      ----------        ---------          ---------            ---------
                                              $ 498,132      $  158,388        $ 166,595          $(432,986)           $ 390,129
                                              =========      ==========        =========          =========            =========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             Note 10 Condensed Consolidating Financial Information
              For Guarantors ("Guarantor Information"): continued
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             As of December 31, 1995
                  (Dollars in thousands, except per share data)

                                                                                                                        Geotek
                                               Geotek       Guarantor        Non-Guarantor    Reclassifications        Comm,Inc.
                                              Comm,Inc.    Subsidiaries      Subsidiaries      & Eliminations       & Subsidiaries
                                              ---------    ------------      ------------      --------------       --------------
ASSETS                                           (1)           (2)               (3)                     (4)
Current assets
Cash and cash equivalents                     $  53,128      $    522          $   7,778                               $  61,428
Temporary investments                             7,945                                                                    7,945
Restricted cash                                  35,230                            1,741                                  36,971
Accounts receivables trade, net                                    21             14,007                                  14,028
Inventories                                                     1,328              9,155                                  10,483
Deposits for spectrum licenses                    3,500         8,000                                                     11,500
Prepaid expenses and other assets                 1,051           317              4,253                                   5,621
                                              ---------      --------          ---------          ---------            ---------
         Total current  assets                  100,854        10,188             36,934                                 147,976

Inter-company account                           142,286        37,154              4,893          $(184,333)
Investments in affiliates                         3,241                                                (163)               3,078
Property, plant and equipment, net                1,088        28,962             39,487             (3,427)              66,110
Intangible assets, net                           12,313        19,171             36,697                                  68,181
Other assets                                      7,684           174              3,845             (4,484)               7,219
Investments in subsidiaries, at cost             90,427                                             (90,427)
                                              ---------      --------          ---------          ---------            ---------
                                              $ 357,893      $ 95,649          $ 121,856          $(282,834)           $ 292,564
                                              =========      ========          =========          =========            =========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade                      $     508        $2,447          $  14,993                               $  17,948
Accrued expenses and other                        1,250         5,835             15,920                                  23,005
Notes payable, banks and other                                                     8,604              ($319)               8,285
Current maturities, long-term debt               28,913                              664                                  29,577
                                              ---------      --------          ---------          ---------            ---------
         Total current liabilities               30,671         8,282             40,181               (319)              78,815
                                              ---------      --------          ---------          ---------            ---------

Inter-company account                                         138,107             46,226           (184,333)
Long-term debt                                   86,090         2,003             12,356             (4,574)              95,875
Other non current  liabilities                     (152)                           2,533             (1,164)               1,217
Minority interest                                                                    395                                     395

Redeemable preferred stock                       40,000                                                                   40,000

Shareholders' equity:
Preferred stocks, $.01 par value                     11                                                                       11
Common stock, $.01 par value                        553                                                                      553
Capital in excess of par value                  245,234        40,621             75,455            (88,854)             272,456
Foreign currency translation adjustment                                            1,012                                   1,012
Accumulated deficit                             (43,128)      (93,364)           (56,302)            (3,590)            (196,384)
Treasury stock, at cost                          (1,386)                                                                  (1,386)
                                              ---------      --------          ---------          ---------            ---------
                                                201,284       (52,743)            20,165            (92,444)              76,262
                                              ---------      --------          ---------          ---------            ---------
                                              $ 357,893      $ 95,649          $ 121,856          $(282,834)           $ 292,564
                                              =========      ========          =========          =========            =========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             Note 10 Condensed Consolidating Financial Information
              for Guarantors ("Guarantor Information"): continued
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the Nine Months Ended September 30, 1996
                             (Dollars in thousands)
                                    Unaudited

                                                                                                                        Geotek
                                              Geotek        Guarantor       Non-Guarantor     Reclassifications        Comm,Inc.
                                             Comm,Inc.     Subsidiaries      Subsidiaries       & Eliminations       & Subsidiaries
                                             ---------     ------------      ------------       --------------       --------------
                                                (1)            (2)                (3)                 (4)
REVENUES
     Net sales                                               $     534         $  66,828           $ (23,964)          $  43,398
     Service income                                                166            24,297                                  24,463
                                              --------       ---------         ---------           ---------           ---------
Total revenues                                                     700            91,125             (23,964)             67,861
                                              --------       ---------         ---------           ---------           ---------
Costs and expenses:
Cost of goods sold                                               5,084            43,083             (17,823)             30,344
Cost of services                                                11,017            14,627                (452)             25,192
Research and development                      $  1,859           8,138            16,137                 (67)             26,067
Marketing                                          203          11,446            12,955                                  24,604
General and administrative                       8,537           6,851            13,047                                  28,435
Amortization of intangibles                      1,686             890             1,424                                   4,000
Equity in losses of investees                    1,169                                                                     1,169
Interest expense                                22,487             129             2,033                (779)             23,870
Interest income                                 (4,943)           (164)             (582)                779              (4,910)
Other income                                      (124)           (766)              (82)                124                (848)
                                              --------       ---------         ---------           ---------           ---------
Total costs and expenses                        30,874          42,625           102,642             (18,218)            157,923
                                              --------       ---------         ---------           ---------           ---------
Loss from operations before
   taxes on income and
   minority interest                           (30,874)        (41,925)          (11,517)             (5,746)            (90,062)
Taxes on income                                                                   (1,918)                                 (1,918)
Minority interest                                                                   (228)                                   (228)
                                              --------       ---------         ---------           ---------           ---------
Net loss                                      $(30,874)      $ (41,925)        $ (13,663)          $  (5,746)          $ (92,208)
                                              ========       =========         =========           =========           =========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             Note 10 Condensed Consolidating Financial Information
              for Guarantors ("Guarantor Information"): continued
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the Nine Months Ended September 30, 1995
                             (Dollars in thousands)
                                    Unaudited

                                                                                                                      Geotek
                                                Geotek       Guarantor     Non-Guarantor      Reclassifications      Comm,Inc.
                                               Comm,Inc.   Subsidiaries    Subsidiaries        & Eliminations     & Subsidiaries
                                               ---------   ------------    ------------        --------------     --------------
                                                  (1)          (2)              (3)                 (4)
REVENUES
     Net sales                                               $       69        $  45,095           $   (5,052)         $  40,112
     Service income                                               1,615           18,707                                  20,322
                                              ----------     ----------        ---------           ----------          ---------
Total revenues                                                    1,684           63,802               (5,052)            60,434
                                              ----------     ----------        ---------           ----------          ---------
Costs and expenses:
Cost of goods sold                                                   53           27,651               (3,712)            23,992
Cost of services                                                  2,619           10,319                                  12,938
Research and development                      $      550          5,967           11,444                                  17,961
Marketing                                            225          5,635           12,842                                  18,702
General and administrative                         1,766          8,129            9,925                                  19,820
Amortization of intangibles                          562            793            1,746                                   3,101
Equity in losses of investees                        986                           2,868                                   3,854
Interest expense                                   9,358            215            1,544                 (860)            10,257
Interest income                                   (3,447)           (52)            (145)                 860             (2,784)
Other income                                                     (1,402)             (89)                                 (1,491)
                                              ----------     ----------        ---------           ----------          ---------
Total Costs and expenses                          10,000         21,957           78,105               (3,712)           106,350
                                              ----------     ----------        ---------           ----------          ---------
Loss from continuing operations
before Taxes on income and
minority interest                                (10,000)       (20,273)         (14,303)              (1,340)           (45,916)
Taxes on income                                                                   (1,178)                                 (1,178)
Minority interest                                                                   (268)                                   (268)
                                              ----------     ----------        ---------           ----------          ---------
Net loss                                      $  (10,000)    $  (20,273)       $ (15,749)          $   (1,340)         $ (47,362)
                                              ==========     ==========        =========           ==========          =========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              Note 10 Condensed Consolidating Financial Information
              For Guarantors ("Guarantor Information"): continued
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 1996
                             (Dollars in thousands)
                                    Unaudited

                                                                                                                           Geotek
                                                            Geotek     Guarantor    Non-Guarantor  Reclassifications      Comm,Inc.
                                                           Comm,Inc.  Subsidiaries  Subsidiaries    & Eliminations    & Subsidiaries
                                                           ---------  ------------  ------------    --------------    --------------
                                                              (1)        (2)           (3)                (4)
Cash Flows From Operating Activities:
  Net loss                                                 $(30,874)   $(41,925)     $ (13,663)       $ (5,746)        $  (92,208)
  Adjustment to reconcile net loss to net
         cash used in operating activities:

     Minority interest                                                                     228                                228
     Depreciation & amortization                              1,746       4,057          8,256            (328)            13,731
     Equity in net loss of investees                          1,169                                                         1,169
     Non cash management consulting expense                               2,075                                             2,075
     Post acquisition adjustment for utilization
        of acquired net operating loss carry forward                                     1,336                              1,336
     Non cash acquisition of interest in subsidiary
        assigned to a research & development project          1,859                                                         1,859
     Non cash interest expense                               15,839                                                        15,839
     Changes in operating assets and liabilities:
     Accounts receivable                                                   (207)        (2,001)                            (2,208)
     Inventories                                                        (11,903)        (1,946)                           (13,849)
     Prepaid expenses                                          (128)     (4,061)        (2,507)                            (6,696)
     Accounts payable & accrued expenses                      4,402       8,096         (1,530)                            10,968
     Other                                                       75         (95)          (594)                              (614)
                                                           --------    --------      ---------        --------         ----------
     Net cash used in operating activities                   (5,912)    (43,963)       (12,421)         (6,074)           (68,370)
                                                           --------    --------      ---------        --------         ----------
Cash flows from investing activities:
  Net decrease in temporary investments                       7,945                                                         7,945
  Acquisition of spectrum licenses                                                     (29,738)                           (29,738)
  Acquisitions of property & equipment                         (120)    (31,263)        (8,408)          5,746            (34,045)
  Cash invested in unconsolidated
     subsidiaries                                            (9,953)                                                       (9,953)
  Cash received from acquisition of subsidiary                                             263                                263
  Decrease contract deposits - other current assets                                        684                                684
  Decrease in restricted cash                                29,838                                                        29,838
                                                           --------    --------      ---------        --------         ----------
  Net cash provided by (used in) investing activities        27,710     (31,263)       (37,199)          5,746            (35,006)
                                                           --------    --------      ---------        --------         ----------
Cash flows from financing activities:
  Net borrowings under
    line of credit agreements                                                             (232)                              (232)
  Proceeds from issuance of convertible notes                75,000                                                        75,000
  Deferred financing costs                                   (2,250)                                                       (2,250)
  Net proceeds from issuance of
    Preferred stock                                          53,350                                                        53,350
  Repayments of debt                                                       (605)          (255)                              (860)
  Repayment of capital lease obligations                        (45)                      (324)                              (369)
  Exercise of warrants & options                              2,559                                                         2,559
  Payment of preferred dividends                             (3,852)                                                       (3,852)
  Financing costs                                            (1,080)                                                       (1,080)
  Other                                                                                   (431)                              (431)
  Capital contributed from parent                          (125,843)     75,634         49,881             328
                                                           --------    --------      ---------        --------         ----------
    Net cash (used in) provided by financing activities      (2,161)     75,029         48,639             328            121,835
                                                           --------    --------      ---------        --------         ----------
Effect of exchange rate changes on cash                                                 (1,614)                            (1,614)
Increase (decrease) in cash & cash equivalents               19,637        (197)        (2,595)                            16,845
Cash & cash equivalents, beginning of period                 53,128         522          7,778                             61,428
                                                           --------    --------      ---------        --------         ----------
Cash & cash equivalents, end of period                     $ 72,765    $    325      $   5,183            --           $   78,273
                                                           ========    ========      =========        ========         ==========


                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             Note 10 Condensed Consolidating Financial Information
              For Guarantors ("Guarantor Information"): continued
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 1995
                             (Dollars in thousands)
                                    Unaudited

                                                                                                                         Geotek
                                                            Geotek      Guarantor   Non-Guarantor  Reclassifications   Comm.,Inc.
                                                          Comm.,Inc.   Subsidiaries  Subsidiaries    & Eliminations   & Subsidiaries
                                                          ----------   ------------  ------------    --------------   --------------
                                                              (1)        (2)             (3)                     (4)
Cash Flows From Operating Activities:
     Net loss                                             $ (10,000)    $(20,273)     $ (15,749)      $ (1,340)         $(47,362)
     Adjustment to reconcile net loss to net
         cash used in operating activities:
         Minority interest                                                                  268                              268
         Depreciation & amortization                            588        1,634          5,585                            7,807
         Equity in net loss of investees                        986                       2,868                            3,854
         Non cash management consulting expense                            1,874                                           1,874
         Issuance of shares in connection with
             research and development project                              2,032                                           2,032
         Non cash transaction expense for BCI                                               740                              740
         Changes in operating assets and liabilities
             (net of effects from acquisitions):
         Accounts receivable                                                   6         (2,673)          (421)           (3,088)
         Inventories                                                        (104)        (4,049)         2,749            (1,404)
         Prepaid expenses                                       516         (607)        (3,091)         4,209             1,027
         Accounts payable & accrued expenses                  3,934        3,199          4,631         (1,947)            9,817
                                                          ---------     --------      ---------       --------           -------
         Net cash (used in) operating activities             (3,976)     (12,239)       (11,470)         3,250           (24,435)
                                                          ---------     --------      ---------       --------           -------
Cash flows from investing activities:
     Acquisition of licenses                                              (4,973)            (4)                          (4,977)
     Net decrease in temporary investments                   24,515                                                       24,515
     Acquisitions of property & equipment                      (122)     (11,617)        (3,478)        (2,910)          (18,127)
     Cash invested in acquisition of
         subsidiaries, net                                   (6,358)                                                      (6,358)
     Contract deposits - other current assets                             (6,667)                                         (6,667)
     Restricted cash                                        (45,263)                                                     (45,263)
     Loans receivable and other                              (1,268)       1,835          3,413         (2,622)            1,358
     Proceeds from sale to BCI                                7,000                                                        7,000
                                                          ---------     --------      ---------       --------           -------
     Net cash (used in) investing activities                (21,496)     (21,422)           (69)        (5,532)          (48,519)
                                                          ---------     --------      ---------       --------           -------
Cash flows from financing activities:
   Net, (repayments) under
      line of credit agreements                                                          (1,386)                          (1,386)
   Proceeds from issuance of senior
      secured bond & related warrants                       110,079                                                      110,079
   Proceeds from issuance of senior
      secured note & related warrants                        36,000                                                       36,000
   Deferred financing costs                                  (4,560)                                                      (4,560)
   Repayments of debt                                       (25,000)                                                     (25,000)
   Net proceeds from issuance of
      preferred stock                                        30,864                                                       30,864
   Exercise of warrants & options                               728                                                          728
   Payment of preferred dividends                            (1,606)                                                      (1,606)
   Capital contributed from parent                          (47,256)      34,048         10,926          2,282
                                                          ---------     --------      ---------       --------           -------
   Net cash provided by (used in)
     financing activities                                    99,249       34,048          9,540          2,282           145,119
                                                          ---------     --------      ---------       --------           -------
Effect of exchange rate changes on cash                                                   1,130                            1,130
Increase (decrease) in cash & cash equivalents               73,777          387          (869)                           73,295
Cash & cash equivalents, beginning of period                 21,222          418          5,891                           27,531
                                                          ---------     --------      ---------       --------           -------
Cash & cash equivalents, end of period                    $  94,999     $    805      $   5,022          --             $100,826
                                                          =========     ========      =========       ========           =======


                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto, included elsewhere in this report.

Results of Operations

General

     Over the past four years, the Company has devoted and expects to continue to devote substantial financial and management resources to the development and deployment of a low cost, high quality integrated digital voice and data wireless communications network in the United States ("U.S. Network"). The Company, through its subsidiaries and joint ventures, intends to deploy similar networks internationally. Although Management believes these activities will have a positive effect on the Company's results of operations in the long term, it is expected to have a substantial negative effect on the Company's results of operations in the short term. The Company expects to incur substantial losses and have negative cash flow from operations for the foreseeable future, attributable primarily to the operating, sales, marketing, general and administrative expenses relating to the roll-out of U.S. Network as well as to a high investment in research and development related to its wireless communications activities. The Company may also expend significant resources in pursuit of international opportunities. There can be no assurance that the Company will operate at profitable levels, have positive cash flow from operations, or continue to obtain financing to implement its operating plan.

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

     The Company is presently in the process of rolling out its U.S. Network. The Company started providing commercial services in Philadelphia, Washington, DC, Baltimore, and New York during the first quarter of 1996, in Boston, Miami and Dallas in the second quarter of 1996 and will be providing services in Orlando during the fourth quarter 1996. The Company had announced its intention to offer digital wireless communication services in over 35 markets in the United States by the end of 1997. However, this roll-out schedule was based in part on FCC-imposed network build-out requirements. In connection with the Company's acquisition of MTA Licenses in the recent FCC actions, the Company will be permitted additional time to complete the roll-out of its U.S. Network. Accordingly, to better focus its financial and managerial resources, the Company has revised its roll-out schedule and currently intends to roll-out its U.S. Network in 15 additional markets in 1997, 8 additional markets in 1998, and the remaining markets in 1999. The Company's roll-out schedule may be reviewed and revised from time to time in light of changing conditions. The successful and timely implementation of the U.S. Network will depend upon a number of factors, including but not limited to, the timely and cost-effective manufacture, construction and integration of the system infrastructure and software, the acquisition and control of additionally radio spectrum, the procurement and preparation of base station and remote sites, the receipt of all necessary regulatory approvals, the establishment of effective sales and marketing organizations and distribution channels and the acquisition of additional financing. The failure or delay with respect to any of these items could adversely affect the timing of the implementation of the U.S. Network in one or more of the Company's target markets, which could have a material adverse effect on the Company.

     In April 1996, the Company and RWE Telliance A.G. ("RWE") entered into a letter of intent to merge their respective German mobile radio networks. Under the terms of this letter of intent, each of RWE and the Company will own 50% of the merged entity. There can be no assurances that the Company and RWE will execute a formal agreement based on this letter of intent or that the Company and RWE will receive approval from the appropriate regulatory authority.

     Also in April 1996, Industry Canada, the Canadian agency responsible for spectrum allocation, approved in principle an award of certain 900 MHZ frequencies in Ontario, Quebec, British Columbia and Alberta to a joint venture consisting of the Company, Cogeco Cable, Inc. ("Cogeco") and Techcom, Inc., a Canadian SMR operator. These entities had entered into a letter of intent to form such joint venture in Canada to launch mobile wireless communications services based on the Company's proprietary FHMA(TM) technology. In July 1996, the Company announced that it had been unable to reach a final agreement with Cogeco and that the Company is actively negotiating with other potential Canadian partners to replace Cogeco, so as to comply with Canadian foreign ownership and regulatory requirements. There can be no assurance that the Company will be able to identify such a partner or, if such a partner is identified, that an agreement can be reached on terms favorable to the Company. Any failure on the part of the Company to enter into such an arrangement could have a material adverse effect on the Company's prospects in Canada. Moreover, even if the Company reaches an agreement with a Canadian partner, there can be no assurances that the joint venture will be able to implement a FHMA(TM) wireless communications network in Canada, which implementation shall be subject to the same risk associated with the implementation of the Company's U.S. Network.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

     In June 1996, the Korean Ministry of Information and Communications awarded a consortium, Anam Telecom Co. Ltd. ("Anam Telecom") in which the Company holds a 21% interest, a license to operate a nationwide trunked radio system in Korea. Anam Telecom also includes approximately 53 Korean companies, among them Anam Industrial Co. Ltd. (the Company's joint venture partner in Korea), Hyundai Electronics, Korean Mobile Telecom, Ssangyong Corporation and Korea Express. The license covers a geographic area with a population of approximately 45 million people and is based on the implementation of the Company's FHMA(TM) system on an 800 MHZ frequency. The Company's FHMA(TM) system currently operates in the 900 MHZ frequency band. Although the Company believes that it will successfully adapt its FHMA(TM) system to the 800 MHZ frequency, such adaptation is subject to a number of contingencies and the manufacture of certain equipment required in connection therewith. There can be no assurance that the Company will be able to successfully adapt its FHMA(TM) system to the 800 MHZ frequency on a timely basis. Any failure on the part of the Company to successfully adapt its FHMA(TM) technology pursuant to the terms of the Korean license could have a material adverse effect on the Company's prospects in Korea. In addition, the Company will provide FHMA(TM) related infrastructure equipment and broad business and engineering support for the design, implementation and operation of the network in Korea. Finally, the development of a FHMA(TM) based digital system in Korea will be subject to the same risks attendent to the development of the Company's digital wireless system in the United States.

     In June 1996, the United Kingdom Department of Trade and Industry awarded the Company's United Kingdom operating subsidiary a license to operate a digital Public Access Mobile Radio ("PAMR") network in the United Kingdom. Under the terms of the new digital license, the operating subsidiary will receive up to two megahertz of spectrum in the 410-430 MHZ band for the construction of a network based on the new Trans European Trunked Radio ("TETRA") standard. Currently, there are no TETRA systems available for commercial application. While some potential vendors have indicated an interest in supplying a TETRA-based system to National Band Three Ltd. (NB3), the Company's United Kingdom subsidiary, management of the company and NB3 cannot accurately estimate the availability, quality and costs associated with the implementation of a TETRA-based network. Management is continuing to work with potential vendors and regulatory authorities in the United Kingdom regarding implementation of such system. However, there can be no assurance that NB3 will be able to implement such a system or, if implemented, when NB3 will be in a position to roll-out a TETRA-based system. Finally, the development of a TETRA-based system in the United Kingdom will be subject to the same risks attendent to the development of the Company's digital wireless system in the United States.

     The Company expects that the digital network, when and if implemented by the Company in the United Kingdom, will offer a full range of mobile voice and data services, including telephony, digital dispatch, automatic vehicle location and packet data. The Company hopes to commence commercial operations of such a digital network in 1998. The Company's United Kingdom operating subsidiary already provides PAMR services to over 60,000 business subscribers throughout the United Kingdom.

     The Company's communications products subsidiaries are primarily engaged in the development, manufacturing, and marketing of telephone peripherals and sound and communications equipment.

     The Corporate Group includes the Company's Corporate headquarters and Geotest, Inc. subsidiary.

Summary of Operations

     The Summary of Operations provides an analysis of the three month and nine month periods ended September 30, 1996, compared to the same periods in 1995. For purposes of this discussion, year to date represents the nine month period ended September 30.

Consolidated

     Consolidated revenues increased by 14% in the third quarter of 1996 and by 12% year to date 1996, principally due to the inclusion of the German networks whose operating results were consolidated by the Company beginning in July and December 1995, as well as subscriber growth of the National Band Three Network ("NB3").

     Consolidated operating expenses increased by 36% in the third quarter of 1996, and by 38% year to date, principally due to increased cost of service, marketing, and general and administrative expenses related to the roll-out of the U.S. Network.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

     On a consolidated basis, interest expense for the three and nine months ended September 30, 1996 increased due to the 15% Senior Secured Discount Notes issued in July 1995 and the Company's 12% Convertible Notes issued in March 1996 offset by capitalized interest on construction in progress of $1.1 million and $2.9 million for the three and nine months ended September 30, 1996, respectively. Interest income increased for the three and nine months ended September 30, 1996 due to greater cash and cash equivalents which resulted from the issuance of the Senior Secured Discount Notes, Convertible Notes, and Series N Preferred Stock.

     Consolidated losses from operations increased by $13.3 million for the third quarter to $34.5 million and by $44.8 million to $92.2 million year to date.

Wireless Communications Activities

     The tables below set forth certain information with respect to the results of the Company's Wireless Communications activities for the three months ended September 30, 1996 and 1995. Other International Activities include the Company's German Networks, international business development activities and equity interests in its Korean Joint Ventures. Geotek Technologies column includes Geotek Technologies Israel, Ltd., formerly PowerSpectrum Technology and GMSI, Inc.

                  For the Three Months Ended September 30, 1996
                             (Dollars in Thousands)

                                                                             Other Int'l     Geotek
                                                 U.S. Network       NB3      Activities    Technologies      Total
                                                ---------------------------------------------------------------------
     Revenues                                    $    198        $ 7,136      $ 1,162        $  1,500      $  9,996
     Gross profit                                  (4,471)         4,810          372             195           906
           % of revenues                                              67%          32%             13%            9%
     Research and Development                                                                   8,798         8,798
     Marketing                                      4,129          1,474          107             369         6,079
     General and Administrative                     2,754            986        1,981             702         6,423
     Equity in loss of less than 50%
           owned entities                                                           9                             9
     Other (income) expenses                           20                         (84)                          (64)
     (Loss) income before interest,
           taxes, amortization & depr.            (11,374)         2,350       (1,641)         (9,674)      (20,339)
     Amortization and depreciation                  2,087          1,562          858             720         5,227
     (Loss) income before interest
           and taxes                              (13,461)           788       (2,499)        (10,394)      (25,566)
     Net (loss) income                           ($13,550)       $   309      ($2,648)       ($10,260)     ($26,149)
     Subscribers, end of period                     1,100         62,300       15,000                        78,400

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

                  For the Three Months Ended September 30, 1995
                             (Dollars in Thousands)

                                                                              Other Int'l     Geotek
                                                U.S. Network        NB3       Activities   Technologies      Total
                                               ----------------------------------------------------------------------
        Revenues                                 $   545         $ 6,469      $   300        $   900       $  8,214
        Gross profit                                (885)          4,017         (469)           291          2,954
               % of revenues                        (162%)            62%        (156%)           32%            36%
        Research and Development                                                               3,088          3,088
        Marketing                                  2,917           1,176                         258          4,351
        General and Administrative                 1,382             810          356          1,024          3,572
        Equity in loss of less than
               50% owned entities                                               1,801                         1,801
        Other income                                (541)                                                      (541)
        (Loss) income before interest,
               taxes, amortization & depr.        (4,643)          2,031       (2,626)        (4,079)        (9,317)
        Amortization and depreciation                911           1,037          591            167          2,706
        (Loss) income before interest
               and taxes                          (5,554)            994       (3,217)        (4,246)       (12,023)
        Net (loss) income                        ($5,391)        $   924      ($3,254)       ($4,363)      ($12,084)
        Subscribers, end of period                                54,700         9,500                       64,200


     Revenues from wireless communications increased by $1.8 million or 22% for the quarter ended September 30, 1996. This increase is primarily due to the increase in the number of subscribers using the NB3 network (which totaled approximately 62,300 and 54,700 at September 30, 1996 and 1995, respectively), as well as, an increase in GMSI, Inc.'s revenue due to its contract related to the Singapore taxi fleet. Average monthly revenue per subscriber on the NB3 network remained constant. Gross profit as a percent of revenues, for NB3, increased as costs are primarily fixed thus, allowing subscriber growth to increase the gross profit percentage. Negative gross profit for the U.S. Network is a result of direct costs related to the roll-out which are currently not covered by revenue. In 1995, the U.S. Network included the results of the Company's MetroNet subsidiary. In November 1995, the assets of MetroNet, primarily 800 MHZ licenses, were exchanged for 900 MHZ licenses.

     Research and development expenses (net of government grants of $2.6 million in 1995) related to the digital wireless system and subscriber unit were $8.8 million for the three months ended September 30, 1996 compared to $3.1 million for the same period of 1995. The increase in the 1996 expense is primarily attributable to costs related to the development of the U.S. Network's commercial subscriber unit and enhancements to U.S. Network's FHMA(TM) system, including system software. In addition, the Company expensed, at the time of acquisition, the $1.9 million excess of the consideration given over the fair value of the net assets received in the purchase of MIS Information Systems Holdings Ltd. as the acquisition primarily related to ongoing software development projects. The Company expects significant research and development expenses to continue in the future in connection with enhancements to the Company's FHMA(TM) system, development of a portable subscriber unit, and development of international digital wireless systems.

     The Company is beginning to offer wireless service over its proprietary network in many markets in the United States and accordingly continues to establish its marketing, engineering, operations and administrative staff and systems. Marketing expenses increased by approximately $1.7 million or 40% due to this marketing effort and increases in staff needed to execute the roll-out of the U.S. wireless network. General and administrative expense increased $2.8 million or 80% due to an increase in U.S. Network administrative staff to support the U.S. Network and growth in international business development activities.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

     The Company's equity in losses of less than 50% owned entities for the quarter ended September 30, 1995 relate to the Company's investments in the PBG German network and for the Company's Korean Joint Ventures. The comparable loss for the quarter ended September 30, 1996 is attributable to the Company's Korean Joint Ventures. In July 1995 and December 1995, the Company acquired the remaining shares of the DBF and PBG German networks, respectively, and began consolidating these subsidiaries. These networks have only recently begun operations and subscriber revenues do not cover operating expenses. It is expected that these networks will continue to generate losses in the near future. The number of subscribers on these networks as of September 30, 1996 was approximately 15,000. As discussed above, the Company has entered into a letter of intent to merge these networks with RWE's network.

     As discussed above, he Company's Korean Joint Ventures are in the process of establishing a digital network in Korea. It is expected that these entities will continue to generate substantial losses in the near future.

     Wireless activities generated a loss before interest, taxes, amortization and depreciation of $20.3 million for the quarter ended September 30, 1996 compared to $9.3 million in 1995. This increase is primarily due to costs related to the roll-out of the digital wireless communication system for the U.S. network.

     The tables below set forth certain information with respect to the results of the Company's Wireless Communications activities for the nine months ended September 30, 1996 and 1995. Other International Activities includes the Company's German Networks, international business development activities, and its ownership interest in its Korean Joint Ventures. Geotek Technologies, Inc. includes Geotek Technologies Israel, Ltd., formerly PowerSpectrum Technology and GMSI, Inc.

                  For the Nine Months Ended September 30, 1996
                             (Dollars in Thousands)

                                                                             Other Int'l       Geotek
                                                 U.S. Network       NB3      Activities     Technologies     Total
                                               ----------------------------------------------------------------------
           Revenues                              $    370        $20,534      $ 3,046         $ 5,932       $29,882
           Gross profit                           (12,750)        13,891          309           1,250         2,700
               % of revenues                                          68%          10%             21%            9%
           Research and Development                                                            23,536        23,536
           Marketing                               11,648          4,054          511           1,004        17,217
           General and Administrative               6,167          2,741        4,966           2,059        15,933
           Equity in loss of less than
               50% owned entities                                               1,029                         1,029
           Other income                              (765)                        (84)                         (849)
           (Loss) income before interest,
               taxes, amortization & depr.        (29,671)         7,096       (6,113)        (25,349)      (54,166)
           Amortization and depreciation            3,794          3,791        2,536           1,364        11,485
           (Loss) income before interest
               and taxes                          (33,594)         3,305       (8,649)        (26,713)      (65,651)
           Net (loss) income                     ($33,306)       $   856      ($9,056)       ($26,633)     ($67,139)
           Subscribers, end of period               1,100         62,300       15,000                        78,400

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

                  For the Nine Months Ended September 30, 1995
                             (Dollars in Thousands)

                                                                             Other Int'l      Geotek
                                                U.S. Network        NB3      Activities    Technologies     Total
                                               ----------------------------------------------------------------------
           Revenues                              $  1,683         $18,334     $   300        $  3,038      $ 23,355
           Gross profit                              (990)         11,273        (469)            833        10,647
               % of revenues                         (59%)             61%       (156%)            27%           46%
           Research and Development                                                            16,253        16,253
           Marketing                                5,860           3,766                         813        10,439
           General and Administrative               7,460           2,425         356           1,296        11,537
           Equity in loss of less than
               50% owned entities                                               3,703                         3,703
           Other income                            (1,401)            (89)                                   (1,490)
           (Loss) income before interest,
               taxes, amortization & depr.        (12,909)          5,171      (4,528)        (17,529)      (29,795)
           Amortization and depreciation            1,671           3,088       1,189             405         6,353
           (Loss) income before interest
               and taxes                          (14,580)          2,083      (5,717)        (17,934)      (36,148)
           Net (loss) income                     ($14,278)        $ 1,867     ($5,754)       ($18,164)     ($36,329)
           Subscribers, end of period                              54,700       9,500                        64,200

     Revenues from wireless communications increased by $6.5 million or 28% for the nine months ended September 30, 1996. This increase is primarily due to the inclusion of the German networks on a consolidated basis in 1996, the increase in the number of subscribers using the NB3 network as well as, an increase in GMSI, Inc.'s revenue due to its contract related to the Singapore taxi fleet. Average monthly revenue per subscriber on the NB3 network remained constant. Gross profit as a percent of revenues, for NB3, increased as costs are primarily fixed thus, allowing subscriber growth to increase the gross profit percentage. Negative gross profit for the U.S. Network is a result of direct costs related to the roll-out which are currently not covered by revenue. In 1995, the U.S. Network included the results of the Company's MetroNet subsidiary. In November 1995, the assets of MetroNet, primarily 800 MHZ licenses, were exchanged for 900 MHZ licenses.

     Research and development expenses (net of government grants of $0.3 million and $2.6 million in 1996 and 1995, respectively) related to the digital wireless system and subscriber unit were $23.5 million for the nine months ended September 30, 1996 compared to $16.2 million for the same period of 1995. The 1995 expenses included approximately $2.0 million for shares issued in connection with a research and development project. The increase in the 1996 expense is primarily attributable to costs related to the development of the U.S. Network's commercial subscriber unit and enhancements to the U.S. Network's FHMA(TM) system, including system software. In addition, the Company expensed the $1.9 million excess of the consideration paid over the fair value of the net assets received in the purchase of MIS Information Systems Holdings Ltd. as the acquisition primarily related to ongoing software development projects.

     Marketing expenses increased by approximately $6.8 million or 65% due to the marketing effort and increase in staff needed to execute the roll-out of the U.S. wireless network. General and administrative expense increased due to an increase in administrative staff to support the U.S. Network and the Company's international business development activities.

     The Company's equity in losses of less than 50% owned entities for the nine months ended September 30, 1995 is attributable to the Company's investment in the PBG and DBF German networks and the Company's Korean Joint Ventures. The comparable loss for 1996 is attributable to the Company's Korean Joint Ventures. In July 1995 and December 1995, the Company acquired the remaining shares of the DBF and PBG German networks, respectively, and began consolidating these subsidiaries.

     Wireless activities generated a loss before interest, taxes, amortization and depreciation of $54.2 million for the nine months ended September 30, 1996 compared to $29.8 million in 1995. This increase is primarily due to costs related to the commencement of the roll-out of the digital wireless communication system for the U.S. Network and the inclusion of the German networks on a consolidated basis in 1996.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued Communications Products Activities

     The table below sets forth certain information with respect to the results of operations of Bogen Communications International ("BCI"), as consolidated by the Company, for the three months and nine months ended September 30, 1996 and 1995.

                                                                             (Dollars in Thousands)
                                                              Three Months Ended              Nine Months Ended
                                                                 September 30                    September 30
                                                              1996           1995            1996            1995
                                                              ----           ----            ----            ----
        Revenues                                            $12,388       $ 11,689         $34,078        $ 34,150
        Gross profit                                          5,858          4,428          15,450          14,251
            % of revenue                                         47%            38%             45%             42%
        Research and Development                                808            492           2,150           1,593
        Marketing                                             2,393          2,678           6,586           7,447
        General and Administration                            1,104          2,543           3,029           4,253
        Other expenses                                                           5
        Income (loss) before interest, tax, minority
            interest, amortization & depreciation             1,553         (1,290)          3,685             958
        Amortization & depreciation                             400            259             975           1,019
        Interest expense, tax & minority interest               361            692           1,294           2,044
        Net income (loss)                                      $792       $ (2,241)        $ 1,416         ($2,105)


     Revenues from communications products activities increased by $0.7 million, or 6% to $12.4 million for the quarter ended September 30, 1996 and were relatively constant year to date. The increase in third quarter sales is primarily due to a $1.2 million increase in the core product line offset by a decrease in the office automation ("OAS") product line sales of $0.5 million, which product line was phased out beginning December 1995. The year to date increase in BCI's core product sales of $2.2 million was offset by the decrease in year to date OAS product line sales.

     Gross profit as a percentage of revenues increased from 38% to 47% in the third quarter of 1996 compared to the same period in 1995 and from 42% to 45% year to date. The increase resulted primarily from the decrease in sales of OAS products which have lower profit margins than BCI's core products.

     The decrease in marketing expenses for the three and nine months ended September 30, 1996 compared to the same periods of 1995 is due to the reduction of marketing and payroll expenses related to the OAS product line.

     General and administration expense for the three and nine months ended September 30, 1995 contained costs related to the Company's sale of Bogen Communications and Speech Design subsidiaries to BCI.

Corporate Group

     The Corporate Group generated losses before net interest expense, amortization, depreciation, and other charges of $2.1 million and $6.8 million for the third quarter and year to date 1996 compared to losses of $1.7 million and $1.8 million for the same periods in 1995. These increases are primarily due to approximately $4.8 million of expenses associated with the Company's investing and financing activities as well as the expansion of the Corporate headquarters which began during the third Quarter of 1995. Revenues from corporate group subsidiaries were $1.6 million and $3.9 million for the third quarter and year to date 1996, respectively compared to revenues of $1.0 million and $2.9 million for the same periods in 1995.

Liquidity and Capital Resources

     The Company requires significant capital to implement its wireless communications strategy. In order to effect its strategy, the Company increased its debt borrowing and entered into a series of transactions, including the sale of convertible notes and convertible preferred stock during the nine months ended September 30, 1996. At September 30, 1996, the Company had $78.3 million of cash and cash equivalents as well as $64.5 million available under line of credit facilities of which $24.5 million was drawn down in October 1996.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

     The Company's short term cash needs are attributable primarily to capital expenditures, marketing expenses and research and development costs associated with the implementation and deployment of its digital FHMA(TM) networks. One of the advantages of the Company's FHMA(TM) system is its modularity, which allows the Company to execute a flexible roll-out plan requiring a relatively low investment in infrastructure in a given geographical area (compared to other wireless communications systems) in order to provide initial commercial service. Additionally, the Company is rolling out its U.S. Network market by market and is targeting customers which require primarily local or regional coverage. Management believes that this modularity and its local deployment provides the Company flexibility in controlling its resources by accelerating or slowing down the rate at which the U.S. Network is rolled out in various markets without materially impacting the business results, or cash flow of its then operating city or regional networks.

     The Company estimates that a minimum average investment of approximately $7 million is required to roll-out its U.S. network in an average target market. Additional expenditures will be required later in a given market if and when increased subscriber capacity or coverage is needed. In addition, the Company estimates that it will continue its present level of research and development expenses during the next 12 months in connection primarily with enhancements to the system and other related projects.

     The Company is planning to raise capital during the next 12 months to continue financing its current operating plan. The Company's long term capital needs relate to the planned roll-out of the U.S. Network in over 35 cities, the repayment of convertible debt and redeemable preferred stock (if such are not converted into equity), the repayment of the Company's vendor credit and Senior Secured Discount Notes due 2005, the financing of international digital wireless networks, and the acquisition of businesses in the field of telecommunications and of spectrum in the United States and internationally. The Company is currently pursuing various alternatives for raising capital including issuance of equity and debt securities, as well as a combination thereof and other sources. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms, or at all. The failure to obtain such financing will cause the Company to significantly alter its U.S. Network rollout plan and financing its international digital wireless networks.

     The following discussion of liquidity and capital resources, among other things, compares the Company's financial and cash position as of September 30, 1996, to the Company's financial and cash position as of December 31, 1995.

     During the first nine months of 1996, cash and cash equivalents increased by $16.8 million to $78.3 million, while working capital increased by $6.1 million to $75.3 million as of September 30, 1996.

Operating Activities

     Cash utilized in connection with operating activities, net of the effect of the changes in operating assets and liabilities of $12.4 million, for the nine months ended September 30, 1996, amounted to $56.0 million. The change in operating assets and liabilities primarily relate to the purchase of and advances made to suppliers for subscriber unit inventory for the Company's U.S. Network.

Investing Activities

     Cash outflows from investing activities, exclusive of decrease in temporary investments of $7.9 million and the decrease in restricted cash of $29.8 million, were $72.8 million. The Company expended $34.0 million to acquire equipment during the first three quarters of 1996.

     During the nine months ended September 30, 1996, the Company expended $29.7 million for spectrum licenses. In July 1996, through the Federal Communication Commission's (the "FCC") 900 MHZ Spectrum auctions, the Company purchased 181 10-channel blocks in 42 regional service areas known as Major Trading Areas at an aggregate cost of approximately $30.9 million. At December 31, 1995, the Company had $8.0 million on deposit with the FCC. The remainder was paid in 1996 with existing cash resources.

     In July 1996, the Company contributed approximately $9.6 million to Anam Telecom on account of the Company's portion of the initial capitalization of Anam Telecom.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

     In August 1996, the Company purchased the remaining 50% ownership interest in software developer M.I.S. Information Systems Ltd. ("MIS") effective July 1, 1996. MIS was formed in 1994 as a 50/50 joint venture between the Company and Decision Systems Israel Ltd. The remaining 50% interest was acquired for a $2 million promissory note which bears interest at 8.25% per annum and is due July 1, 1998. The Company attributed the excess of consideration paid over the fair value of net the assets acquired, approximately $1.9 million, to an incomplete research and development project and expensed at the time of the purchase as the acquisition primarily related to ongoing software development projects.

Financing Activities

     In March 1996, the Company issued $75.0 million aggregate principal amount of Senior Subordinated Convertible Notes due 2001 ("Convertible Notes"). Each Convertible Note is in the principal amount of $1,000, and beginning on March 5, 1997 may be converted by the holders into shares of the Company's common stock, par value $.01, at a conversion price equal to $9.50 per share. Cash interest on the Convertible Notes accrues at a rate of 12% per annum and is payable semi-annually on each February 15 and August 15 commencing August 15, 1996. The Convertible Notes are unsecured senior subordinated obligations of the Company. The Convertible Notes can be converted at the option of the Company after 18 months if the closing price of the Company's common stock for 20 of the 30 trading days and for the five trading days before conversion is at least $15.20 per share.

     In April, 1996, the Company and S-C Rig Investments - III, L.P. ("S-C Rig"), a significant stockholder of the Company, which is affiliated with George Soros, entered into an agreement whereby S-C Rig made a $40.0 million unsecured credit facility the ("S-C Rig Credit Facility") available to the Company beginning June 1996. Under the terms of the S-C Rig Credit Facility, all borrowings are required to be made prior to April 5, 1998. All borrowings under the S-C Rig Credit Facility will accrue interest at a rate of 10% per annum and will mature four years from the date of the final borrowing thereunder. The Company will be obligated to pay S-C Rig a fee equal to 3% of each borrowing under the credit facility at the time of such borrowing. Borrowings under the S-C Rig Credit Facility will constitute senior indebtedness of the Company. At September 30, 1996, there were no outstanding loans under the S-C Rig Credit Facility.

     In connection with the establishment of the S-C Rig Credit Facility, the Company issued to S-C Rig a five-year warrant to purchase approximately 4.2 million shares of Common Stock at an exercise price of $9.50 per share (subject to adjustment in certain circumstances). This warrant is exercisable at any time.

     In June 1996, the Company sold 55,000 shares of Series N Cumulative Convertible Preferred Stock ("Series N Stock") at an aggregate purchase price of $55 million, to entities affiliated with the Charles R. Bronfman Family Trust, the Kolber Trust, the Renaissance Fund, and certain existing shareholders of the Company. The Series N Stock pays dividends in Common Stock at a rate of 10% per annum. Additionally, the Series N Stock is immediately convertible into shares of the Company's Common Stock at $11.00 per share. In connection with this transaction, the Company issued five year warrants to purchase approximately
1.65 million shares of the Company's Common Stock at $11.00 per share. In addition, the Company incurred financing fees equal to 3% of the aggregate purchase price and has recorded this amount as a reduction to the net proceeds of the issuance.

     In September 1996, the Company through its wholly-owned subsidiary, Geotek Financing Corporation ("GFC"), entered into a series of agreements with Hughes Network Systems, Inc. ("HNS") under which HNS agreed to manufacture at least 50% of certain components utilized by the Company in its 900 MHZ infrastructure equipment and to provide the Company with up to $100 million in vendor credit financing, subject to the satisfaction of certain conditions. Under the terms of the vendor credit financing agreement, the Company will finance 90% of its purchases of infrastructure related equipment from HNS until June 1999. All borrowings made under the agreement bear interest, payable quarterly, at a rate of 11% per annum until December 1999. Beginning December 1999, principal and interest are to be repaid semi-annually in equal installments over a five year period.

     In connection with the above agreement, the Company issued HNS seven year Warrants to purchase 2,500,000 shares of the Company's common stock. The warrants allow HNS to purchase 1,000,000 shares at $8.625 Per share, 1,000,000 shares at $10.78 per share, and 500,000 shares at $12.94 per share. These warrants are exercisable at any time after September 27, 1997. The warrants, which have been valued at approximately $8.7 million, were recorded as other assets and are being amortized over a the life of the facility and debt payback period.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Continued

     In October 1996, the Company borrowed $24.5 million under the Company's line of credit agreement with HNS. Under the terms of the agreement, the two year loan bears interest at 12%, payable semi annually and is convertible by the holder at 90% of the average sale price of the Company's common stock for the 10 days preceding conversion or the maximum conversion price of $9.75.

     The Company paid cash dividends totaling approximately $3.8 million on its outstanding preferred stocks during the first three quarters of 1996. Proceeds from the exercise of warrants and options totaled approximately $2.6 million in the first three quarters of 1996.

     The Company anticipates that it will need approximately $250 million of additional financing to implement its U.S. Network in all of its target markets. Although the Company believes that the marcrocellular architecture of its FHMA(TM) network will permit the Company to control its cash expenditures to a limited extent by focusing its activities in certain markets while reducing or delaying its activities in other markets, the failure by the Company to obtain necessary financing on a timely basis may prevent the Company from expanding coverage, adding subscribers or offering additional services in some or all of its U.S. markets and forego certain international opportunities.

     The Company's need for additional financing will increase if the Company experiences delays in the commercial implementation of its U.S. Network (which have occurred in the past), cost overruns or unanticipated cash needs. The Company also expects to need substantial additional financing to fund its international operations and opportunities.

     The Company is considering a number of alternatives to raise additional financing including, but not limited to, public or private equity or debt financing, bank loans, strategic partners, joint ventures, vendor financing, leasing arrangements or a combination of these sources. The documents governing the Company's outstanding indebtedness impose certain significant operating and financial restrictions on the Company, which limit, among other things, the Company's ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, and engage in mergers and acquisitions. There can be no assurance that the Company will be able to obtain additional financing on a timely basis or on acceptable terms.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:  10 - Amended and Restated Borrower Pledge Agreement,
                              dated September 27, 1996, by and among Geotek Financing Corporation, Geotek Communications, Inc. and Hughes Network Systems, Inc.

                         12 - Computation of Ratio of Earnings to Fixed Charges

          (b) Reports on Form 8-K

          The following reports on Form 8-K were filed by the Company during the second quarter of 1996.

          (I) Current report on Form 8-K filed August 29, 1996 reporting the extension to the date in which Vanguard Cellular Systems, Inc. ("Vanguard") and Toronto Dominion Investment, Inc. ("TDI") may exercise their respective Series A Options from September 1, 1996 until September 16, 1996.

          (II) Current report on Form 8-K filed September 17, 1996 reporting the expiration of the Series A Options granted to Vanguard Cellular Systems, Inc. ("Vanguard") and the termination of the Series A Options granted to Toronto Dominion Investments, Inc. ("TDI"). In addition, the management consulting agreement between the Company and Vanguard was terminated as a result of the options expiring.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOTEK COMMUNICATIONS, INC.



    Date: November 14, 1996                 /s/ Michael R. Mc Coy
                                           ----------------------
                                            Michael R. Mc Coy
                                            Sr. Vice President and
                                            Chief Financial Officer

    Date: November 14, 1996                 /s/ Michael H. Carus
                                           ---------------------
                                            Michael H. Carus
                                            Chief Accounting Officer and
                                            Corporate Controller