Form 10-K
period 1996-12-31
GEOTEK COMMUNICATIONS INC
filed 1997-03-31
CIK 844843

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to  ________________

                         Commission file number 0-17581

                           GEOTEK COMMUNICATIONS, INC.
               -------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         Delaware                                      22-2358635
 ------------------------                 ------------------------------------
 (State of Incorporation)                 (I.R.S. Employer Identification No.)


  102 Chestnut Ridge Road, Montvale, New Jersey                      07645
  ---------------------------------------------                    ----------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]. NO [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. [X]

     Based on the average price bid for the Registrant's Common Stock as of March 24, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of such date was approximately $280,303,000.

     As of March 24, 1997, the number of outstanding shares of the Registrant's Common Stock was approximately 60,132,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates by reference information from the Registrant's Proxy Statement to be filed in connection with its 1996 Annual Meeting of Stockholders.

================================================================================

                           GEOTEK COMMUNICATIONS, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I
    Item 1.  BUSINESS ........................................................ 2

    Item 2.  PROPERTIES.......................................................20
    Item 3.  LEGAL PROCEEDINGS................................................21
    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............22
    Item A.  EXECUTIVE OFFICERS...............................................23

                                     PART II

    Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS....................................25
    Item 6.  SELECTED FINANCIAL DATA..........................................26
    Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................27
    Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................40
    Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................41

                                    PART III

    ITEMS 10, 11, 12 AND 13 (EXCEPT FOR THE INFORMATION REGARDING EXECUTIVE OFFICERS CALLED FOR BY ITEM 10, WHICH IS INCLUDED IN PART I HEREOF AS ITEM A) ARE INCORPORATED BY REFERENCE FROM THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR ITS 1996 ANNUAL MEETING OF STOCKHOLDERS.

                                     PART IV

    Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K.....................................................41

              CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    This report contains certain "forward-looking" statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all of such forward-looking statements. Examples of forward-looking statements contained herein include the Company's projections with respect to:
(a) the commercial implementation of its U.S. Network and the timing of the roll-out of its U.S. Network; (b) the procurement of radio spectrum and transmission sites; (c ) the Company's future financial results, capital needs and sources of financing; (d) the Company's propects in foreign countries; and
(e) the effect of certain legislation and governmental regulations on the Company. The Company's ability to predict any such projected results or to predict the effect of any legislation or other pending events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the specific factors discussed with such forward-looking statements as such factors in some cases have affected, and in the future (together with other factors) could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

                                     PART I

Item 1. BUSINESS

Overview of the Company

    Geotek Communications, Inc. (the "Company") is an international provider of wireless communications systems and services. In the United States, the Company currently offers its competitively priced, high quality integrated digital voice and data wireless communications services to small and medium size businesses with a mobile workforce, in Baltimore, Boston, Dallas, Miami, New York, Orlando, Philadelphia and Washington, D.C. The Company intends to expand its digital voice and data wireless communications network services to an additional 39 cities throughout the United States by the end of 1999. In the United Kingdom, the Company operates an analog network and has been awarded a national digital license. In Germany, the Company owns a 50% interest in an entity which operates analog networks and has been awarded digital licenses. In Korea, the Company owns a significant equity interest in an entity that has been awarded a digital license and will sell its proprietary wireless infrastructure equipment to this entity and other Korean entities. The Company owns a digital license, on a contingent basis, in Canada, whereby the Company expects to provide its FHMA(R) infrastructure equipment. The Company also develops, produces and sells telephone and telecommunications peripherals and sound and communications equipment through its two-thirds ownership of Bogen Communications International, Inc. and its subsidiaries. The Company is incorporated under the laws of the State of Delaware. Its principal executive offices are located at 102 Chestnut Ridge Road, Montvale, NJ 07645 and its telephone number is (201) 930-9305.

U.S. Wireless Network

     The Company is targeting its services to small-to-medium-sized business users in up to 47 of the largest metropolitan markets throughout the United States. The Company has developed an integrated digital voice and data wireless communications network where services are currently available in an integrated package and through a single subscriber unit operated by each mobile user. The Company believes that its ability to offer a wide variety of digital voice and data communications services through a single subscriber unit designed specifically for mobile business users with one monthly service fee will differentiate it from other wireless providers. Digital wireless subscribers will be able to select the combination of those communications services that meet their specific needs. The Company also plans for its digital wireless network to offer services that will enable businesses to quickly and easily custom configure their mobile workforce into discrete units, allowing members in each unit to communicate among themselves in a private network, and to select specific voice and data communications services for each unit. The Company also offers prepackaged software designed to meet the specific needs of the users.

    Additionally, the Company's wireless data system used to provide data services to customers is based on IP (Internet Protocol) technology, the same protocols used by the Internet. The use of this industry standard protocol facilitates the development of applications that will function with the Company's digital wireless system. Applications developed for other existing and emerging wireless systems also based on wireless IP can readily function on the Company's system with little or no modifications to the original program.

Current Services

Mobile Telephony. The Company offers standard, cellular-like telephony service, which includes key telephone features such as speed dialing, last number redial, history of previously dialed numbers and dual tone multi-frequency capabilities during active telephone calls. This service is designed specifically for mobile fleets and enables the business owner to control telephony use by its drivers.

Group Dispatch. The Company offers traditional two-way communication voice dispatch services which allow customers to communicate with a group of mobile users within a subfleet or with the entire fleet.

Automatic Vehicle Location. This service allows the Company's customers to locate, on a personal computer with PC dispatch, their fleet vehicles at any time. The system utilizes detailed electronic maps and global satellite positioning receivers to plot the location of vehicles, and is accurate to within 100 yards. The Company believes that automatic vehicle location improves fleet efficiency by enabling managers to monitor vehicle progress, assign jobs and allocate resources.

Mobile Messaging. Mobile messaging is a sophisticated two-way program that allows business users, through a personal computer with PC dispatch, to send and receive full size messages to and from mobile workers. To confirm receipt of the messages, the worker can easily respond to such messages by choosing from a list of responses. Other features include the ability to send standard messages to mobile workers, store messages in memory for recall at any time, resend unreceived messages automatically until they are received, and time and date stamp messages for an accurate communications history.

Mobile Manifest. This service includes Windows-based software that enables dispatchers, utilizing a standard personal computer, to organize mobile workers' daily schedules, assign jobs, track fleet progress and identify problems at any time during the day. Drivers benefit from receiving detailed job instructions which can include contact name, directions, and special instructions. The Company believes this service will enable businesses to better allocate their resources and improve productivity.

Voice Manager. Voice manager is a Windows-based software which allows the user to communicate instantly with fleet vehicles individually or in groups, receive incoming dispatches and information, and keep track of communications. Voice manager logs all incoming and outgoing voice communications and generates reports that allow the user to track usage and voice communication.

Software Development Kit: The Software Development Kit (SDK) provides third party developers with the information and tools needed to quickly adapt their software to the Company's system.

Planned Services

     The Company is developing additional mobile voice and data services and expects to continue to devote significant resources towards the development of new services and the enhancement of existing services. Services that the Company expects to offer during 1997 or thereafter include the following:

One-to-One Voice Dispatch. One-to-One Voice Dispatch will permit private one-to-one, half duplex conversations between a fleet dispatcher and a mobile user, or between two mobile users in a fleet, over a virtual private network. This service will permit dispatch conversations between individuals without disturbing the entire fleet.

Point of Sale Authorization. Point of Sale Authorization will allow the mobile user to receive immediate authorization for credit card sales through the Company's mobile workstation.

Private Telephony. Private Telephony will permit private one-to-one, full duplex conversations between a fleet dispatcher and a mobile user, or between two mobile users in a fleet, over a virtual private network. This service will permit full two-way conversations either through the handset of the subscriber unit or in a hands-free mode, without the push-to-talk limitations imposed by traditional dispatch equipment.

Advanced Fleet Management. Advanced fleet management will permit businesses to configure their mobile workforce into a number or combination of subfleets. The service will permit private communications between any number of subscribers in a subfleet and will allow a subscriber to belong to multiple subfleets. It will also permit a business to provide different subfleets with different communications capabilities, depending on the particular needs of the subfleet. For example, delivery personnel may be provided only with the ability to receive short data messages and to acknowledge that a delivery has been completed, while sales and management personnel may be provided advanced telephony services and access to the Company's central computer system and to public communications networks. Businesses will be able to establish and modify subfleet configurations and subfleet service capabilities from their corporate headquarters through software to be provided by the Company.

Ready-to-Run Software Applications. The Company believes that certain businesses require specific software applications in order to utilize wireless communications capabilities effectively. Such applications may include the ability to transmit customer orders to the home office or to verify inventory status or obtain credit card authorization from the field. The Company intends to develop new ready-to-run, applications-based software programs for a variety of industries that interface with the Company's integrated voice and data communications systems. The Company, through GMSI, Inc. (a 76% owned subsidiary), intends to design customized software for large fleet applications if such services are requested.

Other Services. Because the Company's current marketing strategy emphasizes its recently developed data capabilities, the Company will seek to further distinguish itself in this area by enhancing its current data offerings and by developing additional complementary service offerings.

The Company's current and proposed digital wireless services involve a complex integration of sophisticated voice and data applications that utilize newly-developed hardware and specialized software products. The implementation of the U.S. digital wireless network has raised a number of technical challenges, and the Company anticipates that additional technical challenges may arise from time to time as the Company continues to make hardware and software modifications and adds subscribers to the network. The initial introduction of the U.S. digital wireless network was limited to voice services. Commencing in October 1996, the Company added certain data services and plans to add additional data services in 1997. The integration of voice and data services has presented various technical issues, primarily involving software, which have adversely affected performance of the U.S. wireless system and delayed the scheduled implementation of the U.S. network in new markets and the loading of subscribers in the Company's existing markets. The introduction of additional services is expected to require further hardware and software modifications in order to integrate such services with the existing digital wireless services, which may present new technical issues. There can be no assurance that the Company will be able to develop or modify hardware or software to integrate successfully the planned voice and data applications, or to resolve other technical difficulties that may arise, on a timely or cost effective basis. The inability to resolve such problems could result in further delays in the implementation of the U.S. Network and adversely affect the Company's ability to add subscribers.

The U.S. Network Roll-out

     As of December 31, 1996, the Company offered commercial services to 1,600 subscribers in Baltimore, Boston, Dallas, Miami, New York, Orlando, Philadelphia and Washington, D.C. The Company initially planned to complete the roll-out of its U.S. Network by the end of 1997 due in part to requirements imposed by the Federal Communications Commission ("FCC"). In connection with the Company's acquisition of Major Trading Area ("MTA") licenses in the recent FCC auctions, the Company will be permitted additional time to complete the roll-out of its U.S. Network. In order to better focus its financial and managerial resources, the Company has revised its roll-out schedule and currently expects to roll-out networks in additional U.S. cities in accordance with the following schedule:

  1996                    1997                1998              1999
  ----                    ----                ----              ----
  Baltimore*              Atlanta             El Paso           Birmingham
  Boston*                 Chicago+            Hartford          Buffalo
  Dallas*                 Cincinnati          St. Louis         Charlotte
  Miami*                  Denver                                Columbus
  New York*               Detroit                               Greensboro
  Orlando*                Houston+                              Kansas City
  Philadelphia*           Indianapolis                          Knoxville
  Washington, D.C.*       Jacksonville                          Little Rock
                          Milwaukee                             Louisville
                          Minneapolis                           Memphis
                          New Orleans                           Nashville
                          Phoenix+                              Norfolk
                          Pittsburgh                            Oklahoma City
                          Portland                              Richmond
                          San Antonio+                          Rochester
                          San Francisco+                        Salt Lake City
                          Seattle                               Spokane
                          Tampa+                                Tulsa
----------------
*  Operating Commercially
+  Build-Out in Progress

Markets are listed in alphabetical order and not in the order that services are expected to be initiated.

The Company may revise the current schedule based on the availability of financial resources, the availability of infrastructure equipment and the ability to secure and build out sites in a timely manner and the Company's success in its existing commercial markets.

The key stages to the network roll-out

Propagation. Propagation analysis involves the identification, through software programs and engineering analyses, of the optimal areas in a target market for the placement of the base station and remote sites. The Company has remote sites. The Company has markets.

Procurement of Site Leases and Permits. The Company must procure leases and permits for the sites at which the digital wireless infrastructure base stations and remote sites are to be located. The Company has engaged multiple site leasing organizations to assist the Company in identifying potential site leases, negotiating leases and acquiring required local approvals. The acquisition of leases and required permits is typically a two-to-six-month process, although delays may occur from time to time. To date, the Company has entered into leases and received the necessary permits to install and operate its base stations in 14 of its target markets and is in the process of identifying sites in 5 additional markets. As the Company increases its coverage area in each of its target markets (including the markets where it currently provides service), it will need to procure additional site leases.

Build-out. Preparation of each base station, which includes ventilation and air conditioning, grounding and equipment installation, testing and optimization, averages ten to twelve weeks. The Company has entered into an agreement with IBM to manage the preparation and construction of each of its base stations and remote sites. The Company has completed the initial build-out of its U. S. wireless network in 8 markets and is currently building out 6 additional markets, including Chicago, Phoenix, Houston, Tampa, San Antonio and San Francisco. As the Company adds subscribers and increases its coverage area in markets, it may be required to increase the number of remote sites in such market.

Spectrum Acquisition. The Company controls 900 MHz frequencies with approximately 2,170 channels in its U.S. target markets. These channels will be sufficient to initiate digital wireless services in all of the Company's target markets. The Company recently acquired MTA licenses in many of its target markets through the recently completed FCC auctions.

     There are only a limited number of existing communications towers capable of providing the Company with sufficient coverage for its radio transmissions and supporting its transmission equipment. If the Company cannot obtain leases for existing towers, it may be required to purchase sites, obtain necessary permits and build such towers, which could take up to one year for each tower. If the Company is required to build new towers, the implementation of the Company's U.S. wireless network in one or more of its target U.S. markets could be delayed.

     Furthermore, each of the Company's United States target markets could present unique technical issues due to differences in geography and topography. These factors have caused technical issues in certain of the Company's existing markets (including the New York City metropolitan area) and could adversely affect the introduction of services in other markets. Technical difficulties in the operation and performance of the U.S. wireless network also may be experienced as additional subscribers are added in a particular market or as the coverage area in any market is increased. There can be no assurance that the Company will be able to develop or modify hardware or software to integrate successfully the planned voice and data applications, or to resolve other technical difficulties that may arise, on a timely or cost-effective basis. The inability to resolve such problems could result in further delays in the implementation of the U.S. Network and adversely affect the Company's ability to add subscribers.

     Furthermore, the implementation of the U.S. wireless network in all of the Company's target markets will require substantial additional funding. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Configuration of the Geotek Network Service Area

     The Company's digital wireless network employs a macrocellular architecture consisting of a relatively small number of high power transmission with a transmitter capable of covering an area of approximately 25 miles in diameter. The macrocells are configured to form a digital wireless network in a given market. A base station containing the central computer system and switching equipment is located at or near one of the transmission sites in each market. Areas of high use or poor transmission quality are served by a simple antenna relay and related equipment that improves signal quality to that area. The system's use of a relatively small number of high power sites and its ability to reuse frequencies enables the Company to divide each cell coverage area into several sectors. In contrast, many other wireless service providers, including conventional cellular system and enhanced specialized mobile radio ("ESMR") operators, are required to build multiple overlapping "cells," sometimes dozens in a market, each with its own low power transmission station. The Company believes its use of a relatively small number of high power transmission sites enables it to reduce the infrastructure cost required to service a market relative to the multicell approach employed by other wireless service providers. The Company also believes that its system design allows it to initiate service in a given market at a lower cost and achieve profitability with fewer subscribers than other digital wireless communications providers. Further, the Company's ability to reuse frequencies enables it to increase, at a relatively low cost, the capacity of its networks, as such capacity is needed by further dividing a coverage area into sectors or adding additional sites. The Company also believes that its networks will be less expensive to operate than other multicell systems because, among other things, the networks require less equipment, which results in lower costs for transmission lines and site leases.

Need for Additional Spectrum

     The Company will require additional spectrum to add capacity and enhanced services in certain of its existing markets as well as its planned markets in the U.S. Accordingly, the Company has entered into certain agreements that entitle the Company to acquire additional spectrum, subject to receipt of regulatory approval. Although the Company believes that such approval will be received prior to its expected introduction of services in each such market, there can be no assurance that such approvals will be received on a timely basis, if at all. The failure by the Company to obtain any such approvals could delay the introduction of services in a particular market or limit the Company's ability to add subscribers or provide certain services in such market. The Company may eventually need additional spectrum, beyond what it is already under agreement to acquire. It is possible, because spectrum is a finite resource, that the Company may be limited in the future in the spectrum it is able to acquire to suit its growing needs. In such an event, the Company's limited access to spectrum could inhibit the Company's growth and ability to expand its service capacity.

     The Company currently holds 128 licenses that authorize operation in Designated Filing Areas ("DFAs") in U.S. urban markets. In order to acquire sufficient spectrum to initiate service in certain markets and to add additional capacity in other markets, the Company participated in the 1996 auction conducted by the FCC for 900 MHz specialized mobile radio ("SMR") spectrum and acquired 181 10-channel blocks in 42 regional service areas in the U.S. known as MTAs. MTA licenses authorize an expanded coverage area with non-site specific licensing and extended construction periods. Where MTA licenses overlap channels and coverage area with a DFA license, the MTA licensee must insure non-interference to the DFA licensee. Where the MTA licensee itself holds the overlapped DFA license, the DFA license may be canceled or subsumed into the MTA license. The combined license is then regulated under MTA rules. Of the Company's 181 MTA licenses, 173 are unencumbered by a DFA, other than those DFA licenses presently held or controlled by the Company. In eight MTAs, however, the frequency block acquired by the Company is encumbered by a third party existing licensee. In these cases, the Company will seek to acquire access to the encumbered spectrum through cooperative or management agreements or may seek to acquire the license from the incumbent licensee. In all but 29 of the Company's 128 DFA licenses, the Company was able to secure surrounding MTA licenses during the auction. These 29 DFA licenses must operate within a third party's MTA service area, although the MTA licensee must afford interference protection to the Company. For all but seven of the 29, the Company: was able to acquire the MTA license from the successful bidder and therefore will remain as the incumbent; sold the license to the MTA licensee; or, "swapped" the license with another licensee. There can be no assurance that the Company will be successful in acquiring desired licenses or gaining access to encumbered spectrum, or that any licenses currently owned or acquired by the Company in the future will be renewed. In addition, for those DFA licenses where the Company does not hold the surrounding MTA license, the company must construct the system no later than June 27, 1997, the date upon which the Company's waiver, granted by the FCC in June 1993 (the "Waiver") which permitted extended construction periods for the Company's DFA licenses, expires. In the event that the Company does not construct these DFA licenses by June 1997, obtain surrounding MTA licenses for any DFA licenses which remain unconstructed at such time, or obtain relief from the Waiver, such unconstructed licenses will be canceled by the FCC, thereby reducing the Company's available spectrum. Currently, any cancellation may hinder the Company's opportunity for commercial roll-out in Charlotte, Nashville and Greensboro. The failure of the Company to obtain or retain sufficient radio spectrum on commercially acceptable terms or to renew existing or future licenses could adversely affect the Company's business.

Technology

     The U.S. digital wireless network is based on the Company's proprietary frequency hopping FHMA(R) system. The FHMA(R) system integrates Time Division Multiple Access (TDMA), a standard digital transmission technique currently utilized by digital cellular systems, with spatial sectorization, frequency hopping, error correction coding and voice multiplexing. The Company believes that the combination of these techniques permits it to very significantly increase the capacity of its radio spectrum over that of traditional analog SMR capacity and improve the quality and security of wireless communications over current analog systems.

     TDMA allows each channel to carry several transmission signals at one time. FHMA(R) system employs "three slot" TDMA, which permits three transmission signals to be carried on each channel. The use of digital technology results in secure communications, an important attribute to many business users. In addition, FHMA(R) system utilizes a technique known as frequency hopping to offer a secure robust signal and to break down a transmission signal into many small components. Each component "hops" from frequency to frequency within a predetermined sequence and different frequency hopping sequence sets are used in adjacent areas to minimize interference. Advanced error correction coding is used to restore transmitted signals in the event of interference. The combination of these techniques allows for the reuse of the same frequencies in adjacent sectors if desirable

     Rafael Armanent Development Authority, a division of the Israeli Ministry of Defense ("Rafael"), is sub-contracted for manufacturing and enhancing the base station and remote sites. The Company procures all other components utilized in connection with its digital wireless system from third parties. A number of these firms are located in Israel, the United Kingdom and the United States. These firms include Digital Voice Systems, Inc. (vocoder), Tadiran
Limited (switches), Orckit Communications Ltd. (system software design) and Analog Devices Inc. (ASIC chip set for the mobile subscriber unit). Mitsubishi Consumer Electronics of America ("MCEA") and Farbell Electronics manufacture large screen vehicle-mounted subscriber units and Hughes Network Systems ("HNS") manufactures small screen vehicle-mounted subscriber units and is developing a portable unit.

     Currently, Rafael is the Company's only manufacturer of base station equipment. In September 1996, the Company and a wholly-owned subsidiary of the Company, Geotek Finance Corporation ("GFC"), entered into an agreement with HNS, pursuant to which HNS agreed to manufacture certain of the components required for the construction of 900 MHz FHMA(R) base station equipment in order to expand the Company's manufacturing supply sources. In addition, HNS is providing up to $100 million of financing (the last $50.0 million of which is subject to the satisfaction by the Company of certain operating criteria) for up to 90% of the purchase price of equipment scheduled for delivery by HNS to the Company prior to June 30, 1999. HNS has not previously manufactured FHMA(R) system equipment and its ability to do so is subject to a number of factors including its ability to successfully coordinate the transformation of the FHMA(R) system manufacturing specifications into full scale production capacity. If HNS is unable to manufacture and deliver equipment in accordance with its agreement with the Company and GFC, the Company would be required to continue to rely on Rafael as its sole manufacturer of base station equipment until such time, if any, as the Company secured an alternative source.

     The Company is dependent upon a relatively small number of manufacturers for its products. Rafael currently is manufacturing the base station equipment for the U.S. wireless network on a schedule that is intended to enable the Company to meet its projected roll-out. Other third parties, including MCEA, HNS, and Farbell currently are manufacturing subscriber units and certain other components of the system hardware for the U.S. wireless network on a schedule to meet anticipated subscriber demand. There can be no assurance that such third parties will deliver such equipment on a timely basis. Although the Company believes that it can obtain all components necessary to build the digital wireless system from other sources, it may encounter delays in the event of a component shortage due to the time needed to identify alternative sources and manufacture substitute components. Failure to obtain hardware components on a timely basis or at satisfactory prices could result in delays or cost overruns in the implementation of the U.S. digital wireless system.

     The Company has an agreement with IBM to manage the construction of the U.S. wireless network base station and remote sector sites. The Company also has engaged, and intends to engage, other third party contractors to manage all or certain aspects of such construction or installation in certain of its U.S. target markets. A failure by IBM or such other contractors to manage properly the preparation and construction of the Company's base station and remote sector sites could delay the implementation of the U.S. wireless network and adversely affect the Company's business.

     The Company anticipates that, in order to meet the needs of its expanding international and equipment sales activities, it will be required to establish and maintain additional manufacturing, distribution and licensing arrangements with other third party providers. The Company is currently exploring various alternatives to meet these needs, however, there can be no assurance that the Company will be able to identify or maintain relationships with such providers.

Hardware

     The basic customer hardware utilized to operate the Company's digital wireless system consists of either two mobile workstations or a PC dispatching station and a mobile workstation. The PC dispatching station is a personal computer, together with specialized software, interface unit (DIU), the radio transceiver, speaker and a microphone.

     The Company offers two types of mobile workstations. The enhanced mobile workstation supports telephony, dispatch and data application, and includes a four-inch screen and prominently displayed keys. For users with a greater need for voice services, the Company offers a small screen unit that is similar in size to a mobile cellular telephone, which offers limited data applications including automatic vehicle location. The Company's workstations are designed to withstand significant vibrations often encountered with extended use in commercial vehicles.

     The Company is developing a full line of accessories for each of its subscriber units, that will allow the use of a standard serial port to permit the attachment of laptop computers, keyboards, printers, magnetic stripe readers, barcode readers, and other intelligent devices.

Marketing and Distribution

     The Company markets its products and services though a network of independent dealers and distribution partners that have existing relationships with a large number of its target customers. The Company utilizes dealers and agents that sell private mobile radio ("PMR"), SMR, ESMR, cellular and paging equipment and services to business users. The Company's strategy is to focus on acquiring and maintaining several dealer relationships within each market. The Company supports its dealers in each local market with Geotek employees that consist of sales account managers in the sales and training area and technical support staff for installation and technical information.

     The Company has initiated marketing activities with selected value added resellers ("VARS") and data equipment providers including IBM. Distributors like VARS and IBM typically sell computing solutions to business customers. Many office based mobile workers are seeking ways to conduct business remotely and the Company believes its suite of wireless solutions can address specific needs. The Company's agreement with IBM provides for the opportunity to present the IBM solutions capabilities as a value added element of the Company's current solutions. For customers seeking to integrate existing legacy office applications with wireless networks, the Company believes that IBM can provide additional value to the customer.

     The Company intends to pursue alliances, relationships, and additional distribution development with additional VARS, data equipment, data services, and data software companies. If consummated, the relationships could provide the Company with access to both distribution capabilities as well as an established customer base. The successful implementation of the Company's wireless networks will depend, in part, on the Company's ability to develop, maintain, and grow relationships with such parties. Delays in the implementation of the wireless networks may adversely affect the Company's relationship with its dealers, VARS, and distribution partners.

International Operations

United Kingdom.

     National Band Three Ltd. ("NB3"), a wholly-owned subsidiary of the Company, is the only national PAMR (SMR equivalent) service provider in the United Kingdom and controls approximately 70% of the domestic market for SMR and data services. As of December 31, 1996, NB3 provided service to approximately 62,600 subscribers.

     NB3 targets its services to business users with mobile distribution or service fleets. NB3's major customers include providers of domestic and commercial maintenance services, haulers and couriers. The Company believes that NB3 will benefit from increased marketing efforts aimed at increasing its utilization by business users. The Company currently is focusing its marketing efforts in the United Kingdom on emphasizing NB3's wide coverage area and voice and data capabilities.

     The NB3 network currently is an analog system that utilizes a series of overlapping cells in conjunction with large switching centers. The NB3 network currently consists of approximately 105 base stations and three switching centers. NB3 will increase the capacity of its analog network ahead of customer requirements and currently has plans to increase the capacity to approximately 75,000 subscribers from the current capacity of approximately 65,000.

    NB3 intends to deploy a digital system to introduce new products expand capacity, increase its target market and to further its competitive position. In June 1996, the United Kingdom Department of Trade and Industry awarded NB3 a license to operate a digital PAMR network in the United Kingdom. Under the terms of the new digital license, NB3 will receive an initial allocation of two MHz of spectrum in the 410-430 MHz band for the construction of a network based on the new Trans European Trunked Radio ("TETRA") standard. The Company has recognized that it will need some additional spectrum in the future to implement a digital network and is discussing this with the regulatory authorities who have indicated that they are prepared to support this requirement. Currently, there are no TETRA systems available for commercial application, but potential vendors have indicated an interest in supplying a TETRA-based system to NB3; however, the Company cannot accurately estimate the availability, quality or costs associated with the implementation of a TETRA-based network. Management is continuing to work with potential vendors and regulatory authorities in the United Kingdom regarding implementation of a digital system. There can be no assurance that the Company will be able to develop and deploy a digital wireless system in the United Kingdom. Additionally the development and deployment of a digital wireless system in the United Kingdom will be subject to some of the same risks attendant to the Company's digital wireless system in the United States.

Germany.

     In November 1996, the Company entered into an agreement with RWE Telliance A.G. ("RWE") to merged their respective German analog mobile radio networks upon the approval of the German regulatory authority. In December 1996, the Company and RWE received regulatory approval. Upon receipt of this regulatory approval, the merger was effective and the Company received a 50% interest in the merged entity, which is named Terrafon. As of December 31, 1996, Terrafon provided wireless service, primarily analog dispatch to approximately 34,000 subscribers in twelve of the fourteen major regions of Germany. Neither of the analog systems operated by the Company or RWE are profitable. The Company expects that the merged entity will seek to implement a digital system to add capacity and products. The licenses awarded to the Company and RWE in Germany operate in the 410 MHz frequency band. These licenses are not limited to a specific technology. It is possible that Terrafon will need to obtain additional frequencies to implement its digital networks. At the time of formation of the joint venture, the Company announced that the joint venture intentions to deploy an FHMA(R) digital network. Subsequent to the formation of the joint venture, Terrafon decided to implement an organized process to evaluate the various alternatives for deploying a digital network. Terrafon expects to issue a request for quotation to leading suppliers of telecommunication equipment including Geotek Technologies, Inc. There can be no assurance that the Company will develop an FHMA(R) system for the German 410 MHz band. Additionally, the development and deployment of a digital wireless system in Germany will be subject to some of the same risks attendant to the Company's digital wireless system in the United States.

Korea.

    In June 1996, the Korean Ministry of Information and Communications awarded, Anam Telecom Company, Ltd. ("Anam Telecom") in which the Company holds a 21% interest, a license to operate a nationwide trunked radio system in Korea. Anam Telecom also includes approximately 53 Korean companies, among them Anam Industrial Company, Ltd., Hyundai Electronics, Korean Mobile Telecom, Ssangyong Corporation and Korea Express. The license covers a geographic area with a population of approximately 45 million people and is based on the implementation of the Company's FHMA(R) system on an 800 MHz frequency band. The Company's FHMA(R) system currently operates in the 900 MHz frequency band. In 1996, the Company started a development of an 800 MHz system. Although the Company believes that it will successfully adapt its FHMA(R) system to the 800 MHz frequency band, such adaptation is subject to a number of contingencies and the manufacture of certain required equipment. Additionally, the deployment of a FHMA(R) system in Korea will be subject to the same risks attendant to the Company's digital wireless system in the United States.

     In 1996, the Company through its subsidiary Geotek Technologies, Inc., entered into contracts to provide Anam Telecom with the Company's proprietary digital wireless infrastructure equipment and customer subscriber units. It is anticipated that the equipment will be deployed in 1997. A test site has been constructed in Korea and implementation of the network is expected to proceed throughout 1997. Geotek Technologies Inc. plans to start delivering infrastructure equipment and terminals to Anam Telecom during the second quarter and fourth quarter of 1997, respectively. Anam Telecom plans to commence commercial operations near the end of 1997.

     In 1996, Geotek signed an equipment license and cooperation agreement with Hyundai Electronics, Inc. ("HEI"), whereby HEI will supply the Company's FHMA(R) related equipment to the Korean market. Subsequently, in 1997, HEI placed an $18 million FHMA(R) infrastructure equipment order with the Company and will in turn supply FHMA(R) system infrastructure and terminals for the Korean Regional Trunked Radio ("RTRS") operators. The Korean Ministry of Information and Communication issued five regional operating licenses in June 1996. The RTRS operators selected FHMA(R) based system as their technology of choice and they are currently in negotiations with HEI to supply the FHMA(R) system equipment. It is expected that the equipment will be supplied and deployed in 1997 for operation before the end of 1997.

Canada.

     In March 1996, Industry Canada, the Canadian agency responsible for spectrum allocation, approved in principle an award of certain 900 MHz frequencies in the provinces of Alberta, British Columbia, Ontario and Quebec to a joint venture consisting of the Company, Cogeco Cable, Inc. ("Cogeco") and Techcom, Inc., a Canadian SMR operator. These entities had entered into a letter of intent to form the joint venture in Canada to launch mobile wireless communications services based on the Company's proprietary FHMA(R) technology. In July 1996, the Company announced that it had been unable to reach a final agreement with Cogeco. In October 1996, Industry Canada granted the Company and its remaining partner, Techcom, Inc., an extension to March 31, 1997 to find a suitable replacement for Cogeco. The Company is actively negotiating with other potential Canadian partners to replace Cogeco so that it can begin deployment of an FHMA(R)-based network and comply with Canadian foreign ownership and regulatory requirements. There can be no assurance that the Company will be able to identify a joint venture partner or, if such a partner is identified, that an agreement can be reached on terms acceptable to the Company. The Company has until March 31, 1997 (absent an additional extension) to identify a Canadian partner and file a site implementation plan with Industry Canada, or else the Company may lose its Canadian licenses. The licenses have no termination date, but are granted at the sole discretion of the agency. While the Company believes that it will be able to retain the license until a satisfactory Canadian controlled entity is formed, there is no assurance that the license will not be lost.

Other Opportunities.

     The Company intends to continue to seek opportunities to expand its position internationally. This expansion may take the form of acquiring ownership interests in trunked mobile radio licenses or the acquisition of SMR operators, or such other international opportunities as management may determine to be advantageous. The Company's ability to make investments is limited under certain circumstances by the terms of certain of the Company's debt instruments and existing capital resources.

     Any failure on the part of the Company to successfully adapt its technology to the frequency or standards required by its licenses in Canada, Korea, the United Kingdom or Germany or to identify a joint venture partner in Canada could have a material adverse effect on the Company's prospects in such jurisdictions. Furthermore, the roll-out of products and services in each of these countries will be subject to the same risks attendant to the development of the Company's digital wireless system in the United States.

     In addition, because the Company currently sells its products and services in various countries located outside the U.S., where the majority of its current subscribers are located, a large portion of the Company's revenues are paid in foreign currencies. Further, certain of the Company's products and components are manufactured outside of the U.S., and its research and development activities are dependent upon foreign providers. Accordingly, the Company is subject to the risks inherent in conducting business across national boundaries, including currency exchange rate fluctuations, international incidents, military outbreaks, economic downturns, government instability, nationalization of foreign assets, government protectionism and changes in governmental policy, any of which could adversely affect the Company's business in one or more of its international markets or in the U.S. In addition, the licensing and other operational risks attendant upon commencing and maintaining wireless communications networks in foreign countries are similar to those in the U.S., including availability of spectrum capacity and transmission sites, competition and government regulation. Development of the Company's business in international markets may impose a significant burden on the Company's financial, managerial and personnel resources. There can be no assurance that the Company will be successful in developing its business in any of these markets or that any such expansion of the Company's business will be profitable.

GMSI

    The Company owns a 76% interest in GMSI, Inc. ("GMSI"), a system integrator for the transportation market which designs, manufactures, and sells fleet management systems using mobile data software. GMSI is a leader in the market for data dispatch systems used in large fleets for taxi, limousine, paratransit, and public transportation. GMSI markets its products through a combination of direct sales and value added resellers in North America, Asia, and Europe. A proprietary software package, Wireless Network Interface ("WNI"), enables the GMSI systems to work with a variety of wireless networks, including SMR, private channel, and public wireless data systems. WNI also provides software developers and VARS with the interface, reporting, and mobile data equipment performance information. This adds value to the GMSI customer in providing a low risk implementation of mobile data.

     The GMSI systems are integrated to the customers office based dispatch systems and host computer systems. In addition, GMSI provides a variety of mobile data terminals, radio modems, installation services, and licenses 3rd party software applications for use in fleet management.

Communications Products

Bogen Communications International, Inc.

     The Company produces communications products through Bogen Corporation ("Bogen") and Speech Design GmbH ("Speech Design"), which are subsidiaries of Bogen Communications International, Inc. ("BCI"). The Company owns approximately 64% of the issued and outstanding capital stock of BCI. Bogen is a 99% owned subsidiary of BCI and Speech Design is a 68% owned subsidiary of BCI.

Bogen. Bogen develops, produces and sells telephone and telecommunications peripherals and sound and communications equipment through its wholly-owned subsidiary, Bogen Communications, Inc. Since 1932, when originally founded, Bogen has been involved in the communications industry, concentrating its efforts on the development and sale of equipment for commercial, industrial, professional and institutional markets and applications. Bogen's traditional line of products includes audio amplifiers and related sound equipment for professional, industrial and commercial system applications, such as telephone paging, intercommunications and administrative communications systems for schools, correctional facilities and other institutions.

Speech Design. Speech Design, located in Munich, Germany, develops, manufactures and markets telephone peripheral hardware utilizing digital voice processing technologies.

Competition

     Competition in the wireless communications industry is intense and is expected to increase. The Company faces significant competition in each of the United States markets that it currently serves, and expects to face significant competition in its planned United States markets. The Company competes with established SMR, cellular, paging and public data service providers. The Company expects competition from existing cellular as well as personal communications services ("PCS") operators, which currently offer cellular-like telephony services and have indicated the intention of offering data services in the near future. In addition, internationally, the Company competes with manufacturers of private mobile radio ("PMR") equipment, which target private network operators and SMR customers. Many of the Company's competitors have substantially greater technical, marketing, sales and distribution resources, access to capital, and experience providing wireless communications services than the Company. In light of the recent technological advancements in the industry, the Company may encounter competition in the future from existing and/or emerging providers utilizing new technology.

     The Company's marketing strategy emphasizes information exchange though an integrated package of voice, data services and Windows-based software applications geared to small to medium size businesses that require simple all in one solutions. The Company competes for subscribers primarily on the basis of services offered, the technical quality of its system, capacity, coverage and price. Many of the target customers for the Company's digital wireless service currently use other wireless communications services. In order to compete effectively, the Company must attract a portion of its target customers from their existing providers. There can be no assurance that potential customers, based on the foregoing factors or other factors, will perceive the Company's services to be superior to those offered by other wireless communications providers.

     Based on its experience in its eight U.S. commercial markets, the Company believes that there is adequate demand for its current and planned digital wireless services. Nevertheless, since there currently is no integrated wireless communications network commercially available that is comparable to the Company's digital wireless network, the Company cannot predict the demand for its services with any degree of certainty.

     The Company believes that the FCC licenses it currently holds will be sufficient for its initial U.S. digital wireless network in its U.S. target markets. If the Company seeks to enter additional markets or to expand capacity or services beyond those currently planned, the Company may need additional spectrum and transmission sites. In such event, the Company will compete with other wireless communications providers and may not be able to obtain some or all of the spectrum or sites necessary for such expansion. See "--Need for Additional Spectrum"

Government and Industry Regulation

     The construction, operation and acquisition of SMR systems in the United States is regulated by the FCC under the Communications Act of 1934, as amended (the "Communications Act"), pursuant to the FCC's rules and policies adopted thereunder.

     The FCC currently regulates two types of 900 MHz SMR licenses, which are both authorized for ten channels of 12.5 kHz in width from base station to mobile, of which the Company holds both types. The first type is the DFA licenses which were issued by the FCC in the 1980's in 50 urban markets, on a site-specific basis, with a construction deadline of one year. The Company holds 128 such DFA licenses. As a result of the Company's Waiver (See "Need for Additional Spectrum"), which was granted in 1993, the Company was permitted an extended construction period for its DFA licenses until June 1997 in which to construct and implement the U.S. digital wireless network.

     The second type of FCC 900 MHz SMR license is the MTA license, issued pursuant to the FCC's 900 MHz SMR spectrum auctions, which were concluded in 1996. MTA licenses authorize much larger territory than DFA licenses in 51, rather than 50, markets. The Company was able to secure 181 MTA licenses in 42 markets. MTA licenses are non-site-specific and have an extended construction period of 3-5 years. Where the MTA licenses overlap coverage with a DFA license, the MTA license must ensure non-interference protection for the incumbent DFA licensee. Where the MTA licensee itself holds the incumbent DFA license, the DFA license may be canceled or subsumed into the MTA license, thereby assuming the regulatory build-out time frame advantages of an MTA license. (See "Need for Additional Spectrum")

     Most of the equipment utilizing the Company's technology that is used to send signals must satisfy certain technical standards and receive FCC type acceptance approval. In addition, the Company's equipment must comply with the FCC's radio frequency ("RF") guidelines. Although the Company's base stations and current subscriber units have received such type acceptance approval from the FCC, there can be no assurance that future generations of subscriber units or other equipment will meet such standards.

     Under the Communications Act, SMR system providers were traditionally regulated as private carriers and, therefore, were subject to less regulation by both the FCC and individual states than were common carriers such as cellular telephone companies. However, the FCC has initiated and is likely to continue to initiate regulatory proceedings with wide-ranging implications for the wireless telecommunications industry. Most of the rule makings were initiated in response to congressional amendments to the Communications Act, as directed by the Omnibus Budget Reconciliation Act of 1993 (the "Budget Act"). The Budget Act reconfigured the wireless marketplace to include a category of Commercial Mobile Radio Service (CMRS) providers which included all wireless carriers who offer wireless services, interconnected to the public switched network to a substantial portion of the public, for profit. In 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "Telecommunications Act") which imposes sweeping reform of telecommunications policy. Although the majority of the Telecommunications Act's measures will directly impact large common carriers, cable and broadcast operators, and Internet service providers, many of the Telecommunications Act's provisions will have an effect upon the wireless marketplace, and upon the Company.

     Under the Budget Act and Regulations which have been promulgated thereunder, the Company is now required to provide services on a "non-discriminatory basis" and on terms that are not "unjust and unreasonable," as such terms are defined in the Communications Act. As a practical matter, "non-discriminatory basis" means that the Company cannot tailor certain service packages and price offerings to individual customers that are not generally available to similarly situated parties. In addition, the Company must now limit its foreign investors to 25% or less.

     Under past proceedings, the FCC determined that Local Exchange Telephone Companies (LECs) must offer interconnection to CMRS providers on reasonable terms and conditions, and under the principle of mutual compensation. The FCC declined to impose direct interconnection obligations for CMRS-to-CMRS transmissions. Although it is not yet final, the FCC may enforce specific limits with respect to prices, terms, and conditions of interconnection arrangements for LEC-CMRS interconnection, to ensure that CMRS providers are granted equal competitive footing with more established LEC service providers.

     In a separate proceeding, the FCC amended its rules to permit broadband and narrowband CMRS providers to offer wireless local loop and related services. Specifically, the FCC adopted a definition of "wireless local loop" that is sufficiently broad to allow the provision, by CMRS providers such as the Company, of certain fixed services. The definition of "wireless local loop" is "the path between the subscriber and the first point of switching or aggregation of traffic." Such an expansion in available service offerings could be beneficial to the Company.

     The FCC is also considering the adoption of rules that would require CMRS providers to offer enhanced emergency calling ("911") access and features to mobile radio callers in three phases within five years after adoption of the rules. The FCC's current proposal, which is still pending with respect to the Company's obligations, would require CMRS providers to ensure such features as calling party automatic number identification ("ANI"); 911 availability from any service initialized mobile radio handset; 911 access for speech and hearing-impaired callers; and call-back capability.

     In a similar proceeding, the FCC is considering: whether the Company should be required to permit "roaming" access to its system, where technically feasible, to customers of other service providers: whether the Company should be required to permit the resale of its services by other service providers; and, whether the Company's equipment must ensure the "number portability" of its customers which would entail the incorporation of a 15-digit dialing pattern which would identify the mobile phone number world-wide. The applicability of these four proceedings -- "E911", "roaming", resale", and "number portability" - to the Company depends upon the FCC's definition of "covered SMR" and whether the Company falls within that definition. The FCC's determination in this proceedings remains pending. Although the FCC's decision can not be predicted, in the event that the Company must comply with any four of these proceedings, such requirements would require additional development effort and expenditure by the Company.

Other Regulatory Matters

     On October 25,  1996,  the  President  signed  into law the  Communications
Assistance for Law Enforcement Act ("CALEA") which requires communications carriers to allow law enforcement the ability to "monitor" calls on their wireless systems. CALEA requires compliance with FBI Assistance Capability Requirements within four years of the signing of CALEA into law. Although it is not yet certain, it is likely that the Company, along with other SMR operators, may be waived from complying with CALEA.

Patents and Technology Rights

     GTI-Israel has filed several patent applications in Israel and intends to file patent applications in other countries including the United States. In addition, GTI-Israel has an exclusive royalty free right to utilize the technology covered by a U.S. patent issued to Rafael.

     In addition to those patent applications filed by GTI-Israel, the Company also has filed patent applications in Israel and the United States based on technology developed by the Company. As of December 31, 1996, no patents had been issued to the Company or GTI-Israel and there can be no assurance that a patent will be issued from any pending or future patent applications or that if any are issued that any of them will have any commercial significance. The Company is aware of certain patents and patent applications held or filed by others which generally relate to the subject matter of the Company's activities. The Company believes that none of such patents or applications is likely to have a material adverse effect on the ability of the Company to utilize any technology currently intended to be utilized by the Company.

     The Company protects its proprietary information by way of confidentiality and non-disclosure agreements with employees and third parties who may have access to such information. The Company continually reviews its technology developments in order to file patent applications and has filed patent applications with respect to certain aspects of its FHMA(R) technology and GEONETTM in Israel and the United States and expects to file additional patent applications in Israel and the United States. Generally, the Company intends to file all patent applications in the United States and Israel and in such other countries as it deems appropriate. There can be no assurance that such applications will be granted. There can be no assurance that any patents issued will afford meaningful protection against competitors with similar technology or that any patents issued will not be challenged by third parties. There also can be no assurance that others will not independently develop similar technologies, duplicate the Company's technologies or design around the patented aspects of any technologies developed by the Company. Many patents and patent applications have been filed by third parties with respect to wireless communications technology. The Company does not believe that its technology infringes on the patent rights of third parties. However, there can be no assurance that certain aspects of the Company's technology will not be challenged by the holders of such patents or that the Company will not be required to license or otherwise acquire from third parties the right to use certain technology. The failure to overcome such challenges or obtain such licenses or rights could have a material adverse effect on the Company's operations.

     The Company owns several trademarks, including GEONETTM and FHMA(R), in the United States and certain other countries.

     The Company's Research and Development expense related to the digital wireless communication system totaled $34.0 million in 1996 compared to $33.0 million in 1995 and $17.0 million in 1994.

Employees

     As of December 31, 1996, the Company had approximately 800 full-time employees, of which approximately 650 were engaged in its wireless communications businesses and approximately 150 of which were engaged in its communications products businesses. The Company considers its relationship with its employees to be good.

     As of December 31, 1996, approximately 40 employees of Rafael and other subcontractors were engaged on a full-time basis in the production, development and enhancements of the Company's FHMA(R) digital system. Rafael's employees are represented by a labor union, and, from time to time, there have been labor disputes between Rafael and its employees, which have resulted in slow-downs. To date, these slow-downs have not had a material effect on the Company's business. There can be no assurance, however, that any future disputes will not adversely affect Rafael's ability to deliver equipment to the Company, which could delay the implementation of digital wireless services.

Financial Information

     Financial Information about the Company's industry segments and the Company's foreign and domestic operations is disclosed in the notes to the Company's Consolidated Financial Statements. See "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

Item 2. PROPERTIES

     In February 1997, the Company's principal place of business was moved to 102 Chestnut Ridge Road, Montvale, New Jersey. The Company rents, from an unaffiliated third party, approximately 50,000 square feet of office space for approximately $1.2 million per year, plus taxes and utilities. The lease expires February 2007. The Company's Montvale facility functions both as its corporate headquarters and the general offices of the Company's U.S. wireless operation.

     Bogen subleases its facilities, located at 50 Spring Street, Ramsey, New Jersey from an unaffiliated third party. The sublease expires on December 31, 2000 and requires rental payments at a rate of approximately $700,000 per year for the remainder of the term.

     NB3 leases its principal place of business in Chelmsford, England, pursuant to a lease, from an unaffiliated third party, that expires in September 1999. The Company has an option to extend the lease for four successive five-year periods. Annual rental payments during the initial term of the lease are $310,000. Rental payments pursuant to each of the options are to be negotiated prior to the start of each five-year period. NB3 leases sites for its base stations from different parties under leases with various terms, amounts and conditions.

     Speech Design leases its facilities in Munich, Germany pursuant to a lease, with an unaffiliated third party, which expires in 2005. Annual rental payments are approximately $240,000.

     GMSI leases its facilities in Ontario, Canada pursuant to a lease , with an unaffiliated third party, that expires in April 2005. Annual base rental payments over the remainder of the lease are approximately $140,000.

     In connection with the roll-out of the U.S. network, the Company expects to lease office space in each of the target markets in which it intends to provide wireless digital service. In addition to office space, the Company must secure leases for its transmission equipment at suitable locations in each of these cities. As of December 31, 1996, the Company had leased office space and transmission sites in 9 and 14, respectively, of its target markets. The aggregate annual rental payments pursuant to these leases are approximately $2.1 million.

Item 3. LEGAL PROCEEDINGS

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

     The Company develops and utilizes technology for substantially all of the services and products it offers and intends to offer and has, from time to time, been the subject of infringement claims related thereto. It is often difficult to predict the outcome of such litigation and the amount of damages that may be awarded. The Company does not believe that any pending or threatened litigation related to the Company's technology or use thereof will have a material adverse effect on its business.

     The Company also is, from time to time, a party to litigation, which may or may not be covered by insurance, arising in the ordinary course of business. The Company does not believe that results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on its business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholder's during the fourth quarter of 1996.

            [The remainder of this page was intentionally left blank]

Item A. EXECUTIVE OFFICERS

           As of the date hereof, the executive officers of the Company are:

     Name             Age                         Position
     ----             ---                         --------
Yaron I. Eitan        40    Chairman of the Board, Chief Executive Officer
                            and Director
Jonathan C. Crane     47    President, Chief Operating Officer and Director
George Calhoun        44    Vice Chairman of Strategy and Technology and
                            Director
Yoram Bibring         39    President and Chief Executive Officer - Geotek
                            International Networks, Inc.
Michael McCoy         44    President and Chief Executive Officer - Geotek
                            U.S. Network
John Egidio           48    Executive Vice President, Corporate Operations
William A. Opet       39    Senior Vice President, Business Development
Michael H. Carus      31    Vice President, Acting Chief Financial Officer,
                            Chief Accounting Officer & Corporate Controller
Robert Vecsler        32    General Counsel and Secretary


     Mr. Eitan has served as Chief Executive Officer and a director of the Company since March 1989 and as Chairman of the Board since October 1996. From March 1989 until October 1996, Mr. Eitan also served as President of the Company. Mr. Eitan is also Chairman of the Board of Bogen and a director of Geotek Technologies Israel Ltd. ("GTIL"), formerly PST, GMSI and NB3, subsidiaries of the Company.

     Mr. Crane joined the Company as President & Chief Executive Officer - Geotek U.S. Network in October 1995, a position he held until October 1996, when he became the President and Chief Operating Officer of the Company. Mr. Crane has served as a Director of the Company since June 1996. Prior to joining Geotek, from January 1994 through January 1995, Mr. Crane was President & Chief Executive Officer of LightStream Corporation, a start-up ATM switch company. In January 1995, LightStream was purchased. From May 1985 through January 1994, Mr. Crane served in various executive capacities at MCI Telecommunications, where he most recently served as Executive Vice President Multinational Accounts.

     Mr. Calhoun was appointed a director of the Company in July 1993, when he became President of the Company's wireless communications group. In October
1996, he was appointed the Vice Chairman of Strategy & Technology of the Company. Mr. Calhoun joined the Company in June 1992 as President, Chief Operating Officer and a director of GTIL. He is also a director of NB3. Mr. Calhoun previously served in various positions with InterDigital Communications Corporation (formerly International Mobile Machines Corporation), a corporation co-founded by Mr. Calhoun and engaged in the development of digital radio technology, most recently as General Manager of the Intellectual Property Licensing Division, which position he held until June 1992.

     Mr. Bibring joined the Company as Chief Financial Officer in February 1990, a position he held until September 1995. He served as Executive Vice President and Chief Operating Officer of the Company from June 1993 until March 1996, when he was appointed President and Chief Executive Officer - International Networks Division of the Company. He is also a director of Bogen. He served as Vice President of Aryt Optronics Industries, Ltd. from December 1990 to April 1991. From November 1986 to January 1990, Mr. Bibring was a Senior Auditor at Shachak & Company, a public accounting firm in Israel.

     Mr. McCoy was appointed President and Chief Executive Officer of Geotek's U.S Network in February 1997. Mr. McCoy served as Senior Vice President and Chief Financial Officer of the Company from September 1995 through February 1997. From November 1994 through September 1995, Mr. McCoy was the Company's Vice President of the North East Region. Prior to joining the Company, from September 1992 through November 1994, Mr. McCoy was President of Greenlake Associates, Inc. a high technology consulting company. From November 1988 through September 1992, Mr. McCoy was a member of the Office of the Chairman and Senior Vice President of Business Development for LCI International, Inc., a facilities based long distance telecommunications company.

     Mr. Egidio became Senior Vice President of the Company in October 1993 and has served as Executive Vice President-Corporate Operations since February 1997. From December 1991 to November 1992, he was President and Chief Executive Officer of Metagram America, Inc., a company engaged in the provision of alphanumeric messaging services. From February 1985 to April 1990, Mr. Egidio was President and Chief Executive Officer of MobileMedia Communications, Inc. (formerly Metromedia Paging), a subsidiary of Southwestern Bell engaged in wireless communications.

     Mr. Opet joined the Company in April 1994 and has been Senior Vice President of Business Development since February 1996. Prior to this appointment he served as Vice President of Marketing and Senior Vice President, Marketing and Sales. From June 1990 to March 1994, he served as Vice President of Marketing for LIN Broadcasting ("LIN"), a 52% owned subsidiary of McCaw Cellular, where he worked extensively on the introduction of digital cellular systems. From May 1986 to June 1990, Mr. Opet was Vice President of Marketing and Sales for LIN's Philadelphia cellular operations.

     Mr. Carus was appointed Acting Chief Financial Officer of the Company in February 1997. Mr. Carus has served as Chief Accounting Officer and Corporate Controller of the Company since June 1995. Mr. Carus is a Certified Public Accountant and, from August 1988 to June 1995, was, most recently, a Business Assurance Manager in the communications team at Coopers & Lybrand L.L.P., a public accounting firm.

     Mr. Vecsler has served as General Counsel and Secretary of the Company since March 1996. From May 1995 through March 1996, he served as Corporate Counsel for the Company. Prior to joining the Company, from August 1994 until April 1995, Mr. Vecsler served as Assistant General Counsel at Enviro Source, Inc. From April 1993 until July 1994, he served as Counsel to Fletcher Asset Management, Inc. Mr. Vecsler practiced law at Kelly, Drye & Warren from September 1988 until March 1993.

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

     The following tables set forth, for the quarters indicated, the high and low sales prices for the Company's Common Stock as reported on the NASDAQ National Market:

     Year Ended December 31, 1996                High               Low
First Quarter . . . . . . . . . . . . . .       12                 6 5/16
Second Quarter. . . . . . . . . . . . . .       14 7/8             9 3/4
Third Quarter . . . . . . . . . . . . . .       13 3/4             8
Fourth Quarter . . . . . . . . . . . . . .       9 1/8             5 7/16

     Year Ended December 31, 1995                 High              Low
First Quarter . . . . . . . . . . . . . .        9 3/8             6 3/4
Second Quarter. . . . . . . . . . . . . .        9 7/8             7 1/8
Third Quarter . . . . . . . . . . . . . .       10                 7 1/2
Fourth Quarter . . . . . . . . . . . . . .       9 1/4             5 1/2

     As of March 24, 1997, there were 1,302 record holders of the Common Stock.

    The Company has not declared or paid any cash dividends on the Common Stock since commencing operations and is restricted from paying any dividends on the Common Stock due to debt covenant restrictions. At present, the Company is obligated to pay, for a five-year period following the issuance of its Series H preferred stock, cumulative dividends of $2,000,000 per year on the Series H preferred stock, in cash, and, for a five-year period following the issuance of its Series I preferred stock and Series K preferred stock, respectively, cumulative dividends equaling $700,000 per year on the Series I preferred stock and $700,000 per year on the Series K preferred stock, in cash or shares of Common Stock of the Company, before any cash dividends may be paid on the Common Stock. In addition, the Company is presently obligated to pay cumulative annual dividends of $750,000 per year on its Series L preferred stock, in cash or additional shares of Series L preferred stock, cumulative annual dividends of $988,125 per year on its Series M preferred stock, and annual cumulative dividends equaling $5,000,000 on the Series N preferred stock in Common Stock, and annual dividends of $5,000,000 and $2,500,000 on the Series O and P preferred stock, respectively, in cash or Common Stock in cash or shares of Common Stock, before any cash dividends may be paid on the Common Stock. At present, the Company is current in payment of all required dividends on its outstanding preferred stock.

    On December 31, 1996, the Company sold to a limited number of accredited investors(the "Series O Investors") 1,000 shares of the Company's Series O Convertible Preferred Stock (the "Series O Preferred Stock") and warrants (the "Warrants") to purchase 1,700,000 shares of the Company's common stock, $.01 par value per share ("Common Stock"), for an aggregate purchase price of $50,000,000. Each share of Series O Preferred Stock has a stated value of $50,000.

    The offer and sale to the Series O Investors of the Series O Preferred Stock was made in reliance upon the provisions of Section 4(2) of the Securities Act of 1933, as amended. In connection with the sale of Series O Preferred Stock, each Series O Investor represented to the Company that it was purchasing the Series O Preferred Stock for its own account and not with an intent towards the distribution thereof.

    Commencing April 1, 1997, each share of Series O Preferred Stock is convertible by the holder thereof into such number of shares of Common Stock as is obtained by dividing (x) the $50,000 stated value thereof plus all accrued and unpaid dividends through the date of conversion by (y) the lowest daily volume-weighted average price of the Company's Common Stock during the four(4) business days immediately preceding conversion multiplied by the Conversion Factor (as defined below); provided however, that holders of Series O Preferred Stock may only convert up to a maximum of (i) 20% of such shares prior to June 29, 1997, (ii) 50% of such shares prior to December 31, 1997, (iii) 80% of such shares prior to June 29, 1998 and (iv) 100% of such shares thereafter. The Conversion Factor begins at 100% and becomes 95%, 90% and 88% on each of June 29, 1997, December 31, 1997 and June 29, 1998. In the event that the market price for a share of Common Stock remains below $6.00 per share for five(5) consecutive trading days, the Company may restrict holders from converting any shares of Series O Preferred Stock while such market price remains below $6.00: provided however, that the aggregate number of days subject to all such conversion restiction periods may not exceed sixty (60).

    The Warrants are exercisable at any time before June 30, 2000 to purchase shares of Common Stock at an exercise price of $9.2625 per share (subject to adjustment in certain circumstances).

Item 6.  SELECTED FINANCIAL DATA

                      (In thousands, except per share data)

For the Year ended December 31,                      1996          1995            1994         1993(1)      1992(1)
-------------------------------                      ----          ----            ----         -------      -------
Net sales                                          $92,794        $80,279         $72,991       $48,971      $28,546
Net loss from continuing operations               (138,222)       (87,199)        (42,405)      (50,441)      (2,381)
Net loss per common share from continuing
operations                                           (2.51)         (1.75)          (0.90)        (1.43)       (0.21)

As of December 31,                                  1996           1995            1994         1993(1)      1992(1)
------------------                                  ----           ----            ----         -------      -------
Total Assets                                      $430,122       $292,564        $179,844      $135,644      $39,366
Long-term debt (net of current portion) and
redeemable preferred stock                         255,430        135,875          69,396        44,926        3,824
Shareholders= equity                                95,044         76,262          77,356        69,244       24,432

(1) Historical numbers were restated for the acquisition in January 1994, through a merger, of 100% of Metro Net Systems Inc. The merger was accounted for as a pooling of interests.

     The Company did not pay a cash dividend on the Common Stock during any period indicated.

     The difference in financial results among the years is influenced by the following acquisitions and dispositions. In 1992 PowerSpectrum, Inc. was formed, the defense segment was discontinued and an additional 4% of Bogen was acquired. In 1993 NB3, Speech Design, GMSI and the remaining interest in PowerSpectrum, Inc. were acquired and Oram Electric Industries, Ltd., Oram Power Supplies 1990, Ltd. and Geopower were sold. In 1994, 49% interests in PBG and DBF and an 8% interest in Bogen were acquired. In 1995, the Company sold its interests in Speech Design and Bogen to BCI in exchange for, among other things, a 64% interest in BCI, the remaining interests in PBG and DBF were acquired and the Company increased its interest in GTIL from 56% to 94%. In 1996, the operating assets of the Company's German Networks were contributed to a joint venture, the Company acquired the remaining 50% interest in MIS, and the Company formed a joint venture in Korea, Anam Telecom and increased its interest is GTIL from 94% to 97%. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto, included elsewhere in this report.

Results of Operations

General

     Over the past four years, the Company has devoted and expects to continue to devote substantial financial and management resources to the development and deployment of a low cost, high quality integrated digital voice and data wireless communications network in the United States ("U.S. Network"). The Company, through its subsidiaries and joint ventures, intends to deploy similar networks internationally. Although Management believes these activities will have a positive effect on the Company's results of operations in the long term, it is expected to have a substantial negative effect on the Company's results of operations in the short term. The Company expects to incur substantial losses and have negative cash flow from operations for the foreseeable future, attributable primarily to the operating, sales, marketing, general and administrative expenses relating to the roll-out of the U.S. Network as well as to a high investment in research and development related to its wireless communications activities. The Company may also continue to expend significant resources in pursuit of international opportunities. There can be no assurance that the Company will operate at profitable levels, have positive cash flow from operations, or continue to obtain financing to continue to implement its operating plan.

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

    The Company is presently in the process of rolling out its U.S. Network. The Company started providing commercial services in Philadelphia, Washington, DC, Baltimore, New York, Boston, Miami, Dallas and Orlando during 1996. The Company had announced its intention to offer digital wireless communication services in over 35 markets in the United States by the end of 1997. However, this roll-out schedule was based in part on FCC - imposed network build-out requirements. In connection with the Company's acquisition of MTA licenses in the recent FCC auctions, the Company will be permitted additional time to complete the roll-out of its U.S. Network. Accordingly, to better focus its financial and managerial resources, the Company has revised its roll-out schedule and currently intends to roll-out its U.S. Network in 18 additional markets in 1997, three additional markets in 1998 and the remaining markets in 1999. The Company's roll-out schedule may be reviewed and revised from time to time in light of changing conditions. The successful and timely implementation of the U.S. Network will depend upon a number of factors, including but not limited to: the acquisition of additional financing; the timely and cost-effective manufacture, construction and integration of the system infrastructure and software; the acquisition and control of additional radio spectrum; the procurement and preparation of base station and remote sites; the receipt of all necessary regulatory approvals; and, the establishment of effective sales and marketing organizations and distribution channels. The failure or delay with respect to any of these items could adversely affect the timing of the implementation of the U.S. Network in one or more of the Company's target markets, which could have a material adverse effect on the Company.

    In March 1996, Industry Canada, the Canadian agency responsible for spectrum allocation, approved in principle an award of certain 900 MHz frequencies in the provinces of Alberta, British Columbia, Ontario and Quebec to a joint venture consisting of the Company, Cogeco Cable, Inc. ("Cogeco") and Techcom, Inc., a Canadian SMR operator. These entities had entered into a letter of intent to form the joint venture in Canada to launch mobile wireless communications services based on the Company's proprietary FHMA(R) technology. In July 1996, the Company announced that it had been unable to reach a final agreement with Cogeco. In October 1996, Industry Canada granted the Company and its remaining partner, Techcom, Inc., an extension to March 31, 1997 to find a suitable replacement for Cogeco. The Company is actively negotiating with other potential Canadian partners to replace Cogeco so that it can begin deployment of an FHMA(R)-based network and comply with Canadian foreign ownership and regulatory requirements. There can be no assurance that the Company will be able to identify a joint venture partner or, if such a partner is identified, that an agreement can be reached on terms acceptable to the Company. The Company has until March 31, 1997 (absent an additional extension) to identify a Canadian partner and file a site implementation plan with Industry Canada, or else the Company may lose its Canadian licenses. The licenses have no termination date, but are granted at the sole discretion of the agency. While the Company believes that it will be able to retain the license until a satisfactory Canadian controlled entity is formed, there is no assurance that the license will not be lost. Moreover, even if the Company reaches an agreement with a Canadian partner, there can be no assurances that the joint venture will be able to implement a FHMA(R) wireless communications network in Canada, which implementation shall be subject to the same risk associated with the implementation of the Company's U.S. Network.

In June 1996, the Korean Ministry of Information and Communications awarded Anam Telecom Co. Ltd. ("Anam Telecom"), in which the Company holds a 21% interest, a license to operate a nationwide trunked radio system in Korea. Anam Telecom is also held by approximately 53 Korean companies, among them Anam Industrial Co. Ltd. (the Company's joint venture partner in Korea), Hyundai Electronics, Korean Mobile Telecom, Ssangyong Corporation and Korea Express. The license covers a geographic area with a population of approximately 45 million people and is based on the implementation of the Company's FHMA(R) system on an 800 MHz frequency. The Company's FHMA(R) system currently operates in the 900 MHz frequency band. Although the Company believes its 800 MHz development program will result in successfully adapting its FHMA(R) system to the 800 MHz frequency, such adaptation is subject to a number of contingencies and the manufacture of certain equipment required in connection therewith. There can be no assurance that the Company will be able to successfully adapt its FHMA(R) system to the 800 MHz frequency on a timely basis. Any failure on the part of the Company to successfully adapt its FHMA(R) technology pursuant to the terms of the Korean license could have a material adverse effect on the Company's prospects in Korea. In addition, the Company will provide FHMA(R) related infrastructure equipment and broad business and engineering support for the design, implementation and operation of the network in Korea. Finally, the development and deployment of a FHMA(R) based digital system in Korea will be subject to the same risks attendent to the development and deployment of the Company's digital wireless system in the United States.

     In June 1996, the United Kingdom Department of Trade and Industry awarded the Company's United Kingdom operating subsidiary a license to operate a digital Public Access Mobile Radio ("PAMR") network in the United Kingdom. Under the terms of the new digital license, the operating subsidiary, National Band Three Ltd. ("NB3"), received an initial allocation of two megahertz of spectrum in the 410-430 MHz band for the construction of a network based on the new Trans European Trunked Radio ("TETRA") standard. The Company has recognized that it will need some additional spectrum in the future and is discussing this with the regulatory authorities who have indicated that they are prepared to support the request. Currently, there are no TETRA systems available for commercial application. While some potential vendors have indicated an interest in supplying a TETRA-based system to NB3, management of the Company and NB3 cannot accurately estimate the availability, quality and costs associated with the implementation of a TETRA-based network. Management is continuing to work with potential vendors and regulatory authorities in the United Kingdom regarding implementation of such system. However, there can be no assurance that NB3 will be able to implement such a system or, if implemented, when NB3 will be in a position to roll-out a TETRA-based system. Finally, the development of a TETRA-based system in the United Kingdom will be subject to the same risks attendent to the development of the Company's digital wireless system in the United States.

     The Company expects that the digital network, when and if implemented by the Company in the United Kingdom, will offer a full range of mobile voice and data services, including telephony, digital dispatch, automatic vehicle location and packet data. The Company hopes to commence commercial operations of such a digital network in 1998. The Company's United Kingdom operating subsidiary already provides analog PAMR services to over 62,000 business subscribers throughout the United Kingdom.

     In November 1996, the Company entered into a partnership agreement with RWE Telliance A.G. ("RWE") to merge their respective German mobile radio networks upon the approval of the appropriate regulatory authority in Germany. Under the terms of the agreement, each of the Company and RWE owns 50% of the merged entity. In December 1996, the Company and RWE received approval from the appropriate authority and completed the merger. Thus, the Company deconsolidated its German entity and began to account for its investment under the equity method of accounting for uncontrolled subsidiaries.

     The Company's communications products subsidiaries are primarily engaged in the development, manufacturing, and marketing of telephone peripherals and sound and communications equipment.

     The Corporate Group includes the Company's Corporate headquarters and the Geotest, Inc. subsidiary, in which the Company reached a definitive agreement to sell at the end of 1996.

Summary of Operations

1996 Compared to 1995

     Consolidated revenues increased by 16% in 1996 principally due to subscriber growth on the Company's National Band Three Ltd. ("NB3") network in the United Kingdom, the inclusion of the Company's German Networks on a consolidated basis in 1996, and higher revenues from the communications product segment.

     Consolidated operating expenses increased by 32% in 1996, due to: increased research and development activities associated with the enhancement of the Company's digital wireless network and development of customer subscriber units; increase in general and administration expenses to support the U.S. Network roll-out and international activities; and, increased marketing expenses associated with the roll-out of the U.S. Network.

     Consolidated losses increased by $51.0 million to $138.2 million in 1996.

     On a consolidated basis, interest expense increased in 1996 due to: the July 1995 issuance of the 15% Senior Secured Discount Notes ("Discount Notes"); and the related accretion of the value of the warrants issued in connection with the Discount Notes; and, the March 1996 issuance of the 12% Senior Subordinated Convertible Notes ("Convertible Notes"). Interest income increased in 1996 due to a higher level of cash and cash equivalents held during the year.

1995 Compared to 1994

     Consolidated revenues increased by 10% in 1995, principally due to subscriber growth of on NB3's network.

     Consolidated operating expenses increased by 40.2% in 1995, principally due to increased research and development activities associated with the Company's digital wireless network and costs related to the roll-out of the U.S. digital wireless network.

     Consolidated losses increased by $44.8 million to $87.2 million in 1995.

     On a consolidated basis, interest expense increased in 1995 principally due to the July 1995 issuance of the Discount Notes. Interest income increased in 1995 due to greater cash and cash equivalents which resulted from the issuance of the Discount Notes. Amortization expense increased from $2.8 million in 1994 to $4.2 million in 1995 due to the increase in goodwill as a result of the Company's acquisitions of the German Networks.

Wireless Communications Activities

     The tables below set forth certain information with respect to the results of operations of the Company's Wireless Communications Activities for the years ended December 31, 1996, 1995, and 1994. Other International Activities include the Company's German Networks, international business development activities and equity interests in its Korean Joint Ventures. The Geotek Technologies column includes Geotek Technologies Israel, Ltd., formerly PowerSpectrum Technology, the Company's equipment and research and development operation, and GMSI, Inc.

                      For the Year Ended December 31, 1996
                             (Dollars in Thousands)


                                    US                           Other Int'l         Geotek
                                  Network          NB3           Activities       Technologies          Total
                                  -------          ---           ----------       ------------          -----
Revenues                             $847       $28,410            $4,382            $8,984            $42,623
Gross profit                      (18,141)       17,860            (1,260)            1,590                 49
   % of revenues                                     63%             (29%)               18%
Research and Development              267                                            33,987             34,254
Marketing                          21,580         5,366               627             1,354             28,927
General and Administrative         10,183         4,046             8,170             3,099             25,498
Equity in losses of less than
  50%-owned entities                                                  (96)                                 (96)
Other (income) expense               (635)                           (458)                              (1,093)
(Loss) income before
  interest and
  amortization & depr.            (49,536)        8,448            (9,503)          (36,850)           (87,441)
Amortization and
  depreciation                      5,285         4,708             5,524             2,312             17,829
(Loss) income before
  interest                        (54,821)        3,740           (15,027)          (39,162)          (105,270)
Net (loss) income                ($54,471)       $2,552          ($15,569)         ($39,086)         ($106,574)
Subscribers                         1,600        62,600            17,000*                              81,200

* Represents the Company's proportionate share of the 34,000 subscribers utilizing the networks of the German joint venture.

                      For the Year Ended December 31, 1995
                             (Dollars in Thousands)


                                      US                          Other Int'l       Geotek
                                   Network        NB3            Activities       Technologies          Total
                                   -------        ---            ----------       ------------          -----
Revenues                           $2,102       $24,985              $707            $5,192            $32,986
Gross profit                       (3,201)       15,514            (1,364)            1,407             12,356
  % of revenues                     (152%)           62%            (193%)               27%               37%
Research and Development                                                             33,014             33,014
Marketing                           9,813         5,585               457             1,093             16,948
General and Administrative         10,080         3,507               469             2,569             16,625
Equity in losses of less than
  50%-owned entities                                                4,971                                4,971
Other income                       (2,121)         (116)             (124)                              (2,361)
(Loss) income before
  interest and
  amortization & depr.            (20,973)        6,538            (7,137)          (35,269)           (56,841)
Amortization and
  depreciation                      1,739         4,136             1,656               681              8,212
(Loss) income before
  interest                        (22,712)        2,402            (8,793)          (35,950)           (65,053)
Net (loss) income                ($22,338)       $1,194           ($8,935)         ($35,931)          ($66,010)
Subscribers                                      57,400            11,800                               69,200


                      For the Year Ended December 31, 1994
                             (Dollars in Thousands)

                                     US                         Other Int'l         Geotek
                                  Network         NB3           Activities        Technologies          Total
                                  -------         ---           ----------        ------------          -----

Revenues                           $2,405       $19,771                              $3,493            $25,669
Gross profit                        1,063        10,520                                 383             11,966
  %  of revenues                       44%           53%                                 11%                47%
Research and Development                                                             16,910             16,910
Marketing                           3,547         4,455                                 872              8,874
General and Administrative         11,285         2,909                                 391             14,585
Equity in losses of less than
  50%-owned entities                                               $2,379                                2,379
Other income                         (445)          (52)                                                  (497)
(Loss) income before
  interest and
  amortization & depr.            (13,324)        3,208            (2,379)          (17,790)           (30,285)
Amortization and
  depreciation                        972         3,960               504               448              5,884
(Loss) income before
  interest                        (14,296)         (752)           (2,883)          (18,238)           (36,169)
Net (loss) income                ($13,660)      ($1,045)          ($2,883)         ($18,242)          ($35,830)
Subscribers                                      47,700             5,200                               52,900

1996 Compared to 1995

    Revenues from wireless communications increased by $9.7 million or 29% for the year ended December 31, 1996. This increase is primarily due to the inclusion of the German networks on a consolidated basis in 1996 (until the merger with RWE in December 1996), the increase in the number of subscribers using the NB3 network as well as, an increase in Geotek Technologies' revenues for GMSI, Inc.'s contract related to the Singapore taxi fleet. The increase in negative gross profit for the U.S. Network is primarily the result of increased direct costs related to the roll-out, the cost of which are currently not covered by revenues and the write-down of pre-production inventory to the lower of cost or market. In 1995, the U.S. Network included the results of the Company's MetroNet subsidiary. In November 1995, the Company exchanged the assets of MetroNet, primarily 800 MHz licenses, with Nextel Communications Inc. for certain 900 MHz licenses.

     Research and development expenses (net of government grants of $0.3 million and $5.9 million in 1996 and 1995, respectively) related to the digital wireless system and subscriber unit were $34.3 million for the year ended December 31, 1996 compared to $33.0 million for the same period of 1995. The increase in the 1996 expense is primarily attributable to costs related to the development of the U.S. Network's commercial subscriber unit and enhancements to the Company's proprietary digital wireless system, including system software. In addition, the Company expensed the $1.9 million excess of the consideration paid over the fair value of the net assets received in the purchase of MIS Information Systems Holdings Ltd. as the acquisition primarily related to ongoing software development projects in process. The Company expects significant research and development expenses to continue in the future in connection with enhancements made to the system and subscriber unit.

     The Company is presently in the process of rolling out its wireless service over its proprietary digital wireless network in the United States, and accordingly, continues to put in place its marketing, engineering, operations and administrative staff and systems. Marketing expenses increased by approximately $12.0 million or 71% due to the U.S. Network marketing programs and increase in staff needed to execute the roll-out of the U.S. Network in the initial 1996 markets. General and administrative expense increased $8.9 million or 53% due to an increase in administrative staff needed to support the beginning of the U.S. Network roll-out and the Company's expanding international business development activities.

     The Company's equity in losses of less than 50% owned entities for the year ended December 31, 1995 is attributable to the results of the Company's German networks and Korean joint ventures. The comparable loss for 1996 is attributable solely to the Company's Korean joint ventures which is presented net of a $1.4 million reimbursement received by the Company from Anam Telecom for expenses incurred by the Company on behalf of its Korean joint venture in connection with the trunked radio system license process. As discussed above, the Company's
Korean joint ventures are in the process of establishing a digital network in Korea. It is expected that these entities will continue to generate substantial losses in the near future. In July 1995 and December 1995, the Company acquired the remaining shares of the Company's German networks and began consolidating these subsidiaries. As discussed previously, in December 1996, the Company merged its German networks with RWE's network in Germany. At December 31, 1996, the merged entity has approximately 34,000 subscribers of which the Company's ownership interest is approximately 17,000.

     Wireless activities generated a loss before interest, taxes, amortization and depreciation of $87.4 million for the year ended December 31, 1996 compared to $56.8 million in 1995. This increase is primarily due to costs related to the commencement of the roll-out of the digital wireless communication system for the U.S. Network and the inclusion of the German networks on a consolidated basis in 1996.

1995 Compared to 1994

     Revenues from wireless communications increased by $7.3 million or 29% for the year ended December 31, 1995. This increase is primarily due to the increase in the number of subscribers using the NB3 network (which totaled approximately 57,400 and 47,700 at December 31, 1995 and 1994, respectively) as well as, the inclusion of the DBF and PBG German Networks on the consolidated basis since July 1995 and December 1995, respectively, amounting to $0.7 million. Average revenue per subscriber on the NB3 network remained constant. Gross profit as a percent of revenues increased as NB3's costs are primarily fixed thus, allowing subscriber growth to increase the gross profit percentage.

     Research and development expenses (net of government grants) related to the digital wireless system and subscriber unit were $33.0 million for the year ended December 31, 1995. In 1995, the Company continued to receive grants from the Chief Scientist of the Ministry of Commerce and Industry of the Israeli Government ("Chief Scientist"). Such grants, which are recorded as a reduction of research and development expenses, totaled $5.9 million in 1995 ($4.1 million in 1994). Included in 1995 research and development expenses is a $5.6 million expense related to scope changes in the development of the digital wireless system. Additionally, research and development expense includes a $6.0 million charge related to payments for the development of the portable subscriber unit. Also included in research and development expense in 1995 is $2.0 million relating to shares of common stock issued to Rafael Development Corporation in consideration for a research and development project.

     Marketing expenses increased by approximately $8.1 million or 90% due to the commencement of the marketing effort in the U.S. and increase in staff needed to execute the roll-out of the U.S. network as well as volume growth in the German and NB3 networks. General and administrative expenses increased $2.2 million due to an increase in administrative staff to support the U.S. network as well as volume growth in the German and NB3 networks .

     For Wireless Communications Activities, equity in losses of less than 50% owned entities increased to $4.9 for the year ended December 31, 1995 from $2.3 million in 1994. The 1995 loss relates to the Company's investment in its German networks prior to the acquisitions of the remaining shares of these two networks in July and December 1995 and the Company's Korean joint ventures. The Company began to fully consolidate the German entities subsequent to the date of the acquisitions of the remaining interests. The 1994 loss relates to both of the German networks for six months. The number of subscribers on these networks as of December 31, 1995 was approximately 11,800. As discussed above, in December 1996, the Company merged its German networks with RWE's German network and formed a joint venture in which the Company owns a 50% interest.

     Wireless activities generated a loss before net interest expense, amortization and depreciation of $56.8 million for the year ended December 31, 1995 compared to $30.2 million in 1994. This increase is primarily due to the increased research and development expense as well as costs related to the commencement of the roll-out of the digital wireless communication system for the U.S. network .

Communications Products Activities

    In August 1995, the Company transferred its interests in Speech Design GmbH and Bogen Communications, Inc. (the "Operating Companies") to Bogen Communications International ("BCI") formerly, European Gateway Acquisition Corporation, in exchange for $7.0 million in cash, $3.0 million in convertible notes receivable, approximately 64% of BCI common shares and warrants to purchase 200,000 shares of BCI common stock at $5.50 per share. Effective January 1, 1996, the $3.0 million convertible notes were reduced and restructured to a $0.5 million non-convertible note due July 1997. The Company will also be eligible to receive additional consideration if the future earnings of the Operating Companies, through July 1997, attain certain levels. The Company controls and consolidates this entity.

     The table below sets forth certain information with respect to the results of operations of BCI as consolidated by the Company for the years ended December 31, 1996, 1995 and 1994.

                                                                 (Dollars in Thousands)
                                                                        December 31
                                                              1996          1995         1994
                                                              ----          ----         ----
      Revenues                                             $46,268       $44,518       $46,074
      Gross profit                                          21,264        17,180        16,428
         % of revenue                                          46%           39%           36%
      Research and Development                               2,892         2,307         2,116
      Marketing                                              8,956         9,960         8,913
      General and Administration                             4,426         5,962         3,342
      Other income                                                         (236)
      Income before interest, tax, minority interest,
         amortization & depreciation                         4,990         (813)         2,057
      Amortization & depreciation                            1,398         1,242         1,181
      Interest expense, tax & minority interest              1,493         2,069         1,245
      Net income (loss)                                     $2,099      $(4,124)        $(369)

1996 Compared to 1995

     Revenues from communications products activities increased by $1.8 million, or 4% to $46.3 million for the year ended December 31, 1996. The increase in BCI's revenues is due to an increase in sales of all product lines offset by a decline in the Office Automation ("OAS") product line, which was phased out beginning in December 1995.

     Gross profit as a percentage of revenues increased from 39% to 46% in 1996. The increase is mainly due to charges of $2.2 million in 1995 to reduce certain inventory to estimated market value and an increase in 1996 in the sales price of most of the Company's domestic products. Excluding the impact of the OAS product line, the Company's gross profit was 44% in 1995.

     The decrease in marketing expenses for the year ended December 31, 1996 compared to 1995 is due to the reduction of marketing and payroll expenses related to the OAS product line which, in 1995, included an intense marketing effort prior to management's decision to phase out the product line.

     General and administration expense for the year ended December 31, 1995 contained costs related to the Company's sale of Bogen Communications and Speech Design subsidiaries to BCI.

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

    The increase in marketing expense of $1.1 million is due to marketing programs initiated by Bogen to stimulate sales in the OAS product line as well as, growth in the core product line.

     The increase in general and administration expenses of $2.6 million is due primarily to costs to execute the aforementioned BCI transaction.

Corporate Group

     The Corporate Group includes the Company's Corporate headquarters and Geotest, Inc. subsidiary, which in accordance with a December 1996 definative agreement, was sold by the Company. The Company's Corporate Group generated a loss before net interest expense, amortization, depreciation and other charges of $9.1 million and $5.6 million in 1996 and 1995, respectively. The increase in the Company's 1996 general and administrative expenses was due to costs associated the Company's investing and financing activities as well as the expansion of the corporate group. Revenues from corporate group subsidiary were $3.9 million in 1996, compared to revenues of $2.8 million in 1995.

     The Company's Corporate Group generated a loss before net interest expense, amortization, depreciation and other charges of $5.6 million for 1995 and 1994. Although the loss was stable, the Company's 1995 general and administrative expenses increased due to costs associated with the expansion of the corporate group. This increase was offset by the 1994 reserve against a loan receivable. Revenues from corporate group subsidiary were $2.8 million in 1995, compared to revenues of $1.2 million in 1994.

Liquidity and Capital Resources

     The Company requires significant additional capital to implement its wireless communications strategy. In order to effect its strategy, the Company increased its debt borrowing and entered into a series of transactions, including the sale of convertible notes and convertible preferred stock during the year ended December 31, 1996. At December 31, 1996, the Company had $103.6 million of cash and cash equivalents as well as $40.0 million available under a line of credit facility. Also, as further discussed later in this section , the Company has a $100.0 million vendor credit agreement with HNS for the purchase of infrastructure equipment and in January 1997, the Company received $25.0 million from the sale of its Series P Convertible Preferred Stock to investors affiliated with George Soros.

     The Company's short term cash needs are attributable primarily to capital expenditures, marketing and general and administrative expenses and research and development costs associated with the implementation and deployment of its digital FHMA(R) networks. One of the advantages of the Company's FHMA(R) system is its modularity, which allows the Company to execute a flexible roll-out plan requiring a relatively low investment in infrastructure in a given geographical area (compared to other wireless communications systems) in order to provide initial commercial service. Additionally, the Company is rolling out its U.S. Network market by market and is targeting customers which require primarily local or regional coverage. Management believes that this modularity and its local deployment provides the Company flexibility in controlling its financial resources by accelerating or slowing down the rate at which the U.S. Network is rolled out in various markets without materially impacting the business results, or cash flows, of its then operating city network.

    The Company estimates that a minimum average initial capital investment of approximately $7 million is required to roll-out its U.S. network in an average target market. Additional expenditures will be required later in a given market if and when increased subscriber capacity or coverage is needed. In addition, the Company currently estimates that it will continue its present level of research and development expenses during the next 12 months in connection primarily with enhancements to the system and other related projects.

    The Company is planning to raise capital and use existing line of credit facilities during the next 12 months to continue financing its current operating plan. The Company's long term capital needs relate to the planned roll-out of the U.S. Network in over 40 cities, the repayment of convertible debt and redeemable preferred stock (if such are not converted into equity), the repayment of the Company's vendor credit and Senior Secured Discount Notes due 2005, the financing of international digital wireless networks, and the acquisition of businesses in the field of telecommunications and of spectrum in the United States and internationally. The Company is currently pursuing various alternatives for raising capital including issuance of equity and debt securities, as well as a combination thereof and other sources. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms, or at all. The failure to obtain such financing will cause the Company to significantly alter its U.S. Network roll-out plan; financing its international digital wireless networks and joint ventures; and, defer certain discretionary expenditures.

     The following discussion of liquidity and capital resources, among other things, compares the Company's financial and cash position as of December 31, 1996, to the Company's financial and cash position as of December 31, 1995.

     During 1996, cash and cash equivalents increased by $42.2 million to $103.6 million, while working capital increased by $32.6 million to $101.8 million as of December 31, 1996.

Operating Activities

     Cash utilized in connection with operating activities, for the year ended December 31, 1996, amounted to $88.3 million. This included changes in operating assets and liabilities of $7.2 million. This change was primarily related to an increase in inventory of $23.6 million, advances made to suppliers for subscriber unit production of $11.5 million, offset by an increase in accounts payable and accrued expenses of $32.5 million attributable to an increase in activity due to the roll-out of the U. S. Network and approximately $9.5 million in advances received from Anam Telecom for infrastructure and subscriber units.

Investing Activities

    Cash outflows from investing activities was $62.9 million. This was inclusive of a decrease in temporary investments of $7.9 million and the decrease in restricted cash of $27.6 million. The Company expended $50.0 million to acquire equipment during 1996 and capitalized $7.1 million in interest on construction in progress and FCC licenses.

     During the year ended December 31, 1996, the Company expended $30.2 million for spectrum licenses. In July 1996, through the Federal Communication Commission's (the "FCC") 900 MHz Spectrum auctions, the Company purchased 181 10-channel blocks in 42 regional service areas known as Major Trading Areas at an aggregate cost of approximately $30.9 million. At December 31, 1995, the Company had $8.0 million on deposit with the FCC which was applied to the purchase price in 1996. The remainder was paid in 1996 with the proceeds from the Company's $24.5 million loan agreement with HNS as more fully discussed later in financing activities.

    In July 1996, the Company contributed approximately $7.7 million to Anam Telecom on account of the Company's portion of the initial capitalization of Anam Telecom and $1.8 million to the Korean Ministry of Information for the Company's portion of Anam Telecom's nationwide license in Korea. In November 1996, Anam Telecom reimbursed the Company $1.4 million in expenses previously incurred by the Company in connection with the Korean license bid activity.

    In August 1996, the Company purchased the remaining 50% ownership interest in software developer M.I.S. Information Systems Ltd. ("MIS") effective July 1, 1996. MIS was formed in 1994 as a 50/50 joint venture between the Company and Decision Systems Israel Ltd. The remaining 50% interest was acquired for a $2 million promissory note which bears interest at 8.25% per annum and is due July 1, 1998. The Company attributed the excess of consideration paid over the fair value of net the assets acquired, approximately $1.9 million, to an acquired research and development project and expensed this amount at the time of the purchase as the acquisition primarily related to ongoing software development projects in process.

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

     In April, 1996, the Company and S-C Rig Investments - III, L.P. ("S-C Rig"), a significant stockholder of the Company, which is affiliated with George Soros, entered into an agreement whereby S-C Rig made a $40.0 million unsecured credit facility the ("S-C Rig Credit Facility") available to the Company beginning June 1996. Under the terms of the S-C Rig Credit Facility, all borrowings are required to be made prior to April 5, 1998. All borrowings under the S-C Rig Credit Facility will accrue interest at a rate of 10% per annum and will mature four years from the date of the final borrowing thereunder. The Company will be obligated to pay S-C Rig a fee equal to 3% of each borrowing under the credit facility at the time of such borrowing. Borrowings under the S-C Rig Credit Facility will constitute senior indebtedness of the Company. At

December 31, 1996, there were no outstanding loans under the S-C Rig Credit Facility. In connection with the establishment of the S-C Rig Credit Facility, the Company issued to S-C Rig a five-year warrant to purchase approximately 4.2 million shares of Common Stock at an exercise price of $9.50 per share (subject to adjustment in certain circumstances). This warrant is exercisable at any time.

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

    In September 1996, the Company, through its wholly owned subsidiary Geotek Financing Corporation ("GFC"), entered into a series of agreements with Hughes Network Systems, Inc. ("HNS") under which HNS agreed to manufacture at least 50% of certain components utilized by the Company in its 900 MHz infrastructure equipment and to provide the Company with up to $100 million in vendor credit financing, the last $50 million of which is subject to the satisfaction of certain conditions. Under the terms of the vendor credit financing agreement, the Company will finance 90% of its purchases of infrastructure related equipment from HNS until June 1999. All borrowings made under the agreement bear interest, payable quarterly, at a rate of 11% per annum until December 1999. Beginning December 1999, principal and interest are to be repaid semi-annually in equal installments over a five year period.

In connection with the above agreement, the Company issued HNS seven year Warrants to purchase 2,500,000 shares of the Company's common stock. The warrants allow HNS to purchase 1,000,000 shares at $8.625 Per share, 1,000,000 shares at $10.78 per share, and 500,000 shares at $12.94 per share. These warrants are exercisable at any time after September 27, 1997. The warrants, which have been valued at approximately $8.7 million, are being amortized over the life of the facility and the related debt payback period.

In October 1996, the Company borrowed $24.5 million under the Company's line of credit agreement with HNS. Under the terms of the agreement, the two year loan bears interest at 12%, payable quarterly and is convertible by the holder, beginning 181 days after draw down, at the lower of 90% of the average sale price of the Company's common stock for the 10 days preceding conversion or $9.75. The loan proceeds were used to finance the cost of licenses acquired in the FCC auction.

    In December 1996, the Company sold 1,000 shares of its Series O Convertible Preferred Stock ("Series O Stock") to a group of investors for an aggregate purchase price of $50 million. The Series O Stock pays dividends in either shares of the Company's Common Stock or cash at a rate of 10% per annum (12% per annum after a dividend payment failure). Additionally, commencing April 1, 1997, each share of Series O Stock is convertible by the holder into the number of shares of the Company's Common Stock as obtained by dividing the $50,000 stated value per share plus any accrued or unpaid dividends at the date of conversion, by the lowest daily volume weighted average price of the Company's Common Stock during the four trading days immediately preceding conversion multiplied by the conversion factor (the conversion factor begins at 100% and becomes 95%, 90% and 88% on June 29, 1997, December 31, 1997, and June 29, 1998, respectively). However, the holder can only convert up to a maximum of 20% prior to June 30, 1997, an additional 30% prior to December 31, 1997 an additional 30% prior to

June 29, 1998 and the remaining balance thereafter. In connection with this transaction, the Company issued warrants to purchase 1.7 million shares of the Company's Common Stock at $9.2625 per share (subject to adjustment in certain circumstances). The warrants are exercisable at any time, and from time to time, before June 30, 2000.

     In January 1997, the Company sold to entities affiliated with George Soros, 500 shares of its Series P Convertible Preferred Stock ("Series P Stock") for an aggregate purchase price of $25 million. The Series P Stock contains terms which are substantially similar to those related to the Series O Stock. In connection with this transaction, the Company issued warrants to purchase 850,000 shares of the Company's Common Stock at $9.2625 per share (subject to adjustment in certain circumstances). The warrants are exercisable at any time, and from time to time, before June 30, 2000.

     The Company paid cash dividends totaling approximately $5.1 million on its outstanding preferred stocks during 1996. Proceeds from the exercise of warrants and options totaled approximately $2.6 million in 1996.

     Based on the Company's current business plan, the Company estimates that it will need approximately $250 million of additional financing through 1999 to implement its U.S. Network in all of its target markets. The amount of additional financing will increase if the Company experiences delays in the commercial implementation of its U.S. Network (which have occurred in the past), including loading subscribers on the U.S. Network, cost overruns or unanticipated cash needs. The Company also expects to need substantial additional financing to fund the deployment of NB3's digital wireless network and its other international operations and opportunities. Although the Company believes that the marcrocellular architecture of its FHMA(R) network will permit the Company to control its cash expenditures to a limited extent by focusing its activities in certain markets while reducing or delaying its activities in other markets, the failure by the Company to obtain necessary financing on a timely basis may prevent the Company from expanding coverage, adding subscribers or offering additional services in some or all of its U.S. markets and forego certain international opportunities.

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

Recently Issued  Accounting  Pronouncements

     In February 1997, the Financial Accounting Standard Board issued statement No.128 "Earnings Per Share" which is applicable for financial statements issued after December 15, 1996. The adoption of this standard will have no impact on the Company as the Company is in a loss position and only needs to present basic earnings per share as the inclusion of common stock equivalents or convertible securities has an antidilutive effect on the calculation of earnings per share.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Geotek Communications, Inc. and Subsidiaries

   Reports of Independent Accountants                                 F-1 - F-2

   Consolidated Balance Sheets as of December 31, 1995 and 1994             F-3

   Consolidated Statements of Operations for the years ended
     December 31, 1995, 1994 and 1993                                       F-4

   Consolidated Statements of Changes in Shareholders' Equity for
     the years ended December 31, 1995, 1994 and 1993                 F-5 - F-6

   Consolidated Statements of Cash Flows for the years ended
     December 31, 1995, 1994 and 1993                                 F-7 - F-8

   Notes to Consolidated Financial Statements                        F-9 - F-41


Separate Company Financial Statements for Subsidiaries whose
    Capital Stock is Pledged as Collateral.

    National Band Three, Ltd.                                       F-42 - F-61

    Bogen Communications International, Inc and Subsidiaries        F-62 - F-84

                      [COOPERS & LYBRAND L.L.P. LETTERHEAD]

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Geotek Communications, Inc.:

We have audited the consolidated financial statements and the consolidated financial statement schedule of Geotek Communications, Inc. and Subsidiaries as listed in Item 14(a)(1) and (2) of this Form 10-K. The consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits. We did not audit the financial statements of Geotek Technologies Israel Ltd., formerly PowerSpectrum Technologies, Ltd., a consolidated research and development entity, which statements reflect losses from operations of approximately 13%, 22%, and 26% of the corresponding consolidated totals in 1996, 1995 and 1994, respectively. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Geotek Technologies Israel Ltd. for 1996, 1995, and 1994, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits, and the report of other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above presently fairly, in all material respects, the consolidated financial position of Geotek Communications, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of its operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, based on our audits and the report of other auditors, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                      COOPERS & LYBRAND L.L.P.

New York, New York
March 31, 1997

                    [SHACHAK PEER REZNICK & CO. LETTERHEAD]

                     AUDITORS' REPORT TO THE SHAREHOLDERS OF

To the shareholders of GEOTEK TECHNOLOGIES ISRAEL (1992) LTD.

We have audited the accompanying  balance sheets of GEOTEK  TECHNOLOGIES  ISRAEL
(1992) LTD. (f/k/a Powerspectrum Technology Ltd.) (Hereinafter - "the Company") as of December 31, 1996 and 1995, and the statements of operation, changes in shareholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, including those prescribed under the Israeli Auditors' Regulations (Auditor's Mode of Performance), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether caused by an error in the financial statements or by an irregularity therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a fair basis for our opinion.

The financial statements referred to above have been prepared on the basis of historical cost, restated for the general purchasing power of the Israeli currency, in conformity with statements of the Institute of Certified Public Accountants in Israel. Condensed financial statement in nominal values, are presented in Note 20.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995 and the results of its operations, changes in shareholders' equity and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles in Israel which are essentially identical in all material matters to the accounting principles generally accepted in the US.

Without qualifying our opinion, we draw attention to Note 1B as to the Company's dependence upon further funding by shareholders or others.

Pursuant to Section 211 of the Companies Ordinance (New Version) 1983, we state that we have obtained all the information and explanations we required and that our opinion on the above mentioned financial statements is given according to the best of our information and the explanations received by us and as shown by the books of the Company.

SHACHAK PEER REZNICK & CO.
Certified Public Accountants (Israel)

Tel Aviv, Israel
March 26, 1997

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1996 and 1995
                  (Dollars in thousands, except per share data)

       ASSETS                                             1996            1995
                                                          ----            ----
Current assets:
Cash and cash equivalents ............................  $ 103,605    $  61,428
Temporary investments ................................                   7,945
Restricted cash ......................................      9,418       36,971
Accounts receivables trade, net of allowance
  for doubtful accounts of $1,346 in 1996
  and $1,487 in 1995 .................................     15,435       14,028
Inventories, net .....................................     28,150       10,483
Deposits for spectrum licenses .......................                  11,500
Prepaid expenses and other current assets ............     23,384        5,621
                                                        ---------    ---------
  Total current assets ...............................    179,992      147,976

Investments in affiliates ............................     36,972        3,078
Property, plant and equipment, net ...................     93,581       66,110
Intangible assets, net ...............................     91,508       68,181
Other assets, principally debt issuance costs ........     28,069        7,219
                                                        ---------    ---------
                                                        $ 430,122    $ 292,564
                                                        =========    =========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

Accounts payable - trade .............................  $  20,587    $  17,948
Accrued expenses and other ...........................     49,279       23,005
Notes payable, banks and other .......................      8,075        8,285
Current maturities, long-term debt ...................        261       29,577
                                                        ---------    ---------
  Total current liabilities ..........................     78,202       78,815
                                                        ---------    ---------

Long-term debt .......................................    215,430       95,875
Other non current liabilities ........................      1,008        1,217
Minority interest ....................................        438          395

Redeemable preferred stock ...........................     40,000       40,000

Commitments and contingent liabilities

Shareholders' equity:

  Preferred stocks, $.01 par value: ..................         11           11
  Common stock, $.01 par value:
       Authorized 135,000,000 and 99,000,000,
       respectively, issued 60,026,000 and 55,251,000
       shares respectively, outstanding 59,788,000
       and 55,013,000 shares, respectively ...........        600          553
  Capital in excess of par value .....................    429,483      272,456
  Foreign currency translation adjustment ............        942        1,012
  Accumulated deficit ................................   (334,606)    (196,384)
  Treasury stock, at cost (238,000 common shares) ....     (1,386)      (1,386)
                                                        ---------    ---------
                                                           95,044       76,262
                                                        ---------    ---------
                                                        $ 430,122    $ 292,564
                                                        =========    =========

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1996, 1995 and 1994
                  (Dollars in thousands, except per share data)


                                                1996             1995            1994
                                                ----             ----            ----
Revenues:
Net product sales .......................   $     58,868    $     52,613    $     48,370
Service income ..........................         33,926          27,666          24,621
                                            ------------    ------------    ------------

Total revenues ..........................         92,794          80,279          72,991
                                            ------------    ------------    ------------

Costs and expenses:

Cost of goods sold ......................         41,034          32,380          31,174
Cost of services ........................         40,057          20,391          16,578
Research and development ................         37,528          35,580          19,477
Marketing ...............................         38,684          28,024          18,291
General and administrative ..............         44,838          30,827          19,850
Interest expense ........................         30,477          16,714           3,101
Interest income .........................         (5,834)         (5,148)         (2,761)
Amortization of intangibles .............          4,166           4,162           2,772
Equity in losses of investees ...........             79           4,895           3,056
Other (income) expenses .................         (1,953)         (2,597)          3,027
                                            ------------    ------------    ------------

Total costs and expenses ................        229,076         165,228         114,565
                                            ------------    ------------    ------------
Loss from operations before taxes
    on income and minority interest .....       (136,282)        (84,949)        (41,574)
Taxes on income .........................         (1,603)         (2,222)           (660)
Minority interest .......................           (337)            (28)           (171)
                                            ------------    ------------    ------------

Net Loss ................................       (138,222)        (87,199)        (42,405)

Preferred dividends .....................         (8,058)         (4,132)         (2,066)
                                            ------------    ------------    ------------

Net loss applicable to common stock .....   $   (146,280)   $    (91,331)   $    (44,471)
                                            ============    ============    ============
Weighted average number of common
   shares outstanding ...................     58,305,000      52,329,000      49,687,000
                                            ============    ============    ============

Per common share:

     Net loss applicable to common shares         $(2.51)         $(1.75)        $(0.90)
                                                  ======          ======        =======

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         as of and for the years ended December 31, 1996, 1995 and 1994
                                 (In Thousands)

                                                                                                Foreign
                                            Preferred  Stock      Common Stock   Capital in    Currency
                                            ----------------     --------------   Excess of   Translation  Accumulated   Treasury
                                            Shares    Amount     Shares  Amount   Par Value   Adjustment     Deficit       Stock
                                            ------    ------     ------  ------   ---------   ----------    ---------    ---------
Balance, January 1, 1994                      345       $3       45,989  $460     $137,151      $(204)       $(66,780)      $(1,386)
Issuance of common stock and warrants:
   Exercise of warrants and options                               1,394    14        3,833
   Conversion of Series A preferred stock    (345)      (3)         345     3
Acquisition of minority interest in Bogen                           233     2        3,439
Sale to Vanguard pursuant to
   stock purchase agreement                                       2,500    25       29,225
Issuance of shares to Vanguard pursuant to
   management consulting agreement                                  258     3        2,514
Acquisition of additional interest in GMSI                          150     2        1,630
Issuance of warrants in connection with note
   payable                                                                             925
Issuance of Series I Preferred Stock                                                10,000
Preferred dividends                                                                 (2,066)
Changes in currency translation adjustment                                                        971
Net Loss                                                                                                      (42,405)
                                            -----      ---       ------  ----     --------     ------       ---------       -------
Balance, January 1, 1995                        0       $0       50,869  $509     $186,651       $767       $(109,185)      $(1,386)

Issuance of common stock and warrants:
   Exercise of warrants and options                                 466     5        1,158
Shares issued for acquisition of minority
   interest in Geotek Technologies Israel,
   formerly PST                                                   1,800    18        8,550
Issuance of shares to RDC                                           338     3        2,997
Issuance of shares to Vanguard pursuant to
   management consulting agreement                                  300     3        2,436
Issuance of shares in connection with
  research and development project                                  250     3        2,029
Issuance of shares in connection with debt
  conversion                                                      1,228    12        8,008
Issuance of warrants in connection
  with note payable                                                                  1,800
Issuance of warrants in connection with
  bonds payable                                                                     32,107
Issuance of Series K Preferred Stock                                                10,000
Issuance of Series L Preferred Stock        1,062      $11                           9,692
Issuance of Series M Preferred Stock            1                                   11,160
Preferred dividends                                                                 (4,132)
Changes in currency translation adjustment                                                        245
Net Loss                                                                                                      (87,199)
                                            -----      ---       ------  ----     --------     ------       ---------       -------
Balance, December 31, 1995                  1,063      $11       55,251  $553     $272,456     $1,012       $(196,384)      $(1,386)
                                            =====      ===       ======  ====     ========     ======       ==========      =======

                 See notes to consolidated financial statements

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, Continued

         as of and for the years ended December 31, 1996, 1995 and 1994
                                 (in Thousands)

                                                                                               Foreign
                                            Preferred  Stock      Common Stock   Capital in    Currency
                                            ----------------     --------------   Excess of   Translation  Accumulated   Treasury
                                            Shares    Amount     Shares  Amount   Par Value   Adjustment     Deficit       Stock
                                            ------    ------     ------  ------   ---------   ----------    ---------    ---------

Balance, January 1, 1996                      1,063       $11   55,251      $553    $272,456       $1,012  $(196,384)    $(1,386)
Issuance of common stock and warrants:
     Exercise of warrants and options                              644         6       2,662
Issuance of shares to Vanguard pursuant to
     management consulting agreement                               199         2       2,059
Issuance of shares in connection with
  the acquisition of SMR License                                   191         2       1,998
Issuance of shares in connection with senior
     note conversion                                             3,261        32      26,869
Issuance of shares in connection with note
  conversion                                                       102         1         849
Issuance of shares for preferred dividend                          353         4       2,917
Issuance of warrants in connection with
  long-term credit facility                                                           13,400
Issuance of warrants in connection with
  vendor credit facility                                                               8,745
Issuance of warrants in connection with
  organization of a joint venture                                                      2,236
Issuance of Series N Preferred Stock             55                                   53,350
Conversion of Series N Preferred Stock                              25         0           0
Issuance of Series O Preferred Stock              1                                   50,000
Preferred dividends                                                                   (8,058)
Changes in currency translation adjustment                                                            (70)
Net Loss                                                                                                    (138,222)
                                              -----       ---   ------      ----    --------       ------  ---------     -------
Balance, December 31, 1996                    1,119       $11   60,026      $600    $429,483       $  942  $(334,606)    $(1,386)
                                              =====       ===   ======      ====    ========       ======  ==========    =======

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1996, 1995 and 1994
                             (Dollars in thousands)

                                                                          1996        1995        1994
                                                                       ---------    --------    --------
Cash flows from operating activities:
    Net loss .......................................................   $(138,222)   $(87,199)   $(42,405)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Minority interest ..........................................          43          28         171
        Depreciation and amortization ..............................      20,068      10,124       7,438
        Provisions for inventory reserve for lower of cost or market       5,483       1,586       1,195
        Post acquisition adjustment for utilization of acquired
            net operating loss carryforwards .......................         357         950         573
        Non cash interest expense ..................................      26,595      11,901         391
        Non cash license income ....................................        (279)       (658)
        Gain on sale of property, plant and equipment ..............                     (93)
        Non cash acquisition of minority interest of a subsidiary,
            assigned to a research and development project .........       1,861
        Reserve for impairment of loan .............................                               3,500
        Deferred taxes .............................................         614
        Equity in losses of investees ..............................          79       4,895       3,056
        Issuance of stock for management consulting fee ............       2,061       2,439       2,517
        Issuance of shares in connection with
            research and development project .......................                   2,032
        Non cash related party compensation expense ................         100          90
    Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable .............      (4,184)     (1,945)        876
            Increase in inventories ................................     (23,570)     (3,398)     (3,061)
            (Increase) decrease in prepaid expenses and other assets     (12,019)      3,102      (5,312)
            Increase in accounts payable and accrued expenses ......      32,547      13,182       6,900
            Other, net..............................................         216       1,400          84
                                                                       ---------    --------    --------
Net cash used in operating activities ..............................     (88,250)    (41,564)    (24,077)
                                                                       ---------    --------    --------

Cash flows from investing activities:

    Acquisition of, and deposits for, spectrum licenses ............     (30,192)    (13,149)    (12,963)
    Net decrease (increase) in temporary investments ...............       7,945      14,015     (14,087)
    Non cash transaction expense for BCI ...........................                     740
    Change in restricted cash ......................................      27,553     (34,416)     (2,555)
    Proceeds from sale of interests in Bogen & Speech Design .......                   7,000
    Contract deposits -other current assets ........................      (2,261)     (1,227)
    Acquisitions of property, plant and equipment ..................     (50,046)    (33,853)    (10,458)
    Capitalized interest on construction in progress &
        pre-commercial spectrum licenses ...........................      (7,168)       (487)
    Proceeds from sale of property, plant and equipment ............         106         250
    Cash used in acquisition of subsidiaries or joint ventures
        contributed to, net ........................................      (8,798)     (9,732)    (25,842)
    Loan to Harris Adacom B.V ......................................                              (3,500)
    Other, net......................................................         (48)      2,106         ___
                                                                       ---------    --------    --------
Net cash used in investing activities ..............................     (62,909)    (68,753)    (69,405)
                                                                       ---------    --------    --------
                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
              for the years ended December 31, 1996, 1995 and 1994
                             (Dollars in thousands)

                                                                                 1996            1995           1994
                                                                                 ----            ----           ----
Cash flows from financing activities:
    Net borrowings (repayments) under line-of-credit agreements                     24            (1,000)         2,390
    Proceeds from debt and warrants                                                                               2,674
    Repayments of debt                                                          (2,038)           (2,311)        (1,507)
    Proceeds from issuance of convertible notes                                 75,000
    Proceeds from drawdown of credit agreement                                  24,500
    Proceeds from issuance of common stock                                                         3,000
    Proceeds from issuances of convertible preferred stock                     103,350            30,863         10,000
    Deferred financing costs                                                    (3,300)           (4,692)
    Financing costs                                                             (1,080)
    Proceeds from issuance of senior secured note & related warrants                              36,000         25,000
    Repayments of  secured note                                                                  (25,000)
    Proceeds from issuance of senior secured notes & related warrants                            110,079
    Proceeds from issuance of stock and warrants to Vanguard                                                     29,250
    Proceeds from exercise of warrants and options                               2,568             1,073          3,848
    Payments for preferred dividends                                            (5,138)           (4,132)        (2,066)
    Repayment of capital lease obligations                                        (498)             (617)
    Other, net                                                                     149                             (289)
                                                                              --------           -------       --------
Net cash provided by financing activities                                      193,537           143,263         69,300
                                                                              --------           -------       --------
Effect of exchange rate changes on cash                                           (201)              951             27
Increase (decrease) in cash and cash equivalents                                42,177            33,897        (24,155)
Cash and cash equivalents, beginning of year                                    61,428            27,531         51,686
                                                                              --------           -------       --------
Cash and cash equivalents, end of year                                        $103,605           $61,428       $ 27,531
                                                                              ========           =======       ========

Supplemental cash flow information:
    Interest paid                                                               $7,511            $5,923         $3,142
    Income taxes paid                                                            2,440
Supplemental schedule of noncash investing and financing activities:
    Summary of acquired subsidiaries:
        Assets acquired in purchase transactions                                   133            14,840
        Liabilities assumed in purchase transactions                               257            13,466          2,066
    Summary of contribution to joint venture:
        Assets contributed                                                      10,298
        Liabilities contributed                                                  7,703
    Acquisition of additional interest in GMSI                                                                    1,631
    Bogen, Inc. minority interest                                                                                 3,441
    Management consulting fees paid in common stock                              2,061             2,439          2,517
    Issuance of Common shares in connection with research &
        development project                                                                        2,032
    Non cash transaction expense for BCI                                                             740
    Issuance of common shares in connection with senior note conversion         27,981             8,020
    Conversion of debenture by-related party into shares of subsidiary                               812
    Issuance of common shares for acquisition of minority interest
        in Geotek Technologies Israel Ltd ("GTI-Israel"), formally PST                             8,568
    Acquisition of assets under capital lease                                                        986
    Issuance of convertible note for minority interest in GTI-Israel               800
    Issuance of common shares in connection with acquisition of SMR License      2,000
    Issuance of common shares for preferred dividends                            2,920
    Issuance of note payable to acquire remaining 50% interest in MIS            2,000

                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. Basis of Presentation and Summary of Significant Accounting Policies:

    Basis of Presentation and Principles of Consolidation

    The consolidated financial statements of Geotek Communications, Inc. ("the Company") include all wholly-owned, majority-owned and controlled subsidiaries. The Company accounts for 20%-50% owned entities by the equity method. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the 1995 and 1994 financial statements and notes have been reclassified to conform to the 1996 presentation.

    The Company's existing cash resources as of December 31, 1996 and expected cash flow from operations will be insufficient to fund the full implementation of the Company's current operating plan for the roll-out of the U.S. digital wireless network, international expansion and infrastructure equipment sales. The Company is in the commercialization stages of its domestic networks and, as a result, has not yet generated positive cash flow. The Company is planning to raise capital during 1997 and plans to use existing line of credit facilities to continue to finance its current operating plans which includes significantly increasing the number of subscribers on the U.S. Network during 1997, the buildout of the U.S. Network infrastructure as well as the related sales of its products. The failure to obtain such financing will cause the Company to significantly alter its current U.S. Network roll-out plan as well as its plans for expansion of its international digital wireless networks. Altering the U.S. Network roll-out plan will not impair the productivity of the Company's active markets due to the benefits of the macrocellular architecture that the Company's infrastructure is based on. The Company believes that its ability to delay expenditures relating to the U.S. Network roll-out and international expansion, or to defer discretionary spending, will ensure that the Company has sufficient liquidity to operate throughout 1997.

    The Company's current and proposed digital wireless services involve a complex integration of sophisticated voice and data applications that utilize newly-developed hardware and specialized software products. The implementation of the U.S. digital wireless network has raised a number of technical challenges. The integration of voice and data services has presented various technical issues, primarily involving software, which have adversely affected performance of the U.S. wireless system and delayed scheduled implementation of the U.S. network in new markets and the loading of subscribers in the Company's existing markets. The introduction of additional services and the loading of additional subscribers is expected to require further hardware and software modifications in order to integrate such services with the existing digital wireless services, which may present new technical issues.

    Furthermore, each of the Company's United States target markets could present unique technical issues due to differences in geography and topography. These factors have caused technical issues in certain of the Company's existing markets (including the New York City metropolitan area) and could adversely affect the introduction of services in other markets. Technical difficulties in the operation and performance of the U.S wireless network also may be experienced as additional subscribers are added in a particular market or as the coverage area in any market is increased. There can be no assurance that the Company will be able to develop or modify hardware or software to integrate successfully the planned voice and data applications, or to resolve other technical difficulties that may arise, on a timely or cost-effective basis. This could result in further delays in the implementation of the U.S. Network and adversely affect the Company's ability to add subscribers.

    The Company may eventually need additional spectrum, beyond what it is already under agreement to acquire. It is possible, because spectrum is a finite resource, that the Company may be limited in the future in the spectrum it is able to acquire to suit its growing needs, In such an event, the Company's limited access to spectrum could inhibit the Company's growth and ability to expand its service capacity.

    The Company is dependent upon a relatively small number of manufacturers for its products. Rafael currently is manufacturing the base station equipment for the U.S. wireless network on a schedule that is intended to enable the Company to meet its projected roll-out. Other third parties, including Mitsubishi Consumer Electronics of America ("MCEA"), Hughes Network Systems, Inc. ("HNS"), and Farbell Electronics currently are manufacturing subscriber units and certain other components of the system hardware for the U.S. wireless network on a schedule to meet anticipated subscriber demand. There can be no assurance that such third parties will deliver such equipment on a timely basis. Although the Company believes that it can obtain all components necessary to build the digital wireless system from other sources, it may encounter delays in the event of a component shortage due to the time needed to identify alternative sources and manufacture substitute components. Failure to obtain hardware components on a timely basis or at satisfactory prices could result in delays or cost overruns in the implementation of the U.S. digital wireless system.

    Many of the target customers for digital wireless service currently use other wireless communications services. In order to be successful, the Company will need to migrate a portion of its target customers from their existing wireless service providers to those provided by the Company over its digital wireless network. The Company's ability to migrate its target customers over to its services will be highly dependent on the perceived utility of the Company's services to its target customers as compared to the services currently utilized by such customers. Because there currently is no integrated wireless communications network commercially available that is comparable to the digital wireless network to be offered by the Company, the extent of the demand for the Company's wireless communications services cannot be predicted with any degree of certainty. The demand for the Company's digital wireless communications services also could be affected by other matters beyond its control, such as the future cost of subscriber equipment, technolocy changes and enhancements, marketing and pricing strategies of domestic and international competitors and general economic conditions.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used for, among other things, allowance for doubtful accounts, inventory reserve for the lower of cost or market, product warranty reserves, depreciation and amortization and the estimated lives of assets, including intangibles.

    Revenue Recognition

    Commercial manufacturing product revenues for the Company's Bogen Communications International subsidiary ("BCI"), net of expected sales returns, are recognized upon shipment. Revenues for the Company's GMSI, Inc. subsidiary relating to contracts for the sale of wireless dispatch products are recognized using the percentage of completion method. Revenues for service income are recognized when services are provided. Deferred revenues are recognized when the customer is billed in advance and is recorded in income in the period to which the advance billing relates. Revenues for the Company's Geotek Technologies, Inc. subsidiary relating to the sale of digital wireless networks and related customer equipment are recognized upon customer acceptance.

    Inventories

    Inventories, which include handsets and telephone peripherals, are stated at the lower of cost (first-in, first-out method) or market.

    Cash Equivalents

    Cash equivalents are highly liquid debt instruments purchased with an original maturity of three months or less, and are considered to be cash equivalents for cash flow reporting purposes.

    Temporary Investments

    Management determines the appropriate classification of its investments in debt securities with maturities of more than three months at the time of purchase and evaluates such determination at each balance sheet date. Debt securities for which the Company has the intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. At December 31, 1996 and 1995, the Company did not have any investments in equity or debt securities that qualified as trading or available for sale.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Property, Plant and Equipment

    Property, plant and equipment is stated at cost. Property, plant and equipment acquired through acquisition is recorded at the fair value at the date of acquisition. Depreciation and amortization are provided principally by the straight-line method over the estimated useful lives of the related assets which range between 3 and 10 years. Gains or losses arising from dispositions are recorded in operations.

    Interests costs incurred on borrowings during the construction phase of the network infrastructure buildout for each market (until the assets are substantially complete and ready for use) are capitalized and depreciated over the service life of the equipment. Interest capitalized amounted to $2.6 million and $0.5 million in 1996 and 1995, respectively.

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

    FCC and other private radio licenses are recorded at cost and are amortized over twenty years. Interest costs incurred on borrowings during the period during which certain FCC Licenses being readied for use is capitalized and amortized over the life of the license once the market to which the license pertains becomes commercial. Interest capitalized amounted to $3.9 million in 1996.

    Foreign Currency Translation

    For international operations, assets and liabilities are translated at year-end exchange rates and income statement items are translated at average exchange rates for the period. Resulting translation adjustments are recorded as a separate component of shareholders' equity.

    Research and Development

    Research and Development expenditures are expensed as incurred. All expenses relating to research and development ventures are recorded, net of grants, as research and development expense. Grants are recorded once the Company receives approval reflecting the fact that all terms and conditions relating to the expenditures have been met.

    Taxes on Income

    The Company provides for deferred taxes on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax asset will not be realized.

    The Company does not provide for taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted because the Company considers these earnings to be permanently invested in these operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Loss Per Common Share

    Net loss per common share is computed by dividing the net loss, after preferred stock dividend requirements, by the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded since the effect would be anti-dilutive.

    Long-Lived Assets

    In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which is effective for fiscal years beginning after December 31, 1995. The Company adopted this standard in 1996; the impact was immaterial.

2.  Acquired and Disposed of Operations:

    Wireless Networks in Germany

    In November 1996, the Company entered into a partnership agreement with RWE Telliance A.G. ("RWE") to merge their respective German mobile radio networks upon the approval of the appropriate regulatory authority in Germany. Under the terms of the agreement, each of the Company and RWE owns 50% of the merged entity. In December 1996, the Company and RWE received approval from the appropriate authority to complete the merger. The Company no longer controls its German networks and, therefore has deconsolidated these networks as of December 31, 1996 and accounts for the merged German entity under the equity method of accounting. The Company's investment in the merged entity is $23 million (see Note 5) at December 31, 1996 which includes $20.0 million of goodwill which is being amortized over approximately 18 years.

    Communication Products

    In August 1995, the Company transferred its interest in Speech Design GmbH and Bogen Communications, Inc. to Bogen Communications International ("BCI") (formerly, European Gateway Acquisition Corporation) in exchange for $7.0 million in cash, $3.0 million in convertible notes, approximately 64% of BCI's common shares and warrants to purchase 200,000 shares of BCI common stock. Effective January 1, 1996, the $3.0 million convertible notes were reduced and restructured to a $0.5 million non-convertible promissory note due July 1997. In connection with this restructuring, the Company was granted an option to purchase up to $3.0 million of the common stock of BCI at up to a 35% discount. This option expires on October 31, 1997. The BCI warrant holders hold approximately 3,800,000 warrants to purchase one share of BCI common stock for between $5.00 and $5.50. These warrants are callable upon the occurrence of certain events.

    Other Acquisitions

    In July 1996, in a private transaction, the Company issued a Convertible Promissory Note ("Promissory Note") in the amount of $800,000 due December 31, 1996 in exchange for shares, held by a minority shareholder, in the Company's subsidiary Geotek Technologies Israel ("GTI-Israel"), formerly PST. The Company recorded this amount as additional goodwill in GTI-Israel and is amortizing it over 20 years. The Promissory Note pays interest at a rate of 6% per annum until conversion or until maturity and is convertible at the closing price of the Company's common stock on the day preceding the holder's notice to convert. In October 1996, the holder converted the Promissory Note and accrued interest into approximately 102,000 shares of the Company's common stock. As of December 31, 1996, the Company owns 97% of GTI-Israel.

    The Company purchased the remaining 50% ownership interest in software developer M.I.S. Information Systems Holdings Ltd. ("MIS") effective July 1, 1996. MIS was formed in 1994 as a 50/50 joint venture between the Company and Decision Systems Israel Ltd. The remaining 50% interest was acquired for a $2 million promissory note which bears interest at 8.25% per annum and is due July 1, 1998. The Company attributed the excess of consideration paid over the fair value of net the assets acquired, approximately $1.9 million, to an acquired research and development project and expensed this amount at the time of the purchase as the acquisition primarily related to ongoing software development projects in process.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Temporary Investments:

    Temporary Investments include $7.9 million of U.S. Government Agency securities at December 31, 1995. The amortized cost of marketable securities at December 31, 1995 approximates fair market value. All marketable debt securities are classified as held to maturity at December 31, 1995, and mature within one year.

4.  Inventories:

    Inventories at December 31, 1996 and 1995 consist of the following (in thousands):

                                                             1996           1995
                                                          -------        -------
Raw materials ....................................        $ 3,760        $ 3,520
Work-in-process ..................................          2,068          2,344
Finished goods ...................................         28,601          7,477
                                                          -------        -------
                                                           34,429         13,341
Reserve for lower of cost or market ..............          6,279          2,858
                                                          -------        -------
                                                          $28,150        $10,483
                                                          =======        =======

5.  Investments in Affiliates:

    In June 1996, the Korean Ministry of Information and Communications awarded a consortium, Anam Telecommunications Co. Ltd. ("Anam Telecom") in which the Company holds a 21% interest, in a license to operate a nationwide trunked radio system in Korea. Anam Telecom also includes approximately 53 Korean companies, among them Anam Industrial Co. Ltd. (the Company's joint venture partner in Korea), Hyundai Electronics, Korean Mobile Telecom, Ssangyong Corporation and Korea Express.

    In July 1996, the Company contributed $7.7 million to Anam Telecom representing the Company's portion of the initial capitalization of Anam Telecom. Additionally, the Company paid the Korean Ministry of Information and Communications $1.8 million representing the Company's portion of the fee for the Korean nationwide license. Interest costs incurred by the Company during the development period prior to Anam Telecom commencing commercial service are capitalized. The amount capitalized in 1996 was approximately $0.6 million. The Company intends to amortize, over 20 years, the cost of the nationwide license and related interest capitalized upon commencement of commercial service. These amounts have been included in investments in affiliates

    As part of the joint venture agreement, in 1996, upon obtaining a national license in Korea, the Company granted the joint venture partner and other related parties options to purchase 800,000 shares of the Company's common stock for $10.00 per share. The Company estimated the fair value of the options granted at approximately $2.2 million. The Company recorded this amount as an additional investment in Anam Telecom and is amortizing this amount over a two year period.

    In September 1996, the Company entered into an agreement with Anam Telecom whereby the Company will provide Anam Telecom $14.8 million of 800 MHz infrastructure equipment. Additionally, the Company entered into a separate agreement to sell customer subscriber units to Anam Telecom. In connection with these agreements the Company received advance payments of approximately $9.5 million which is included in accrued liabilities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    During 1996, the Company contributed the net operating assets of their two wireless networks in Germany to a joint venture with RWE as described in
    Note 2. As of December 31, 1996, the carrying value of the Company's equity based investment in the new joint venture was approximately $23.0 million. The Company's investment exceeds its share of the underlying net assets of the joint venture by approximately $20.0 million which is being amortized over approximately 18 years.

    The Company acquired, in August 1993, a 25% equity interest in Cumulous Communications Company ("Cumulous") for aggregate consideration of $1.5 million. Cumulous is a provider of SMR services in the San Joaquin Valley of California. The Company's investment exceeds its share of the underlying net assets of Cumulous by approximately $940,000 which amount is being amortized over 20 years. The carrying value of this investment as of December 31, 1996 and 1995 was $1.1 million and $1.3 million, respectively.

    The gross revenues and net loss from operations for affiliated companies accounted for under the equity method were $3.1 million and $5.2 million, respectively, for the year ended December 31, 1995. The entities that were accounted for under the equity method in 1995 were consolidated by the Company for the majority of 1996. The entities, which were accounted for on the equity method in 1996, only commenced operations in 1996, therefore, revenues were not material. Net loss from operations was approximately $0.9 million in 1996. The unaudited current assets, non-current assets, current liabilities, and non-current liabilities for such entities were $41.5 million, $31.1 million, $21.9 million and $6.0 million, respectively, as of December 31, 1996. All such amounts were not material in 1995.

6.  Property, Plant and Equipment:

    Property, plant and equipment consists of the following at December 31, 1996 and 1995 (in thousands):

                                                            1996          1995
                                                        --------       -------
Property, Plant and Equipment
       Machinery and equipment ......................   $104,242       $58,058
       Furniture and fixtures .......................      4,487         7,481
       Leasehold improvements .......................        993           896
       Construction in progress .....................     25,133        25,846
                                                        --------       -------
                                                         134,855        92,281
Capital Leases
       Equipment ....................................        978         5,364
       Construction in progress .....................                      938
                                                        --------       -------
                                                             978         6,302
                                                        --------       -------
                                                         135,833        98,583

Less accumulated depreciation
       Property, plant and equipment ................     42,217        30,838
       Capital Leases ...............................         35         1,635
                                                        --------       -------
                                                          42,252        32,473
                                                        --------       -------
                                                        $ 93,581       $66,110
                                                        ========       =======

    Depreciation expense was $15,902,  $5,962 and $4,666 in 1996, 1995 and 1994,
    respectively. The decrease in assets under capital lease resulted from the deconsolidation of the Company's German networks.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Intangible Assets:

    Intangible Assets consists of the following at December 31, 1996 and 1995 (in thousands):

                                                         1996            1995
                                                         ----            ----
       Excess of cost over fair value
         of net assets acquired                          $22,989       $ 44,847
       FCC and other private mobile radio licenses
         acquired and related intangibles                 75,595         29,143
       Other                                                 840            741
                                                        --------       --------
                                                          99,424         74,731
       Less accumulated amortization                       7,916          6,550
                                                        --------       --------
                                                        $ 91,508       $ 68,181
                                                        ========       ========

    The decrease in the excess of cost over fair value of net assets acquired in 1996 is primarily attributable to the contribution of the net operating assets of the Company's previously consolidated German networks into the Company's joint venture with RWE (see Note 2) which effective December 1996, is accounted for under the equity method and therefore, the excess cost over fair value of net assets acquired is recorded in an investment in affiliates.

    In July 1996, through the FCC's 900 MHz Spectrum auctions, the Company purchased 181 10-channel blocks in 42 regional service areas known as Major Trading Areas at an aggregate cost of approximately $30.9 million. The remaining $11.7 million increase in FCC and other private mobile radio licenses acquired is attributable to the purchase of several 900 MHz Licenses throughout the United States.

    In November 1995, the Company exchanged all of MetroNet's 800 MHz radio channels for the 900 MHz radio channels in seven major U.S. markets previously held by Nextel Communications Inc. The exchange of licenses was accounted for as a non-monetary transaction and no gain or loss was recognized on the transaction.

8.  Notes Payable:

    Notes Payable consists of the following at December 31, 1996 and 1995 (in thousands):

                                                               1996        1995
                                                               ----        ----

    $10.0 million line of credit, bank (a)                  $ 1,545     $ 3,670
    Line of credit, bank (b)                                  1,830         627
    Line of credit, bank interest payable at 5.5% to 6.5%       478         647
    Line of credit, bank interest payable at 4.4%               975
    Line of credit, bank (c )                                 3,247       3,341
                                                            -------     -------
                                                            $ 8,075     $ 8,285
                                                            =======     =======

    Prime rate at December 31                                  8.25%       8.50%
    Weighted average interest rate                             6.02%       8.16%

    (a) This line of credit for the Company's BCI subsidiary is for up to $10.0 million, bears interest at prime plus 2.0% to 2.75% in 1996 and 1995, and is subject to available collateral (80% of BCI's accounts receivable

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        and 50% of BCI's finished goods inventory). Substantially all the assets of a subsidiary are pledged as collateral for the line, which also bears interest based on loan balance, has a two year term, and is guaranteed by the Company. As of December 31, 1996, the available line based on available collateral was $3.6 million and the unutilized amount available under the line was $2.1 million.

        In February 1997, the Company's subsidiary refinanced this line of credit. The new line of credit is for up to $7.0 million and bears interest at a rate of prime plus 0.75%. This line is subject to available collateral of 85% of BCI's accounts receivable and 50% of BCI's finished goods inventory and 35% of BCI's raw materials inventory. Additionally, this new line of credit is not guaranteed by the Company.

   (b) The maximum amount available under this line of credit at December 31, 1996 is $2.6 million, including amounts outstanding under the long term portion. Interest rates vary between 4.4% and 7.25% depending on the length of time the funds will be used. As of December 31, 1996 the unutilized amount available under this line of credit was $0.8 million.

   (c ) This line of credit for $3.5 million is collateralized by $3.5 million restricted cash and was repaid by the Company in January 1997.

9.   Long-term Debt:

     Long-term Debt consists of the following at December 31, 1996 and 1995 (in thousands):

                                                                                             1996           1995
                                                                                             ----           ----
     Senior secured discount notes, due July 15, 2005, interest
        at 15% due semi-annually beginning January 15, 2001 (a)                         $ 109,466       $ 87,841
     Senior secured convertible notes, due in various installments at
        14.75%, interest due quarterly (b)                                                                26,631
     Senior subordinated convertible notes, due February 2001
        at 12% , interest due semi-annually February 15 and August 15 (c)                  75,000
     Notes payable due in various installments
        through 1999, interest between 10% and 15% (d)                                        155          2,003
     Convertible note due October 2, 1998, interest at 12% due quarterly (e)               24,500
     Debenture, interest at 5% due in quarterly payments,
        principal due March 31, 1998                                                        1,460          1,466
     Note  payable, due July 1, 1998 interest at 8.25% payable at maturity.                 2,000
     Note payable due April 30, 1999, bearing interest at 8%                                2,273          2,436
     Notes payable, other, due in various installments beginning in
        1997, bearing interest at rates ranging between 7.5% and 12%                          375            382
     Subordinated notes payable, interest at prime and 9%,  due in 1996                                      109
     Obligations under capital lease (f)                                                      462          4,584
                                                                                        ---------       --------
                                                                                          215,691        125,452

     Less, current portion                                                                    261         29,577
                                                                                        ---------       --------
                                                                                        $ 215,430       $ 95,875
                                                                                        =========       ========

(a) In July 1995, the Company issued, in a private offering, $207.0 million aggregate principal amount at maturity of 15% Senior Secured Discount Notes due July 15, 2005 ("the Discount Notes"). Gross proceeds of the Discount

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Notes were approximately $100.0 million. The Discount Notes were issued with 6,210,000 detachable warrants ("the Warrants"). Each Warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $9.90 per share. The Warrants, which were valued at $29.2 million, were recorded as a reduction of the Discount Notes and are being accreted over the ten year life of the Discount Notes.

     The Discount Notes accrue interest until maturity at a rate of 15% per annum. Interest on the Discount Notes will be payable semi-annually, in cash, on July 15 and January 15, commencing January 15, 2001. The Discount Notes are collateralized by a pledge of substantially all subsidiary capital stock owned by the Company. Additionally, the Discount Notes are fully and unconditionally guaranteed, jointly and severally on a senior basis, by certain subsidiaries of the Company. The Discount Notes include covenants that put restrictions on the Company, the most restrictive of which are primarily related to making certain investments in assets other than telecommunication assets, incurring additional debt and paying dividends on common shares.

     In August, in connection with the Discount Notes, investors affiliated with George Soros purchased approximately $21.0 million principal amount of additional units consisting of 15% Senior Secured Discount Notes due 2005 and 621,000 ten year warrants to purchase shares of Company common stock at $9.90 per share. The warrants, which were valued at $2.9 million, were recorded as a reduction on the Discount Notes and are being accredited over the ten year life of the Discount Notes. Gross proceeds to the Company were approximately $10.0 million, bringing total gross proceeds from the issuance of the Discount Notes to approximately $110.0 million. The Company recorded in other assets approximately $4.3 million of deferred financing costs relating to this transaction which are being amortized, using the interest method, over the ten year life of the Discount Notes. Accumulated amortization as of December 31, 1996 was approximately $0.6 million.

     In November 1995, the Company registered the Discount Notes and the Warrants through an exchange offer under the Securities Act of 1933, as amended.

(b) In March 1995, the Company refinanced $25.0 million of Senior Notes, that were originally due in September 1995, with $36.0 million of newly issued Senior Secured Notes (the "Senior Convertible Notes"). At closing, the Company received net proceeds of $11.0 million and issued warrants to the purchaser to acquire 700,000 of the Company's common shares at $8.125 per share. The warrants were valued at $1.8 million, which amount was recorded as a discount on the Senior Convertible Notes. In accordance with the Senior Convertible Note agreement, the Senior Convertible Notes were converted into shares of the Company's common stock subject to daily limits and certain other restrictions, at 87.5% of the average trading price of the Company's common stock on the respective conversion dates. As of December 31, 1996, $36 million was converted into 4,489,000 shares of common stock (as of December 31, 1995, $8 million was converted into 1,228,000 shares of common stock). In connection with the conversion, the Company incurred approximately $1.0 million in financing costs which were offset against the conversion proceeds.

     Concurrently with the issuance of the Discount Notes (see a above), the Company's indebtedness under the $36 million Senior Convertible Notes was restructured in accordance with the terms thereof by the grant to the lenders of a security interest in a restricted cash account holding approximately $40.5 million. As the Senior Convertible Notes were converted, a proportionate amount of the restricted cash became unrestricted. As of December 31, 1996, no cash was restricted.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) In March 1996, the Company issued $75.0 million aggregate principal amount of Senior Subordinated Convertible Notes due 2001 ("Convertible Notes"). Each Convertible Note is in the principal amount of $1,000, and beginning on March 5, 1997 may be converted by the holders into shares of the Company's common stock, par value $.01, at a conversion price equal to $9.50 per share. Cash interest on the Convertible Notes accrues at a rate of 12% per annum and is payable semi-annually on each February 15, and August 15, commencing August 15, 1996. The Convertible Notes are unsecured senior subordinated obligations of the Company. The Convertible Notes can be converted at the option of the Company after 18 months if the closing price of the Company's common stock for 20 of the 30 trading days and for the five trading days before conversion is at least $15.20 per share. The Company has reserved 7,894,737 shares of the Company's $ .01 per value Common Stock which are issuable upon conversion of the Convertible Notes. In connection with the issuance of the Convertible Notes, the Company incurred approximately $2.3 million in financing costs which have been recorded in other assets and are being amortized over the five year term of the Convertible Notes. Accumulated amortization as of December 31, 1996 was approximately $0.4 million.

(d) These notes were assumed in connection with the purchase of certain SMR licenses in various cities in the US. Certain analog SMR equipment as well as revenues generated by the systems is pledged as collateral for the notes.

(e) In December 1995, the Company and Hughes Network Systems ("HNS"), a unit of GM Hughes Electronics, the Company's strategic partner in the development of the Company's portable subscriber unit, entered into an agreement whereby HNS extended the Company a two year, $24.5 million line of credit for the Company to acquire additional 900 MHz spectrum in the United States. In October 1996, the Company borrowed $24.5 million under the line of credit agreement. Under the terms of the agreement, the two year loan bears interest at 12%, payable quarterly and is convertible by the holder, beginning 181 days after drawdown, at the lower of 90% of the average sale price of the Company's common stock for the 10 days preceding conversion or $9.75. In connection with this agreement, the Company has reserved 3,888,889 shares of the Company's $.01 per value Common Stock which are issuable upon conversion of the note.

(f) In connection with the deconsolidation of the Company's German networks, assets under capital lease and related obligation were contributed to the Company's joint venture.

Available Credit Facilities

In September 1996, the Company, through its wholly owned subsidiary Geotek Financing Corporation ("GFC"), entered into a series of agreements with Hughes Network Systems, Inc. ("HNS") under which HNS agreed to manufacture at least 50% of certain components utilized by the Company in its 900 MHz infrastructure equipment and to provide the Company with up to $100 million in vendor credit financing, the last $50 million of which is subject to the satisfaction of certain conditions. Under the terms of the vendor credit financing agreement, the Company will finance 90% of its purchases of infrastructure related equipment from HNS until June 1999. All borrowings made under the agreement bear interest, payable quarterly, at a rate of 11% per annum until December 1999. Beginning December 1999, principal and interest are to be paid semi-annually in equal installments over a five year period.

HNS will be granted a security interest in the components manufactured by HNS as security for GFC's obligation under this credit facility. GFC has also pledged to HNS a $24.5 million intercompany note of Geotek License Holdings, Inc., a wholly owned subsidiary of GFC ("License Holdings"), and the capital stock of License Holdings as security for these obligations. License Holdings holds all of the 900 MHz licenses acquired by the Company in the recently completed FCC auctions for approximately $30.9 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the above agreements, the Company issued HNS seven year warrants ("HNS Warrants") to purchase 2,500,000 shares of the Company's common stock. The HNS Warrants allow HNS to purchase 1,000,000 shares at $8.625 per share, 1,000,000 shares at $10.78 per share, and 500,000 shares at $12.94 per share. These warrants are exercisable at any time, and from time to time, after September 27, 1997. The Company intends to draw down on the credit facility and as such, the HNS Warrants, which have been valued at approximately $8.7 million, were recorded as other assets and are being amortized over the life of the facility and the debt payback period, approximately seven years. Should the Company decide not to incur any indebtedness under the vendor credit agreement, all unamortized amounts will be expensed. Accumulated amortization as of December 31, 1996 was approximately $0.3 million.

In April 1996, the Company and S-C Rig Investments - III, L.P. ("S-C Rig"), a significant stockholder of the Company and an investment group affiliated with George Soros, entered into a Senior Loan Agreement whereby S-C Rig made a $40.0 million unsecured credit facility (the "S-C Rig Credit Facility") available to the Company beginning June 1996. Under the terms of the S-C Rig Credit Facility, all borrowings are required to be made within two years from the establishment of the credit facility. The borrowings accrue interest at a rate of 10% per annum payable semi-annually and will mature four years from the date of the final borrowing thereunder. The Company is obligated to pay S-C Rig a fee equal to 3% of each borrowing under the S-C Rig Credit Facility at the time of such borrowing. Borrowings under the S-C Rig Credit Facility will constitute senior indebtedness of the Company. At December 31, 1996, there were no outstanding loans under the S-C Rig Credit Facility.

In connection with the establishment of the credit facility, the Company issued to S-C Rig a five year warrant ("S-C Rig Warrant") to purchase approximately 4.2 million shares of Common Stock (subject to adjustment in certain circumstances) at an exercise price of $9.50 per share (subject to adjustment in certain circumstances). This warrant is exercisable at any time during the warrant period. The S-C Rig Warrant, which has been valued at $13.4 million, is recorded in other assets and is being amortized over the terms of the underlying credit facility, approximately five years. Accumulated amortization as December 31, 1996 was approximately $2.1 million.

Minimum annual principal repayments of long-term debt, assuming no conversions, and capital lease obligations (which are not material), during the next five years and thereafter, are as follows:

                 Year                              In Thousands
                 ----                              ------------
                 1997                                    $261
                 1998                                  28,329
                 1999                                     129
                 2000                                   2,273
                 2001                                  75,000
                 Thereafter                           227,938
                                                    ---------
                 Total                              $ 333,930
                                                    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes:

The source of loss before provision for income taxes for the years ended December 31, 1996, 1995, and 1994 is as follows (dollars in thousands):

                                       1996            1995            1994
                                       ----            ----            ====

United States                      ($98,251)       ($66,012)         ($26,248)
Foreign                             (38,368)        (18,965)         (15,497)
                                    --------        --------         --------
Loss before income taxes          ($136,619)       ($84,977)         ($41,745)
                                  ==========       =========         =========

The provision for income taxes, solely attributable to foreign taxes, consists of the following for the years ended December 31, 1996, 1995 and 1994 (dollars in thousands):

                                          1996             1995           1994
                                          ----             ----           ----
Current foreign                           $989           $2,222           $660
Deferred foreign                           614
                                        ------           ------           ----
Total provision for taxes               $1,603           $2,222           $660
                                        ======           ======           ====

Included in the current foreign tax provision in 1996, 1995, and 1994 is $357,000, $950,000, and $573,000, respectively related to the utilization of pre-acquisition net operating losses of two subsidiaries which had full valuation allowances established at the time of the respective acquisitions by the Company and have been recorded as reductions to intangible assets. The Company has not provided deferred U.S. income taxes which would be payable if the undistributed earnings of its foreign subsidiaries, which totaled $5.5 million and $2.4 million at December 31, 1996 and 1995, respectively, were remitted because the Company considers these earnings to be permanently reinvested in these operations.

As of December 31, 1996 and 1995, temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (dollars in thousands):

                                                       1996              1995
                                                       ----              ----
Current deferred tax assets:
Allowances for bad debt                            $    498          $    163
Inventory reserve                                       592             1,185
Net operating loss carryforwards                         72
Valuation allowance                                    (926)           (1,348)
                                                   --------          --------
Total current deferred tax assets                  $    236          $      0
                                                   ========          ========

Long-term deferred tax assets:
Net operating loss carryforwards                   $ 85,745          $ 48,300
Other                                                10,860             3,202
Valuation allowances                                (96,605)          (51,502)
                                                   --------          --------
Total long-term deferred tax assets                $      0          $      0
                                                   ========          ========
Long-term deferred tax liabilities                 $    850          $      0
                                                   --------          --------
Net long-term deferred tax liabilities             $    850          $      0
                                                   ========          ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company has established a valuation allowance substantially offsetting the tax benefit of current and long term deferred tax assets as it is more likely than not that the tax benefit will not be realized. The Company has domestic net operating loss carryforwards ("NOL") for tax purposes of approximately $163.4 million and $95.3 million as of December 31, 1996 and 1995, respectively, which expire between the years 2001 through 2011. Additionally, the Company has foreign NOL carryforwards for tax purposes of approximately $35.9 million and $18.8 million in 1996 and 1995, respectively. The NOL's are subject to certain limitations on their utilization and as a result of various changes in control which have occurred.

11. Commitments and Contingent Liabilities:

Operating

The Company leases facilities under noncancellable operating leases, some of which include escalation clauses. Future minimum rental commitments under noncancellable operating leases as of December 31, 1996 are as follows:

                      Year                       In Thousands
                      ----                       ------------
                      1997                         $ 11,452
                      1998                           10,443
                      1999                            9,829
                      2000                            8,665
                      2001                            3,493
                      Thereafter                      9,625
                                                   --------
                                                   $ 53,507
                                                   ========

Rent expense was $8.9 million, $7.4 million, and $6.4 million in 1996, 1995 and 1994, respectively.

Government Participation in Research and Development Project

The Chief Scientist of the Israeli Ministry of Industry and Commerce ("Chief Scientist") has agreed to fund certain eligible expenditures related to the development of the digital wireless communication system by GTI-Israel. Funding received from the Chief Scientist is repayable without interest based on 3% of revenues generated by the product being developed by GTI-Israel up to the total grant received. Such participation amounted to $0.3 million, $5.9 million, and $4.1 million for 1996, 1995 and 1994, respectively, and has been reported in the statement of operations as a reduction of research and development expenses. The Company has not recorded any additional amounts in the current year to reflect potential grants that may be received in 1997 relating to 1996 expenditures as these expenditures had not been approved by the Chief Scientist as of December 31, 1996.

Manufacturing Commitments

In 1994, the Company contracted with Mitsubishi Consumer Electronics of America to manufacture commercial subscriber terminals and units on behalf of the Company.

In September 1996, in connection with the HNS vendor credit facility, the Company entered into an agreement with HNS whereby HNS will manufacture at least 50% of certain components utilized by the Company in its 900 MHz infrastructure equipment through June 1999. As part of this agreement, the Company made a 10% or approximately $1 million advance to HNS for production.

In March 1995, the Company and HNS formed a strategic partnership to develop a portable subscriber unit. Under the terms of the agreement, HNS and the Company will share equally in the cost of developing the portable subscriber unit. During 1995, the Company expensed approximately $6.0 million paid to HNS under the terms of this development contract. During 1996 the Company made advances on

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

account of production of $11.5 million to HNS. The Company has included all advances made to HNS in prepaid expenses and other current assets.

In 1996, the Company entered into a manufacturing agreement with Farbell Electronics ("Farbell"), whereby Farbell will produce 20,000 subscriber terminals for the Company's digital wireless system. At December 31, 1996, the Company placed $2.2 million into a restricted cash account to fund these purchases.

In 1996, the Company entered into an agreement with Anam Telecom (see Note 5) whereby the Company will provide the Company's digital wireless system infrastructure equipment and subscriber units to Anam Telecom. In connection with these agreements, the Company received advance payments of approximately $9.5 million which is included in accrued expenses as of December 31, 1996.

Guarantees of Debt of a Subsidiary

The Company has guaranteed the repayment of certain indebtedness of its German subsidiary, due in 1999, to its former owners, in the amount of DM 3.5 million plus interest (approximately $2.3 million). The Company has guaranteed the loan and has placed $2.4 million into a restricted cash account as collateral for this obligation. Additionally, the Company has guaranteed the line of credit of its German subsidiary in the amount of DM 5.0 million (approximately $3.2 million) and has placed DM 5.0 million (approximately $3.2 million) into a restricted cash account as collateral for this line of credit.

FCC Waiver

The Company was granted a waiver (the "Waiver") by the Federal Communication Commission ("FCC") which permits it to construct and activate certain systems on a delayed construction schedule. The Waiver, which expires in June 1997, is relevant to the Company's designated frequency area ("DFA") licenses which were acquired by the Company prior to the FCC's 900 MHz specialized mobile radio ("SMR") spectrum auctions conducted during 1995 and 1996. For those licenses acquired by the Company through the spectrum auctions, e.g. major trading area ("MTA") licenses, and for previously acquired DFA licenses authorized for overlapping frequencies with the Company's new MTA licenses, the Waiver is inapplicable. Instead, construction requirements for these MTA and DFA licenses will be satisfied if a portion of the market's population is served after three years. The population coverage requirement increases after five years.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Redeemable Preferred Stock:

In December 1993, the Company issued to investors affiliated with George Soros, a related party, 444,445 shares of Series H Cumulative Redeemable Convertible Preferred Stock at a price of $90 per share. The shares bear a dividend for five years, at a rate of five percent per year, payable quarterly. The shares are redeemable, at stated value, on October 31, 2000 only if the Company's common stock has not closed at an average price of $18 for any 20 consecutive trading days after the third anniversary of the date of issuance of the preferred shares. In the event that the shares are redeemed, the Company may elect to pay the redemption price in shares of its common stock, provided that the common shares will have an aggregate market value equal to 150% of the redemption value of the Series H shares being redeemed. The shares are convertible into common shares at any time at a ratio (adjusted for splits) of ten common shares for each preferred share. The Company has reserved 4,444,450 shares of its $.01 par value Common Stock issuable upon conversion of the Series H Stock. The holders of the Series H shares are entitled to vote on all matters voted on by common shareholders as if the Series H shares were converted to common stock. The Company has paid cash dividends of $2.0 million in each of the years ended December 31, 1996 and 1995.

13. Shareholders' Equity:

Preferred Stocks

On December 31, 1996, the Company sold 1,000 shares of its Series O Convertible Preferred Stock ("Series O Stock") to a group of investors for an aggregate purchase price of $50 million. The Series O Stock pays dividends in either shares of the Company's Common Stock or cash at a rate of 10% per annum (12% per annum after a dividend payment failure) at the option of the Company. Additionally, commencing April 1, 1997, each share of Series O Stock is convertible by the holder into the number of shares of the Company's Common Stock as obtained by dividing the $50,000 stated value per share plus any accrued or unpaid dividends at the date of conversion, by the lowest daily volume weighted averaged price of the Company's Common Stock during the four trading days immediately preceding conversion multiplied by the conversion factor (the conversion factor begins at 100% and becomes 95%, 90% and 88% on June 29, 1997, December 31, 1997, and June 29, 1998, respectively). However, the holder can only convert up to a maximum of 20% prior to June 30, 1997, an additional 30% prior to December 31, 1997 an additional 30% prior to June 29, 1998 and the remainder thereafter. In connection with this transaction, the Company issued warrants to purchase 1.7 million shares of the Company's Common Stock at $9.2625 per share (subject to adjustment in certain circumstances). The warrants are exercisable at any time, and from time to time, before June 30, 2000.

Pursuant to a registration rights agreement, in February 1997, the Company filed a registration statement under the Securities Act of 1993, as amended, with regard to the resale of shares of Common Stock issuable (i) for dividends; (ii) upon conversion of Series O Stock; and, (iii) upon the exercise of the warrants.

In June 1996, the Company sold 55,000 shares of Series N Cumulative Convertible Preferred Stock ("Series N Stock") at an aggregate purchase price of $55 million, to entities affiliated with the Charles R. Bronfman Family Trust, the Kolber Trust, The Renaissance Fund and certain existing shareholders of the Company. The Series N Stock pays dividends in Common Stock at a rate of 10% per annum. Additionally, the Series N Stock is immediately convertible into shares of the Company's Common Stock at $11.00 per share. In connection with this transaction, the Company issued five year warrants to purchase approximately
1.65 million shares of the Company's Common Stock at $11.00 per share. The Company has reserved 6,650,000 shares of its $.01 par value Common Stock issuable upon conversion of the Series N Stock and upon exercise of the warrants. In addition, the Company incurred financing fees equal to 3% of the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

aggregate purchase price, and has recorded this as a reduction to the net proceeds of the issuance. During 1996, the Company paid dividends of approximately 353,000 shares of common stock with a value of approximately $2.9 million.

In November 1996, a holder of the Company's Series N Stock converted 275 shares into 25,000 shares of the Company's Common Stock.

In May 1995, the Company sold 531,463 shares of its Series L Cumulative Convertible Preferred Stock ("Series L Stock"), to Toronto Dominion Investments, Inc. ("TDI") for an aggregate purchase price of $5.0 million. In connection with this transaction, Vanguard Cellular Systems, Inc. ("Vanguard"), a stockholder of the Company, purchased an additional 531,463 shares of Series L Stock on September 1, 1995 (the "Transaction Date") for aggregate purchase price of $5.0 million. The shares pay a dividend of 7.5% per annum, contain a Common Stock conversion premium and can be redeemed by the Company in certain circumstances. The Company has reserved 1,062,926 shares of its $.01 par value Common Stock issuable upon conversion of the Series L Stock. The Company has paid cash dividends of $750,000 and $351,000 during the years ended December 31, 1996 and 1995, respectively.

In May 1995, the Company sold 1,162.5 shares of its Series M Cumulative Convertible Preferred Stock ("Series M Stock"), to a group of investors for an aggregate purchase price of $11,625,000. The Series M Stock pay a dividend of 8.5% per annum, contain a Common Stock conversion premium and can be redeemed by the Company in certain circumstances. The Company has reserved 1,223,684 shares of the Company's $.01 par value Common Stock issuable upon conversion of Series M Stock. The Company has paid cash dividends of $988,000 and $592,000 during the years ended December 31, 1996 and 1995, respectively.

In April 1995, the Company sold $10.0 million of Series K Cumulative Convertible Preferred Stock ("Series K Stock") to an affiliate of the Company's joint venture partner in Korea. The shares pay a dividend of 7% per annum for 5 years, carry a Common Stock conversion premium and can be redeemed by the Company in certain circumstances. The Company has reserved 851,064 shares of the Company's $.01 par value Common Stock issuable upon conversion of the Series K Stock. The Company has paid cash dividends of $700,000 and $489,000 during the years ended December 31, 1996 and 1995, respectively.

At December 31, 1994, there were 15 shares of Series E Preferred Stock and 20 shares of Series I Preferred Stock issued and outstanding. In May 1995, the Series E Preferred shares were canceled. At December 31, 1993, there were 345,000 of Series A Preferred Stock and 30 shares of Series E Preferred Stock issued and outstanding. In February 1994, all of the Series A Preferred shares then outstanding were converted into an equal number of common shares.

In December 1994, the Company issued a total of 20 shares of Series I Convertible Preferred Stock ("Series I Stock") at a price of $500,000 per share or total consideration of $10.0 million to investors affiliated with George Soros. The shares bear a dividend, payable quarterly in either cash or common shares, for five years at a rate of 7% per annum and carry a conversion premium. The Company has the option to retire the shares, in either cash or common shares if the price of the Company's common stock exceeds 150% of the conversion price for any 20 days within a period of 30 consecutive days. The Company has reserved 851,064 shares of its $.01 par value Common Stock issuable upon conversion of the Series I Stock. The Company has paid cash dividends of $700,000 during each of the years ended December 31, 1996 and 1995, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

In April 1996, the Company purchased 100% of the outstanding stock of MacDermott Communications, Inc., a private company whose only asset was an SMR License, for 190,988 shares of the Company's Common Stock. The value of the Common Stock issued, was approximately $2.0 million. This amount was ascribed to the SMR license which is included in intangible assets and will be amortized over twenty years.

In February 1994, the Company sold 2.5 million shares of common stock to Vanguard Cellular Systems Inc. ("Vanguard") for a total of $30 million (before expenses of $750,000). See below for a description of the options issued to Vanguard.

The Company has reserved approximately 33.2 million shares of the Company's $.01 par value Common Stock issuable upon the conversion of all redeemable preferred stocks, convertible preferred stock, and convertible indebtedness.

Warrants and Options

A summary of the compensatory warrants and options issued for other than employee benefit purposes during the years ended December 31, 1996, 1995 and 1994 is as follows (shares in thousands):


   1996                                                                                                          Exercise
                                 Outstanding                                                 Outstanding            Price
   Name                           January 1,       Granted     Exercised      Canceled       December 31        Per Share
   ----                           ---------        -------     ----------     --------       -----------        ---------
   Loan warrants and options           7,831         6,711                                        14,542       $8.13-$12.94
   Warrants issued with                              3,350                                         3,350       $9.26-$11.00
       preferred stocks

   Vanguard options                    7,000                                    (7,000)                       $15.00-$17.00
   PSI merger                            865                         (147)                           718        $0.61-$5.06
   Private Placements                     19                           (5)          (3)               11        $1.85-$4.81
   Other warrants and options          1,626           800            (76)          (7)            2,343       $0.59-$13.87
                                      ------        ------           ----       ------            ------
   Total Outstanding                  17,341        10,861           (228)      (7,010)           20,964
                                      ======        ======           =====      =======           ======


   1995                                                                                                          Exercise
                                 Outstanding                                                  Outstanding           Price
   Name                           January 1,       Granted      Exercised      Canceled      December 31,       Per Share
   ----                           ---------        -------      ---------      --------      ------------       ---------

   Loan warrants and options             381         7,531             (8)          (73)            7,831       $1.25-$9.90
   Vanguard options                   10,000                                     (3,000)            7,000     $15.00-$17.00
   PSI Merger                            973                          (95)          (13)              865       $0.61-$5.06
   Private Placements                     67                          (10)          (38)               19       $1.85-$4.98
   Other warrants and options          1,365           493           (220)          (12)            1,626      $0.59-$14.00
                                       -----           ---           -----         -----           ------
   Total Outstanding                  12,786         8,024           (333)       (3,136)           17,341
                                      ======        ======           =====      ========          =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   1994                                                                                            Exercise
                                 Outstanding                                    Outstanding           Price
   Name                            January 1       Granted      Exercised       December 31       Per Share
   ----                            ---------       -------      ---------       -----------       ---------
   Loan warrants and options             130           300            (49)              381      $1.25-$7.88
   Vanguard options                                 10,000                           10,000    $15.00-$18.00
   PSI Merger                          1,056                          (83)              973      $0.61-$5.06
   Private Placements                  1,026                         (959)               67      $1.85-$4.98
   Other warrants and options          1,208           220            (63)            1,365      $1.00-$6.00
                                       -----        ------         -------           ------
   Total Outstanding                   3,420        10,520         (1,154)           12,786
                                       =====        ======         =======           ======

All warrants and options outlined above are vested upon issuance, except those issued in September 1996 pursuant the Company's vendor financing agreement with HNS which are exercisable beginning September 27, 1997.

Loan Warrants and Options

In connection with the issuance of the Discount Notes, the Senior Convertible Notes, S-C Rig Credit Facility, and HNS vendor financing, the Company issued approximately 6.8 million, 1.0 million, 4.2 million and 2.5 million warrants to purchase common stock, respectively. As of December 31, 1996, all warrants remain outstanding.

Preferred Stock

During 1996, in connection with the issuance of Series N Stock and Series O Stock, the Company issued warrants to purchase 1.65 million and 1.7 million shares of the Company's common stock at $11.00 and $9.2625 per share, respectively.

Vanguard Options

In 1994, the Company issued Vanguard Cellular Systems, Inc. ("Vanguard") options to purchase 10 million shares of the Company's Common Stock ("Series A Options") at an exercise price of $15.00 to $17.00 per share. In connection with the issuance of the Series L Stock to Vanguard and Toronto Dominion Investments, Inc. ("TDI"), the terms of the Series A Options were modified whereby the total number of Series A Options were decreased from 10 million to 7 million and TDI held approximately 1.8 million of the Series A Options.

In September 1996, the Series A Options expired. Additionally, the Company's Management Consulting Contract with Vanguard was terminated (See Note 16).

Other Warrants and Options

In July 1996, in accordance with the terms of the Company's joint venture agreement with Anam Industrial Co., Ltd. and other related agreements, which required the Company to grant options to its joint venture partner and other related parties upon receipt of a regional or national license in Korea (see
Note 5), the Company granted options to purchase a total of 800,000 shares of the Company's common stock at $10 per share.

14. Stock Compensation Plans

The Company issues employee and director options to purchase shares of the Company's $.01 par value Common Stock under two separate non-qualified stock option plans which were adopted in 1989 and 1994 and allow the Company to issue approximately 6.0 million shares. Under these plans, employees and directors are granted ten year options to purchase shares of the Company's Common Stock at the greater of $8.00 per share or the closing price of the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's Common Stock on NASDAQ on the date of grant except in certain circumstances such as employment agreements. Employees vest over a period of three to five years from the date of grant.

The Company has adopted the disclosure only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") but applies the recognition criteria under Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its plans. Compensation expense in accordance with APB No. 25 was insignificant to the Company's results of operations in 1996 and 1995. If the Company elected to recognize compensation costs for stock option plans based on the fair value at the date of grant for awards under these plans, consistent with methods prescribed by SFAS No. 123, net loss and loss per share would have been the following pro forma amounts for the years ended December 31 (in thousands):

                                           1996              1995
                                           ----              ----
    Net loss
          As reported                 ($138,222)         ($87,199)
          Pro forma                   ($142,564)         ($89,957)
    Loss per share

          As reported                   ($2.51)            ($1.75)
          Pro forma                     ($2.58)            ($1.80)

    The pro forma net loss and loss per share for 1996 and 1995 are not necessarily representative of the net loss and loss per share in future years because the 1996 and 1995 amounts do not include the incremental fair value of non-vested stock options granted prior to the adoption of SFAS No. 123.

    The fair value of the Company's stock options used to compute proforma net income and loss per share disclosures is the estimated present value at grant date using the Black Scholes option-pricing model with the following assumptions for 1996: dividend yield of 0% as the Company is prohibited from paying dividends on its Common Stock in accordance with the restrictions of the covenants of the Company's Discount Notes; expected volatility of approximately 51%; an average risk free interest rate of 6.0%; and, an expected average holding period of approximately 1.5 years from date of vesting. Assumptions for 1995 are as follows: dividend yield 0%, expected volatility of approximately 53%; an average risk-free interest rate of 5.9%; and an expected average holding period of approximately 1.5 years from date of vesting.

    Presented below is a summary of the status of the Company's stock options held by the Company's employees and directors and the related transactions for the years ended December 31 (shares in thousands):


                                               1996                                 1995
                                                  Weighted Average                       Weighted Average
                                      Shares       Exercise Price           Shares        Exercise Price
                                      ------       --------------           ------        --------------
    Balance, beginning of year         4,902           $8.26                 2,465            $6.54
    Granted                            1,345           $9.25                 2,666            $9.53
    Exercised                           (412)          $4.47                  (129)           $2.18
    Canceled                            (206)          $8.63                  (100)           $7.89
                                       -----                                 -----
    Balance, end of year               5,629           $8.76                 4,902            $8.26
                                       =====                                 =====
    Exercisable, end of year           2,199                                 1,593


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The weighted-average grant-date fair value of options granted during the years ended December 31 are (shares in thousands):

                                                             1996                                          1995
                                                       Weighted Average                             Weighted Average
                                   Shares      Exercise Price    Fair Value       Shares     Exercise Price     Fair Value
                                   ------      --------------    ----------       ------     --------------     ----------
    Shares granted:
          below market price         200            $9.97           $5.30             435            $8.15        $3.74
          at market price            283           $10.01           $4.12           1,058            $8.60        $3.76
          above market price         862            $8.84           $3.69           1,173           $10.88        $3.48
                                   -----                                            -----
                                   1,345                                            2,666
                                   =====                                            =====

    The following table sets forth the status of the Company's fixed stock options outstanding and exercisable at December 31, 1996 (share in thousands):



                                        Outstanding                                Exercisable
                                        -----------                                -----------
                                         Weighted            Weighted                        Weighted
                                          Average            Average                          Average
    Range of                 Number      Remaining           Exercise          Number        Exercise
    Exercise Price         Shares     Contractual Life        Price            Shares          Price
    --------------         ------     ----------------        -----            ------          -----
    $1.00-$8.13               1,931           7.44              $6.46            946           $5.06
    $8.19-$9.50               2,110           8.35              $8.83            872           $8.93
    $9.69-$16.00              1,588           8.40             $11.45            381          $10.70
                              -----                                            -----
    $1.00-$16.00              5,629           8.05             $8.76           2,199           $7.57
                              =====                                            =====


15. Fair Value of Financial Instruments

    The recorded amount of cash, cash equivalents, temporary investments and notes payable banks and other, approximates fair value due to the short term maturities of these assets and liabilities.

Investments in affiliates are accounted for by the equity method and pertain to equity investments in privately held companies for which fair values are not readily available. Management believes the fair values to be at least equal to carrying amounts. The fair value of the Company's cash and cash equivalents, temporary investments, restricted cash, and notes payable are considered to be equal to the carrying amount as they are short-term in nature. The value of the Company's Convertible Notes and Discount Notes were determined using the market price of the debt instrument at December 31. The Company determines the fair value of its warrants using the Black Scholes option pricing model. The asset and liability amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at December 31, consisted of the following (in thousands):


                                          1996                                      1995
                                  Carrying Amount    Fair Value       Carrying Amount     Fair Value
                                  ---------------    ----------       ---------------     ----------
    Cash and cash equivalents          $ 103,605     $ 103,605            $ 61,428        $ 61,428
    Temporary investments                                                    7,945           7,945
    Restricted cash                        9,418         9,418              36,971          36,971
    Notes payable                          8,075         8,075               8,285           8,285
    Long term debt, including
       current portion                   215,691       232,683             125,452         135,399

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In connection with the Company's S-C Rig Credit Facility and HNS vendor financing agreement, the Company issued 4.2 million and 2.5 million warrants to purchase shares of the Company's common stock. At December 31, 1996, the S-C Rig Warrants and HNS Warrants were carried at $11.4 and $8.4, respectively and have a fair value of $6.5 million and $5.7 million, respectively.

16. Certain Other Related Party Transactions:

     In connection with the expiration of the Vanguard Options in September 1996, the Company's five-year management consulting agreement with Vanguard, pursuant to which Vanguard provided operational and marketing support to the Company for an aggregate of 1.5 million shares of common stock, was terminated. For the years ended December 31, 1996, 1995, and 1994, Vanguard earned approximately 199,000, 300,000, and 258,000 shares, respectively pursuant to this agreement. The fair market value of these shares have been recorded as marketing expenses in 1996, 1995, and 1994 at approximately $2.1 million, $2.4 million and $2.5 million, respectively.

     The Company incurred expenses of $300,000 in 1996, 1995 and 1994, pursuant to its consulting agreement with a company affiliated with George Soros. Entities affiliated with George Soros also hold the Company's Series H Redeemable Preferred Shares, Series I Convertible Preferred Shares, $5.0 million of the Company's Series N Convertible Preferred Stock, 10% of the Company's Senior Secured Discount Notes due 2005, and S-C Rig Credit Facility.

     GTI-Israel has entered into a subcontractor agreement with Rafael under which Rafael will partake in the development of the digital wireless network to be deployed by the Company and its subsidiaries in the United States and Korea. Research and development expense for the years ended December 31, 1996, 1995 and 1994 includes approximately $11.7 million, $12.5 million, and $11.1 million, respectively, for research performed by Rafael under this agreement. GTI-Israel has also entered into agreements with Rafael under which Rafael manufactures the infrastructure equipment to be used by the Company in its U.S. network and for the sale of such equipment by the Company to third parties. Through December 31, 1996 and 1995, the Company had placed firm orders for equipment and engineering totaling $24.0 million and $22.6 million, respectively and had made an advance payment (recorded in other current assets) of $2.5 million and $1.2 million to Rafael under these orders as of December 31, 1996 and 1995, respectively.

     In 1995, the Company issued 250,000 shares of common stock to Rafael in connection with the development of the digital wireless communications system. The shares were valued at $2.0 million, which amount was recorded in 1995 as research and development costs.

     In July 1996, the Company issued a Convertible Promissory Note in the amount of $800,000, due December 31, 1996, for additional shares, held by a minority shareholder, in the Company's subsidiary GTI-Israel (See Note 2).

     In October 1995, Rafael Development Corporation ("RDC") converted all the principal and interest issued to it by GTI-Israel under convertible debentures into shares of GTI-Israel representing its 38% interest in GTI-Israel. The Company issued to Rafael 1.8 million shares of unregistered Company common stock in exchange for RDC's shares of GTI-Israel. The Company valued the unregistered shares at $8.6 million and recorded the excess of the value of the shares over the fair value of the underlying assets of GTI-Israel of $7.8 million as goodwill which is being amortized over 20 years. As part of the arrangement, RDC was granted an option to purchase up to 10% of GTI-Israel in certain circumstances. Additionally, in October 1995, RDC purchased 338,000 shares of Company common stock for $3.0 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Segment Information:

     The Company's operations have been classified into two business segments: wireless communications and communications products. The wireless communications group is engaged in the commercial roll-out and enhancement of its digital wireless network in the United States, principally through its PSI and GTI-Israel subsidiaries, sale of digital wireless infrastructure equipment, provision of mobile radio services in the United States (PSI and MetroNet), the United Kingdom (NB3), and Germany, and the development of certain mobile data applications (GMSI and MIS). The enhancement of the Company's digital wireless network is primarily taking place in Israel. GMSI is located in Canada and markets its products in Canada, the United States and the United Kingdom.

     The communications products group is principally engaged, through the Company's Bogen Communications International subsidiary, in the development, manufacturing and marketing of telephone and facsimile peripheral products and commercial audio and paging equipment in the United States and Germany. During 1995, the communications products group decided to phase out of the Office Automation Services ("OAS") product line. The communications products group has taken a charge of $2.2 million related to this action of which $1.5 million relates to the writedown of its inventory to expected net realizable value.

     Corporate  and  other  consists   primarily  of  the  Company's   corporate
     headquarters activities and an insignificant subsidiary of the Company.

     Sales between industry segments are not material.

     Information about the Company's segments in 1996, 1995 and 1994 follows (in thousands):

                                                      1996         1995         1994
                                                 ---------    ---------    ---------
Revenues:
    Wireless communications                      $  42,623    $  32,986    $  25,668
    Communications products                         46,269       44,518       46,075
    Corporate and other                              3,902        2,775        1,248
                                                 ---------    ---------    ---------
                                                 $  92,794    $  80,279    $  72,991
                                                 =========    =========    =========

Operating income (loss):
    Wireless communications                      $(109,652)   $ (65,493)   $ (37,225)
    Communications products                          4,012       (1,693)          45
    Interest and other income (expense), net       (27,800)     (17,706)         105
    Corporate and other                             (4,782)      (2,307)      (5,330)
                                                 ---------    ---------    =========
    Loss from continuing operations              $(138,222)   $ (87,199)   $ (42,405)
                                                 =========    =========    =========


Identifiable assets:
    Wireless communications                      $ 268,648    $ 159,364    $  95,222
    Communications products                         25,085       24,979       35,663
    Corporate and other assets                     136,389      108,221       48,959
                                                 ---------    ---------    ---------
                                                 $ 430,122    $ 292,564    $ 179,844
                                                 =========    =========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                      1996         1995         1994
                                                 ---------    ---------    ---------
Depreciation and amortization:
    Wireless communications                      $  17,745    $   8,212    $   5,884
    Communications products                          1,398        1,242        1,181
    Corporate and other                                925          670          373
                                                 ---------    ---------    ---------
                                                 $  20,068    $  10,124    $   7,438
                                                 =========    =========    =========

Capital expenditures - property and equipment:
    Wireless communications                      $  48,828    $  32,906    $   9,386
    Communications products                          1,017          803          939
    Corporate and other                                201          144          133
                                                 ---------    ---------    ---------
                                                 $  50,046    $  33,853    $  10,458
                                                 =========    =========    =========

Capital expenditures - intangibles:
    Wireless communications                      $  32,192    $  13,055    $  14,785
    Communications products                             48           94        3,548
                                                 ---------    ---------    ---------
                                                 $  32,240    $  13,149    $  18,333
                                                 =========    =========    =========

Geographic Segments:
    Revenues:
     United States                               $  35,581    $  36,720    $  41,591
     Europe                                         48,229       38,368       27,926
     Foreign                                        36,976       17,027        3,474
     Elimination of intercompany revenues          (27,992)     (11,836)
                                                 ---------    ---------    ---------
                                                 $  92,794    $  80,279    $  72,991
                                                 =========    =========    =========

Operating income (loss):
     United States                               $ (73,494)   $ (50,770)   $ (22,624)
     Europe                                         (4,642)        (486)        (637)
     Foreign                                       (19,689)     (12,360)     (15,267)
     Interest and other income (expense), net      (27,800)     (17,706)         105
     Corporate and other                            (4,551)      (2,287)      (3,982)
     Elimination of intercompany income             (8,046)      (3,590)
                                                 ---------    ---------    ---------
     Loss from continuing operations             $(138,222)   $ (87,199)   $ (42,405)
                                                 =========    =========    =========

Identifiable assets:
    United States                                $ 148,158    $  87,453    $  51,511
    Europe                                          48,911       71,671       41,807
    Foreign                                         96,689       27,839       38,503
    Corporate and other                            136,364      105,601       48,023
                                                 ---------    ---------    ---------
                                                 $ 430,122    $ 292,564    $ 179,844
                                                 =========    =========    =========

    The Company is subject to the risks inherent in conducting business across national boundaries, including currency exchange rate fluctuations, international incidents, military outbreaks, economic downturns, government instability, nationalization of foreign assets, government protectionism and changes in governmental policy, any of which could adversely affect the Company's business in one or more of its international markets or in the U.S. in addition, the licensing and other operational risks attendant upon commencing and maintaining wireless communications networks in foreign countries are similar to those in the U.S., including availability of spectrum capacity and transmission sites, competition and government regulation. Development of the Company's business in international markets may impose a significant burden on the Company's financial, managerial and personnel resources. There can be no assurance that the Company will be successful in developing its business in any of these markets or that any such expansion of the Company's business will be profitable.

18.  Subsequent Events:

    In January 1997, the Company sold to entities affiliated with George Soros, 500 shares of its Series P Convertible Preferred Stock ("Series P Stock") for an aggregate purchase price of $25 million. The Series P Stock contains terms which are substantially similar to those related to the Series O Stock (see Note 13). In connection with this transaction, the Company issued warrants to purchase 850,000 shares of the Company's Common Stock at $9.2625 per share (subject to adjustment in certain circumstances). The warrants are exercisible at any time, and from time to time, before June 30, 2000. Additionally, in February 1997, the Company filed a registration statement under the Securities Act of 1993, as amended, with regard to the resale of

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    shares of Common Stock issuable (i) for dividends; (ii) upon conversion of Series P Stock; and, (iii) upon the exercise of the warrants.

19. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"):

    In July and August 1995, the Company issued, in a private offering, $227.7 million aggregate principal amount at maturity of 15% Senior Secured Discount Notes due July 15, 2005 ("the Discount Notes"). In connection with the Discount Note offering, the Company's wholly-owned U.S. Domestic Subsidiaries, including PowerSpectrum, Inc. and its Subsidiaries, (collectively referred to as the "Guarantor Subsidiaries") fully and unconditionally guarantee such Discount Notes jointly and severally. The Guarantor Subsidiaries are wholly owned by the Company. In addition, the Discount Notes are collateralized by a pledge of the capital stock owned by the Company in National Band Three Ltd., PowerSpectrum, Inc. and Subsidiaries, MetroNet Systems, Inc., Geotek GmbH Holding Corporation and Bogen Communications International, Inc.

    The Guarantor Information of Geotek Communications, Inc. and Subsidiaries has been presented on pages F-33 through F-41 in order to present the Guarantor Subsidiaries pursuant to the Guarantor relationship. The Guarantor Information is presented as management does not believe that separate financial statements of the Guarantor Subsidiaries would be meaningful. This Guarantor Information should be read in conjunction with the Consolidated
    Financial Statements. The Discount Notes include covenants that place restrictions on the Company primarily related to making certain investments, paying dividends and incurring additional debt.

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

    (2) Guarantor Subsidiaries            -For   purposes   of   the   Guarantor
                                          Information,   Guarantor  Subsidiaries
                                          includes     all     U.S.     wireless
                                          subsidiaries  of  PowerSpectrum,  Inc.
                                          ("PSI") combined with Geotek Financing
                                          Corporation,  Geotek  License  Holding
                                          Inc., MetroNet Systems,  Inc. and ANSA
                                          Communications,   Inc.,   both  direct
                                          wholly  owned   subsidiaries   of  the
                                          Parent  Company.  For  purposes of the
                                          Guarantor  Information,  PSI  does not
                                          contain  the  consolidated   financial
                                          statements  of GTI  -Israel,  formerly
                                          PST, a  subsidiary  of PSI, since GTI-
                                          Israel is not a Guarantor  Subsidiary.
                                          Such   statements  of  GTI-Israel  are
                                          included      with       Non-Guarantor
                                          Subsidiaries.

    (3)  Non-Guarantor Subsidiaries       -This     includes    the    Company's
                                          subsidiaries  that  are not  Guarantor
                                          Subsidiaries.

    (4) Reclassifications and             -Certain  reclassifications  were made
           Eliminations                   to  conform   all of  the   Guarantor
                                          Information     to    the    financial
                                          presentation    of    the    Company's
                                          consolidated financial statements. The
                                          principal      elimination     entries
                                          eliminate  investments in subsidiaries
                                          and    intercompany    balances    and
                                          transactions.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Condensed Consolidating Financial Information For (Guarantors ("Guarantor Information"): continued

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             As of December 31, 1996
                (Dollars in thousands, except per share amounts)

                                                                                           Reclassi-
                                                                                           fications       Geotek
                                                   Geotek      Guarantor  Non-Guarantor &    Elimin-     Comm., Inc.
                                                 Comm. Inc   Subsidiaries  Subsidiaries      ations   & Subsidiaries
                                                 ---------   ------------  ------------      ------   --------------
ASSETS                                              (1)           (2)          (3)            (4)
CURRENT ASSETS:
Cash and cash equivalents                        $  94,218      $     364    $   9,023                   $ 103,605
Restricted cash                                      7,794                       1,624                       9,418
Accounts receivables trade, net                                       620       14,815                      15,435
Inventories                                                        15,915       12,235                      28,150
Prepaid expenses and other assets                    4,514         12,093        6,777                      23,384
                                                 ---------      ---------    ---------       ---------    --------
Total current assets                               106,526         28,992       44,474                     179,992
                                                 ---------      ---------    ---------       ---------    --------
Inter-company account                              307,673         76,303                    $(383,976)
Investments in affiliates                           11,954                      25,181            (163)     36,972
Property, plant and equipment, net                   1,155         70,297       32,753         (10,624)     93,581
Intangible assets, net                              12,492         66,064       12,952                      91,508
Other assets                                        29,363            217          403          (1,914)     28,069
Investments in Subsidiaries, at cost                89,921                                     (89,921)
                                                 ---------      ---------    ---------       ---------    --------
                                                 $ 559,084      $ 241,873    $ 115,763       $(486,598)   $430,122
                                                 =========      =========    =========       =========    ========

LIABILITIES & SHAREHOLDERS' EQUITY

Current  liabilities:
Accounts payable - trade                         $     762      $   6,993    $  12,832                   $  20,587
Accrued expenses and other                           6,546         11,319       31,414                      49,279
Notes payable, banks and other                                                   8,575       $    (500)      8,075
Current maturities, long-term debt                     101            155            5                         261
                                                 ---------      ---------    ---------       ---------    --------
Total current liabilities                            7,409         18,467       52,826            (500)     78,202
                                                 ---------      ---------    ---------       ---------    --------
Inter-company account                                             316,716       67,260        (383,976)
Long-term debt                                     186,823         24,500        5,681          (1,574)    215,430
Other non-current liabilities                                                    2,422          (1,414)      1,008
Minority interest                                                                  438                         438

Redeemable preferred stock                          40,000                                                  40,000

Shareholders' equity:
Preferred stocks, $ 01 par value                        11                                                      11
Common stock, $ 01 par value                           600                                                     600
Capital in excess of par value                     403,103         40,621       74,106         (88,347)    429,483
Foreign currency translation adjustment                                            942                         942
Accumulated deficit                                (77,476)      (158,431)     (87,912)        (10,787)   (334,606)
Treasury stock, at cost                             (1,386)                                                 (1,386)
                                                 ---------      ---------    ---------       ---------    --------
                                                  324, 852       (117,810)     (12,864)        (99,134)     95,044
                                                 ---------      ---------    ---------       ---------    --------
                                                 $ 559,084      $ 241,873    $ 115,763       $(486,598)   $430,122
                                                 =========      =========    =========       =========    ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             As of December 31. 1995
                (Dollars in thousands, except per share amounts)

                                                                                           Reclassi
                                                                                          fications         Geotek
                                           Geotek         Guarantor      Non-Guarantor    & Elimin-       Comm., Inc.
                                          Comm.Inc.      Subsidiaries    Subsidiaries       ations      & Subsidiaries
                                          ---------      ------------    -------------   -----------    --------------
                                              (1)             (2)             (3)             (4)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents               $  53,128       $     522       $   7,778                       $  61,428
  Temporary investments                       7,945                                                           7,945
  Restricted cash                            35,230                           1,741                          36,971
  Accounts receivables trade, net                                21          14,007                          14,028
  Deposits for spectrum licenses              3,500           8,000                                          11,500
  Inventories                                                 1,328           9,155                          10,483
  Prepaid expenses and other assets           1,051             317           4,253                           5,621
                                          ---------       ---------       ---------       ---------       ---------
    Total current assets                    100,854          10,188          36,934                         147,976

Inter-company account                       142,286          37,154           4,893       $(184,333)
Investments in affiliates                     3,241                                            (163)          3,078
Property, plant and equipment, net            1,088          28,962          39,487          (3,427)         66,110
Intangible assets, net                       12,313          19,171          36,697                          68,181
Other assets                                  7,684             174           3,845          (4,484)          7,219
Investments in Subsidiaries, at cost         90,427                                         (90,427)
                                          ---------       ---------       ---------       ---------       ---------
                                          $ 357,893       $  95,649       $ 121,856       $(282,834)      $ 292,564
                                          =========       =========       =========       =========       =========

LIABILITIES & SHAREHOLDERS' EQUITY

Current  liabilities
 Accounts payable - trade                 $     508       $   2,447       $  14,993                       $  17,948
 Accrued expenses and other                   1,250           5,835          15,920                          23,005
 Notes payable, banks and other                                               8,604       $    (319)          8,285
 Current maturities, long-term debt          28,913                             664                          29,577
                                          ---------       ---------       ---------       ---------       ---------
    Total current liabilities                30,671           8,282          40,181            (319)         78,815
                                          ---------       ---------       ---------       ---------       ---------
Inter-company account                                       138,107          46,226        (184,333)
Long-term debt                               86,090           2,003          12,356          (4,574)         95,875
Other non-current liabilities                  (152)                          2,533          (1,164)          1,217
Minority interest                                                               395                             395

Redeemable preferred stock                   40,000                                                          40,000

Shareholders' equity:

Preferred stocks, $.01 par value                 11                                                              11
Common stock, $.01 par value                    553                                                             553
Capital in excess of par value              245,234          40,621          75,455         (88,854)        272,456
Foreign currency translation adjustment                                       1,012                           1,012
Accumulated deficit                         (43,128)        (93,364)        (56,302)         (3,590)       (196,384)
Treasury stock, at cost                      (1,386)                                                         (1,386)
                                          ---------       ---------       ---------       ---------       ---------
                                            201,284         (52,743)         20,165         (92,444)         76,262
                                          ---------       ---------       ---------       ---------       ---------
                                          $ 357,893       $  95,649       $ 121,856       $(282,834)      $ 292,564
                                          =========       =========       =========       =========       =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      For the Year ended December 31, 1996
                             (Dollars in thousands)

                                                                                           Reclassi
                                                                                          fications         Geotek
                                           Geotek         Guarantor      Non-Guarantor    & Elimin-       Comm., Inc.
                                          Comm.Inc.      Subsidiaries    Subsidiaries       ations      & Subsidiaries
                                          ---------      ------------    -------------   -----------    --------------
                                              (1)             (2)             (3)             (4)
Revenues:
 Net product sales                                        $     806       $  86,602       $ (28,540)      $  58,868
 Service income                                                 481          33,445                          33,926
                                                          ---------       ---------       ---------       ---------
    Total revenues                                            1,287         120,047         (28,540)         92,794
                                                          ---------       ---------       ---------       ---------
 Costs and expenses:
Cost of goods sold                                            6,876          54,941         (20,783)         41,034
Cost of services                                             16,322          24,402            (667)         40,057
Research and development                      1,861           9,148          26,583             (64)         37,528
Marketing                                       300          21,280          17,104                          38,684
General and administrative                    9,692          11,837          23,309                          44,838
Interest expense                             28,315             886           2,264            (988)         30,477
Interest and other income                    (6,253)           (165)           (404)            988          (5,834)
Amortization of intangibles                   1,385             804           1,977                           4,166
Equity in losses of investees                    79                                                              79
Other expenses (income)                      (1,031)           (635)           (458)            171          (1,953)
                                          ---------       ---------       ---------       ---------       ---------
Total costs and expenses                     34,348          66,353         149,718         (21,343)        229,076
                                          ---------       ---------       ---------       ---------       ---------
Loss from continuing operations
 before taxes on income and
 minority interest                          (34,348)        (65,066)        (29,671)         (7,197)       (136,282)
Taxes on income                                                              (1,603)                         (1,603)
Minority interest                                                              (337)                           (337)
                                          ---------       ---------       ---------       ---------       ---------
Net loss                                  $ (34,348)      $ (65,066)      $ (31,611)      $  (7,197)      $(138,222)
                                          =========       =========       =========       =========       =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 1995
                             (Dollars in thousands)

                                                                                           Reclassi
                                                                                          fications         Geotek
                                           Geotek         Guarantor      Non-Guarantor    & Elimin-       Comm., Inc.
                                          Comm.Inc.      Subsidiaries    Subsidiaries       ations      & Subsidiaries
                                          ---------      ------------    -------------   -----------    --------------
                                              (1)             (2)             (3)             (4)
Revenues:
 Net product sales                                             $ 83         $64,366        $(11,836)        $52,613
 Service income                                               2,020          25,646                          27,666
                                                          ---------       ---------       ---------       ---------
    Total revenues                                            2,103          90,012         (11,836)         80,279
                                                          ---------       ---------       ---------       ---------
Costs and expenses:
Cost of goods sold                                               46          40,580          (8,246)         32,380
Cost of services                                              5,256          15,135                          20,391
Research and development                                     15,805          19,775                          35,580
Marketing                                     $ 300           9,513          18,211                          28,024
General and administrative                    5,729          10,753          14,345                          30,827
Interest expense                             15,383             316           2,462          (1,447)         16,714
Interest income                              (5,989)            (76)           (530)          1,447          (5,148)
Amortization of intangibles                     920           1,065           2,177                           4,162
Equity in losses of investees                 1,563                           3,332                           4,895
Other expenses (income)                                      (2,121)           (476)                         (2,597)
                                          ---------       ---------       ---------       ---------       ---------
Total costs and expenses                    $17,906         $40,557        $115,011         $(8,246)       $165,228
                                          ---------       ---------       ---------       ---------       ---------
Loss from continuing
 operations before taxes
 on income and
 minority interest                          (17,906)        (38,454)        (24,999)         (3,590)        (84,949)
Discontinued operations:
 Taxes on income                                                             (2,222)                         (2,222)
 Minority interest                                                              (28)                            (28)
                                          ---------       ---------       ---------       ---------       ---------
Net loss                                   $(17,906)       $(38,454)       $(27,249)        $(3,590)       $(87,199)
                                          =========       =========       =========       =========       =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 1994
                             (Dollars in thousands)

                                                                                           Reclassi
                                                                                          fications         Geotek
                                           Geotek         Guarantor      Non-Guarantor    & Elimin-       Comm., Inc.
                                          Comm.Inc.      Subsidiaries    Subsidiaries       ations      & Subsidiaries
                                          ---------      ------------    -------------   -----------    --------------
                                              (1)             (2)             (3)             (4)
REVENUES
 Net product sales                                             $350       $  48,968       $    (948)      $  48,370
 Service income                                               2,115          22,506                          24,621
                                                          ---------       ---------       ---------       ---------
     Total revenues                                           2,465          71,474            (948)         72,991
                                                          ---------       ---------       ---------       ---------
Costs and expenses:
 Cost of goods sold                                             208          31,777            (811)         31,174
 Cost of services                                             1,358          15,220                          16,578
 Research and development                      $256           5,941          13,280                          19,477
 Marketing                                                    5,983          12,308                          18,291
 General and administrative                   4,551           4,294          10,998               7          19,850
 Interest expense                             2,534              64           2,097          (1,595)          3,101
 Interest income                             (3,638)           (172)           (546)          1,595          (2,761)
 Amortization of intangibles                    594             711             962             505           2,772
 Equity in losses of investees                1,159                           2,409            (512)          3,056
 Other expenses (income)                      3,524            (445)            (52)                          3,027
                                          ---------       ---------       ---------       ---------       ---------
Total costs and expenses                      8,980          17,942          88,453            (811)        114,565
                                          ---------       ---------       ---------       ---------       ---------
Loss from operations before
 taxes on income and
 minority interest                           (8,980)        (15,477)        (16,979)           (137)        (41,574)
Taxes on income                                                                (660)                           (660)
Minority interest                              (185)                             14                            (171)
                                          ---------       ---------       ---------       ---------       ---------
Net loss                                  $  (9,165)      $ (15,477)      $ (17,625)      $    (137)      $ (42,405)
                                          =========       =========       =========       =========       =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      For the Year Ended December 31, 1996
                             (Dollars in thousands)

                                                                                                                          Geotek
                                                       Geotek        Guarantor     Non-Guarantor   Reclassifications    Comm., Inc.
                                                      Comm.Inc.     Subsidiaries   Subsidiaries     & Elimination's   & Subsidiaries
                                                    ------------    ------------   ------------    -----------------  --------------
                                                         (1)             (2)            (3)               (4)
Cash Flows From Operating Activities:
 Net loss                                           $    (34,348)   $    (65,066)  $    (31,611)     $     (7,197)     $   (138,222)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Minority interest                                                                          43                                  43
  Depreciation & amortization                              1,480           5,782         13,302              (496)           20,068
 Post acquisition adjustment for utilization of
  acquired net operating loss carry forward                                                 357                                 357
 Equity in losses of investees                                79                                                                 79
 Deferred tax expense                                                                       614                                 614
 Non-cash compensation expense                               100                                                                100
 Inventory reserves                                                        5,226            257                               5,483
 Acquired research and development project                 1,861                                                              1,861
 Non-cash management consulting expense                                    2,061                                              2,061
 Non-cash license income                                                    (279)                                              (279)
 Non-cash interest expense                                26,458             137                                             26,595
 Changes  in  operating assets  and
  liabilities (net  of  effect  from acquisitions):
  Increase in accounts receivable                                           (599)        (3,585)                             (4,184)
  Increase in inventories                                                (19,813)        (3,757)                            (23,570)
  Decrease in prepaid expenses and other assets           (2,448)        (11,776)         2,205                             (12,019)
  Increase in accounts payable & accrued expenses          5,550          10,030         16,967                              32,547
  Other, net                                                (834)                         1,050                                 216
                                                    ------------    ------------   ------------      ------------      ------------
 Net cash used in operating activities                    (2,102)        (74,297)        (4,158)           (7,693)          (88,250)
                                                    ------------    ------------   ------------      ------------      ------------
Cash flows from investing activities:
 Acquisition of licenses                                                 (30,192)                                           (30,192)
 Net decrease in temporary investments                     7,945                                                              7,945
 Proceeds from sale of property, plant & equipment                                          106                                 106
 Acquisitions of property, plant & equipment                (162)        (45,048)       (12,529)            7,693           (50,046)
 Capitalized interest on construction in process
  and pre-commercial licenses                               (599)         (6,569)                                            (7,168)
 Cash invested in acquisition of
  subsidiaries, net                                       (8,531)                          (267)                             (8,798)
 Change in restricted cash                                27,553                                                             27,553
 Contract deposits                                        (1,015)                        (1,246)                             (2,261)
 Other, net                                                                                 (48)                                (48)
                                                    ------------    ------------   ------------      ------------      ------------
 Net cash provided by (used in) investing activities      25,191         (81,809)       (13,984)            7,693           (62,909)
                                                    ------------    ------------   ------------      ------------      ------------
Cash flows from financing activities:
 Net borrowings under line of credit agreements                                              24                                  24
 Repayments of debt                                                       (1,706)          (332)                             (2,038)
 Net proceeds from issuances of convertible notes         75,000                                                             75,000
 Proceeds from issuance
  of  convertible preferred stock                        103,350                                                            103,350
 Deferred financing costs                                 (3,300)                                                            (3,300)
 Proceeds from draw down
  of credit agreement                                                     24,500                                             24,500
 Repayment of capital lease obligation                       (60)                          (438)                               (498)
 Financing costs                                          (1,080)                                                            (1,080)
 Proceeds from exercise of warrants & options              2,568                                                              2,568
 Payment of preferred dividends                           (5,138)                                                            (5,138)
 Intercompany financing                                 (153,339)        133,154         20,185
 Other, net                                                                                 149                                 149
                                                    ------------    ------------   ------------      ------------      ------------
 Net cash provided by
  financing activities                                    18,001         155,948         19,588                             193,537
                                                    ------------    ------------   ------------      ------------      ------------
 Effect of exchange rate changes on cash                                                   (201)                               (201)
 Increase (decrease) in cash & cash equivalents           41,090            (158)         1,245                              42,177
Cash & cash equivalents, beginning of year                53,128             522          7,778                              61,428
                                                    ------------    ------------   ------------      ------------      ------------
 Cash & cash equivalents, end of year               $     94,218             364   $      9,023                        $    103,605
                                                    ============    ============   ============      ============      ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      For the Year Ended December 31. 1995
                             (Dollars in thousands)

                                                                                                                          Geotek
                                                       Geotek        Guarantor     Non-Guarantor   Reclassifications    Comm., Inc.
                                                      Comm.Inc.     Subsidiaries   Subsidiaries     & Elimination's   & Subsidiaries
                                                    ------------    ------------   ------------    -----------------  --------------
                                                         (1)             (2)            (3)               (4)
Cash Flows From Operating Activities:
 Net loss                                           $    (17,906)   $    (38,454)  $    (27,249)     $     (3,590)     $    (87,199)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Minority interest                                                                          28                                  28
  Depreciation & amortization                                957           1,738          7,429                              10,124
  Provisions for inventory reserve for
   lower of cost or market                                                    73          1,513                               1,586
  Non-cash interest expense                               11,631             270                                             11,901
  Non-cash license income                                                   (658)                                              (658)
  Post acquisition adjustment for utilization
   of acquired net operating loss carryforward                                              950                                 950
  Gain on sale of property and equipment                     (45)                           (48)                                (93)

  Equity in losses of investees                            1,563                          3,332                               4,895
  Non cash related party compensation expense                 90                                                                 90
 Issuance of stock for management
   consulting fee                                                          2,439                                              2,439
  Issuance of shares in connection
   with Research and development project                                   2,032                                              2,032
  Changes in operating assets and liabilities
   (net of effect from acquisitions):
   Decrease (increase) in accounts receivable                                 58         (1,582)             (421)           (1,945)
   Increase in inventories                                                (1,284)        (1,953)             (161)           (3,398)
   Increase (decrease) in prepaid expenses
    and other assets                                        (112)           (143)         2,506               851             3,102
   Increase in accts payable & accrued expenses              826           6,597          4,321             1,438            13,182
   Other                                                                                  1,400                               1,400
                                                    ------------    ------------   ------------      ------------      ------------
 Net cash used in operating activities                    (2,996)        (27,332)        (9,353)           (1,883)          (41,564)
                                                    ------------    ------------   ------------      ------------      ------------
Cash flows from investing activities:
Acquisition of and deposits for spectrum licenses         (3,500)         (9,555)           (94)                            (13,149)
 Net decrease in temporary investments                    14,015                                                             14,015
 Restricted cash                                         (32,675)                        (1,741)                            (34,416)
 Contract deposits-other current assets                                                  (1,227)                             (1,227)
 Acquisitions of property, plant & equipment                 (84)        (27,616)        (9,580)            3,427           (33,853)
Interest capitalized on construction in progress                            (487)                                              (487)
 Proceeds from sale of property, plant & equipment                            45            205                                 250
 Proceeds from sale of BCI                                 7,000                                                              7,000
 Non-cash transaction expense for BCI                                                       740                                 740
 Cash used in acquisition
   of subsidiaries, net                                   (9,732)                                                            (9,732)
 Other                                                     2,106                                                              2,106
                                                    ------------    ------------   ------------      ------------      ------------
 Net cash (used in) provided by
  investing activities                                   (22,870)        (37,613)       (11,697)            3,427           (68,753)
                                                    ------------    ------------   ------------      ------------      ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Condensed Consolidating Financial InformationFor Guarantors ("Guarantor Information"): continued

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                      For the Year Ended December 31. 1995
                             (Dollars in thousands)

                                                                                                                          Geotek
                                                       Geotek        Guarantor     Non-Guarantor   Reclassifications    Comm., Inc.
                                                      Comm.Inc.     Subsidiaries   Subsidiaries     & Elimination's   & Subsidiaries
                                                    ------------    ------------   ------------    -----------------  --------------
                                                         (1)             (2)            (3)               (4)
Cash flows from financing activities:
 Net repayments under
  line of credit agreements                                                              (1,000)                             (1,000)
 Proceeds from issuances of preferred stock               30,863                                                             30,863
 Repayments of debt                                         (850)           (510)          (951)                             (2,311)
 Deferred financing costs                                 (4,692)                                                            (4,692)
 Repayments under capital lease obligation                  (400)                          (217)                               (617)
 Repayment of secured notes                              (25,000)                                                           (25,000)
 Proceeds from issuance of senior
  secured notes and related warrants                      36,000                                                             36,000
 Proceeds from issuance of senior secured
  discount notes & related warrants                      110,079                                                            110,079
 Proceeds from issuance of common stock                    3,000                                                              3,000
 Proceeds from exercise of
  warrants & options                                       1,073                                                              1,073
 Payment of preferred dividends                           (4,132)                                                            (4,132)
 Intercompany financing                                  (88,169)         65,559         24,154            (1,544)
                                                    ------------    ------------   ------------      ------------      ------------
 Net cash provided by (used in) financing
   activities                                             57,772          65,049         21,986            (1,544)          143,263
                                                    ------------    ------------   ------------      ------------      ------------
 Effect of exchange rates on cash                                                           951                                 951
  Increase in cash & cash equivalents                     31,906             104          1,887                              33,897
  Cash & cash equivalents, beginning of year              21,222             418          5,891                              27,531
                                                    ------------    ------------   ------------      ------------      ------------
  Cash & cash equivalents, end of year              $     53,128    $        522   $      7,778              --        $     61,428
                                                    ============    ============   ============      ============      ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 1994
                             (Dollars in thousands)

                                                                                                        Reclassi
                                                                                                       fications         Geotek
                                                        Geotek         Guarantor      Non-Guarantor    & Elimin-       Comm., Inc.
                                                       Comm.Inc.      Subsidiaries    Subsidiaries       ations      & Subsidiaries
                                                       ---------      ------------    -------------   -----------    --------------
                                                           (1)             (2)             (3)             (4)
Cash Flows From Operating Activities:
 Net loss                                              $  (9,165)      $ (15,477)      $ (17,625)      $    (137)      $ (42,405)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
 Minority interest                                           185                             (14)                            171
   Provision for inventory reserve for
     lower of cost or market                                                               1,195                           1,195
   Depreciation & amortization                               615             894           5,418             512           7,438
   Post acquisition adjustment for utilization
     of acquired net operating loss carryforward                                             573                             573
   Non cash interest expense                                 391                                                             391
   Equity in losses of investees                           1,159                           2,409            (512)          3,056
   Reserve for impairment of loan                          3,500                                                           3,500
   Issuance of stock for management consulting fee                         2,517                                           2,517
 Changes in operating assets and liabilities
      (net of effect from acquisitions):

   Decrease in accounts receivable                                            24             852                             876
   Decrease (increase) in inventories                                         30          (3,228)            137          (3,061)
   Increase in prepaid expenses and other assets            (553)            (51)         (4,708)                         (5,312)
   (Decrease) increase in accounts payable &
      accrued expenses                                      (509)            850           6,559                           6,900
  Other                                                       33              53              (2)                             84
                                                       ---------       ---------       ---------       ---------       ---------
Net cash used in operating activities                     (4,344)        (11,160)         (8,571)            --          (24,077)
                                                       ---------       ---------       ---------       ---------       ---------
Cash flows from investing activities:
 Acquisition of licenses                                                 (12,961)             (2)                        (12,963)
 Net increase in temporary investments                   (17,531)          3,444                                         (14,087)
 Acquisitions of property, plant & equipment                 (67)         (2,250)         (8,141)                        (10,458)
 Changes in restricted cash                               (2,555)                                                         (2,555)
 Cash invested in acquisition of subsidiaries, net        (1,332)                        (49,064)         24,554         (25,842)
 Loan to Harris Adacom B.V.                               (3,500)                                                         (3,500)
                                                       ---------       ---------       ---------       ---------       ---------
 Net cash (used in) provided by
  investing activities                                   (24,986)        (11,767)        (57,207)         24,554         (69,405)
                                                       ---------       ---------       ---------       ---------       ---------
Cash flows from financing activities:
 Net borrowings, under
  line of credit agreements                                                                2,390                           2,390
 Proceeds from debt and warrants                           2,674                                                           2,674
 Repayments of debt                                       (1,053)                           (454)                         (1,507)
 Proceeds from issuance of convertible
  preferred stock                                         10,000                                                          10,000
 Proceeds from issuance of senior
  secured note & related warrants                         25,000                                                          25,000
 Proceeds from issuance of stock & warrants
  to Vanguard                                             29,250                                                          29,250
 Proceeds from exercise of warrants & options              3,848                                                           3,848
 Payment of preferred dividends                           (2,066)                                                         (2,066)
 Intercompany financing                                  (59,995)         18,684          65,865        ( 24,554)
 Other                                                        33              24            (346)                           (289)
                                                       ---------       ---------       ---------       ---------       ---------
 Net cash provided by (used in)
  financing activities                                     7,691          18,708          67,455        ( 24,554)         69,300
                                                       ---------       ---------       ---------       ---------       ---------
 Effect of exchange rate changes on cash                                                      27                              27
 Increase (decrease) in cash & cash equivalents          (21,639)         (4,219)          1,703                         (24,155)
 Cash & cash equivalents, beginning of year               42,861           4,637           4,188                          51,686
                                                       ---------       ---------       ---------       ---------       ---------
 Cash & cash equivalents, end of year                  $  21,222       $     418       $   5,891                         $27,531
                                                       =========       =========       =========       =========       =========

                                                          Registered no: 2672488

                           NATIONAL BAND THREE LIMITED

                           Annual report

                           for the year ended 31 December 1996

NATIONAL BAND THREE LIMITED

Annual report
for the year ended 31 December 1996

Registered no: 2672488

                                                                       Pages

Directors and advisers                                                 F-44

Directors' report                                                  F-45 - F-46

Report of the auditors                                                F- 47

Profit and loss account                                               F - 48

Balance sheet                                                         F -49

Cash flow statement                                                   F - 50


Notes to the financial statements                                 F - 51- F - 61

Directors and advisers

Executive directors                         E J Watts
                                            R Conroy
                                            M Davey
                                            D Henson
                                            G Darsley

Non-executive directors
                                            Y Eitan - Chairman
                                            Y Bibring
                                            G M Calhoun
                                            A D Robb

Secretary and registered office             Wren House
                                            Hedgerows Business Park
                                            Colchester Road
                                            Springfield
                                            CHELMSFORD
                                            Essex
                                            CM2 5PF



Registered Auditors                         Coopers & Lybrand
                                            1 Embankment Place
                                            LONDON
                                            WC2N 6NN

Bankers                                     National Westminster Bank Plc
                                            21 Lombard Street
                                            LONDON
                                            EC3P 3AR

NATIONAL BAND THREE LIMITED

Directors' report
for the year ended 31 December 1996

The directors present their report and the audited financial statements for the year ended 31 December 1996.

Principal activities

The profit and loss account for the period is set out on page 48.

The principal activities of the company are the expansion and operation of a national mobile communication system, under licences granted by the Department of Trade and Industry under the Telecommunications Act 1984 and the Wireless Telegraphy Act 1949.

Review of business and future developments

During the year the company continued to expand the capacity, coverage and facilities of the network. It has also invested in and strengthened its sales and marketing capability. This helped the continued growth in the subscriber base during the year and provided new products and services. Both the level of business and the year end financial position were satisfactory, and the directors expect the level of activity to continue for the foreseeable future.

During the year the company was awarded a licence to operate a digital network. This will significantly enhance the current range of products and services available to customers in the future and facilitate the penetration of related and competitive markets.

Dividends and transfers to reserves

The directors do not recommend the payment of a dividend. The profit for the period of (pound)2,490,000 (1995: (pound)1,605,000) has been taken to reserves.

Changes in fixed assets

The movements in fixed assets during the year are set out in note 9 to the financial statements.

Directors

The directors of the company during the year ended 31 December 1996 were:

A D Robb
G M Calhoun
Y Eitan
Y Bibring
E J Watts
R Conroy
D Henson
M Davey
S A Style (resigned on 31 January 1997)

G Darsley was appointed to the board on 17 February 1997.

Directors' interests

None of the directors held any interest in the shares of the company at 31 December 1996 (1995: None).

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

The directors confirm that suitable accounting policies have been used and applied consistently and reasonable and prudent judgements and estimates have been made in the preparation of the financial statements for the year ended 31 December 1996. The directors also confirm that applicable accounting standards have been followed and that the financial statements have been prepared on the going concern basis.

The directors are responsible for keeping proper accounting records, for taking reasonable steps to safeguard the assets of the company and to prevent and detect fraud and other irregularities.

Auditors

The company's auditors are Coopers & Lybrand. Under an elective resolution the company has dispensed with the need to reappoint auditors on an annual basis.

By order of the board

/s/ G. Darsley
Secretary
28 February 1997

NATIONAL BAND THREE LIMITED

Report of the auditors to the members of NATIONAL BAND THREE LIMITED

We have audited the balance sheets of National Band Three Limited as of 31 December 1996 and 1995 and the related statements of income, changes in shareholders' equity and cash flows for the years ended 31 December 1996 and 1995. The financial statements on pages F-48 to F-61 are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United Kingdom which do not differ in any significant respects from auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Band Three Limited, as of 31 December 1996 and 1995 and the results of their operations and cash flows for the years ended 31 December 1996 and 1995 in conformity with generally accepted accounting principles in the United Kingdom.

Accounting principles and financial statement presentation generally accepted in the United Kingdom vary in certain significant respects from accounting principles and financial statement presentation generally accepted in the United States. The application of these requirements would have affected the financial statement presentation and the determination of net income for the years ended 31 December 1996 and 1995 and of shareholders' equity as of 31 December 1996 and 1995, to the extent summarised in note 21 to the financial statements.

COOPERS & LYBRAND
Chartered Accountants and Registered Auditors
London
28 February 1997

NATIONAL BAND THREE LIMITED

Profit and loss account
for the year ended 31 December 1996

                                                Notes      1996         1995
                                                       (pound)'000  (pound)'000
                                                -----   ----------   ----------
Turnover                                          2       18,164       15,835

Cost of sales                                             (9,522)      (8,366)
                                                         -------       ------
Gross profit                                               8,642        7,469

Net operating expenses                            3       (6,015)      (5,696)
                                                         -------       ------
Operating profit                                           2,627        1,773

Interest receivable and similar income                       120           98
Interest payable and similar charges              6         (217)        (266)
                                                         -------       ------
Profit on ordinary activities before taxation     7        2,530        1,605

Tax on profit on ordinary activities              8          (40)         --
                                                         -------       ------
Retained profit for the financial year           15        2,490        1,605
                                                         =======       ======


All figures in the profit and loss account relate to continuing operations.

There is no difference between the profit on ordinary activities before taxation and the profit for the year as stated above, and their historical cost equivalents.

There have been no other gains and losses in the year.

NATIONAL BAND THREE LIMITED

Balance sheet
at 31 December 1996

                                            Notes         1996          1995
                                                      (pound)'000   (pound)'000
                                            -----     -----------   -----------

Fixed assets
Tangible assets                                 9        12,522        11,889
                                                        -------       -------
Current assets
Stocks                                         10           411           193
Debtors                                        11         3,246         3,322
Cash at bank and in hand                                  3,553         1,817
                                                        -------       -------
Total current assets                                      7,210         5,332
Creditors: amounts falling due
 within one year                               12        (9,748)       (9,727)
                                                        -------       -------
Net current liabilities                                  (2,538)       (4,395)
                                                        -------       -------
Total assets less current liabilities                     9,984         7,494
Provisions for liabilities and charges
Deferred taxation                              13          --            --
                                                        -------       -------
Net assets                                                9,984         7,494
                                                        =======       =======
Capital and reserves
Called up share capital                        14         9,000         9,000
Share premium account                          15         8,800         8,800
Goodwill reserve                               15            (9)          (58)
Profit and loss account                        15        (7,807)      (10,248)
                                                        -------       -------
Total equity shareholders' funds               16         9,984         7,494
                                                        =======       =======


The financial statements on pages F-48 to F-61 were approved by the board of directors on 28 February 1997 and were signed on its behalf by:


/s/  G. Darsley
Director

NATIONAL BAND THREE LIMITED

Cash flow statement
for the year ended 31 December 1996

                                                 Notes     1996         1995
                                                        (pound)'000  (pound)'000
                                                 -----  -----------  -----------
Net cash inflow from operating activities          17      5,243        3,024
                                                           -----        -----
Returns on investments and servicing of finance

Interest received                                            120           98
Interest paid                                               (217)        (266)
                                                           -----        -----
Net cash outflow from returns on
 investments and servicing of finance                        (97)        (168)
                                                           -----        -----
Taxation

United Kingdom corporation tax paid                          --           --
                                                           -----        -----
Investment activities

Purchase of tangible fixed assets                         (3,470)      (2,801)
Sale of tangible fixed assets                                 60          135
                                                           -----        -----
Net cash outflow from investing activities                (3,410)      (2,666)
                                                           -----        -----
Increase in cash and cash equivalents              18      1,736          190
                                                           =====        =====

NATIONAL BAND THREE LIMITED

Notes to the financial statements
for the year ended 31 December 1996

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

NATIONAL BAND THREE LIMITED

Deferred taxation

Provision is made for deferred taxation, using the liability method, on all material timing differences to the extent that it is probable that a liability or asset will crystallise.

Pension costs

The company operates a "money purchase" pension scheme for the benefit of its employees.

The company provides no other post retirement benefits to its employees.

Related party transactions

The company has taken advantage of the exemptions under Financial Reporting Standard 8 not to disclose any transactions with entities that are part of the group qualifying as related parties.

2    Turnover

Turnover consists entirely of sales in one class of business made in the United Kingdom.

3    Net operating expenses

                                                          1996          1995
                                                       (pound)'000   (pound)'000
                                                       -----------   -----------
   Selling and distribution costs                         3,440         3,544
   Administrative expenses                                2,575         2,152
                                                          -----         -----
                                                          6,015         5,696
                                                          =====         =====

4    Directors' emoluments

                                                          1996          1995
                                                       (pound)'000   (pound)'000
                                                       -----------   -----------
Emoluments (including pension contributions
 and benefits in kind)                                     567           481
                                                           ===           ===

NATIONAL BAND THREE LIMITED

Emoluments (excluding pension contributions) include amounts paid to:

                                                       1996              1995
                                                     (pound)           (pound)
                                                     -------           -------
The chairman                                             Nil               Nil
                                                     =======           =======

The highest paid director                            166,603           121,306
                                                     =======           =======

The number of directors (including the chairman and the highest paid director) who received emoluments (excluding pension contributions) within the following ranges was:

                                                        1996              1995
                                                       Number            Number
                                                       ------            ------

(pound)0 to (pound)5,000                                    3                 3
(pound)5,001 to (pound)10,000                               -                 -
(pound)10,001 to (pound)15,000                              -                 1
(pound)30,001 to (pound)35,000                              -                 -
(pound)40,001 to (pound)45,000                              -                 1
(pound)45,001 to (pound)50,000                              1                 -
(pound)60,001 to (pound)65,000                              -                 1
(pound)65,001 to (pound)70,000                              1                 2
(pound)70,001 to (pound)75,000                              -                 1
(pound)75,001 to (pound)80,000                              1                 -
(pound)80,001 to (pound)85,000                              1                 -
(pound)85,001 to (pound)90,000                              1                 -
(pound)120,001 to (pound)125,000                            -                 1
(pound)165,001 to (pound)170,000                            1                 -
                                                       ======            ======

A provision of (pound)80,000 has been established in these financial statements in respect of bonus payments which may be made to directors at the company's discretion. As these bonuses have not yet been approved, the above disclosures include no amounts in respect of bonuses for the year. However, bonus payments made in relation to the year ended 31 December 1995 are included in the figure for 1996 above.

NATIONAL BAND THREE LIMITED

5    Employee information

The average weekly number of persons (including executive directors) employed by the company during the year was:

                                                             1996         1995
                                                           Number       Number
                                                           ------       ------

By activity
Administration                                                 28           26
Technical                                                      42           43
Marketing                                                      40           38
                                                            -----       ------
                                                              110          107
                                                            =====       ======

                                                             1996         1995
                                                        (pound)'000  (pound)'000
                                                        -----------  -----------
Staff costs (for the above persons)
Wages and salaries                                          2,994        2,766
Social security costs                                         310          277
Other pension costs                                           160          154
                                                            -----       ------
                                                            3,464        3,197
                                                            =====        =====

6    Interest payable and similar charges

                                                             1996         1995
                                                        (pound)'000  (pound)'000
                                                        -----------  -----------
Interest payable on sums owed to parent undertaking           217          266
                                                            =====        =====

7    Profit on ordinary activities before taxation

                                                            1996         1995
                                                        (pound)'000  (pound)'000
                                                        -----------  -----------
The profit on ordinary activities before taxation is
 stated after charging/(crediting):
Exceptional cost of sales                                     340            -
Depreciation                                                2,815        2,362
Auditors' remuneration                                         20           20
Auditors' remuneration for non-audit services                  11           18
Rentals under operating leases on land and buildings        1,242        1,168
Hire of equipment under operating leases                    1,562        1,358
Profit on disposal of fixed assets                           (38)         (58)
                                                            =====        =====

NATIONAL BAND THREE LIMITED

8    Profit on ordinary activities before taxation

The exceptional cost of sales related to a provision for costs to be incurred in moving one of the company's switching sites, presently located in Manchester.

9    Tax on profit on ordinary activities

                                                           1996          1995
                                                       (pound)'000   (pound)'000
                                                       -----------   -----------
United Kingdom corporation tax at 33% (1995: 33%)
 Current tax                                                 40           Nil
                                                            ===           ===

The charge for corporation tax in the year is abnormally low due to the availability of losses brought forward from previous years.

10   Tangible fixed assets

                                             Plant
                          Short term           and      Fixtures
                           leasehold     machinery           and        Motor
                        improvements   as restated      fittings     vehicles        Total
                         (pound)'000   (pound)'000   (pound)'000  (pound)'000  (pound)'000
                         -----------   -----------   -----------  -----------  -----------
Cost
At 1 January 1996                  5        23,937           614          812       25,368
Additions                          -         3,102            53          315        3,470
Disposals                          -         (191)          (26)        (192)        (409)
                                 ---        ------           ---          ---       ------
At 31 December 1996                5        26,848           641          935       28,429
                                 ---        ------           ---          ---       ------
Depreciation
At 1 January 1996                  3        12,836           316          324       13,479
Charge for year                    -         2,487           121          207        2,815
Disposals                          -         (191)          (23)        (173)        (387)
                                 ---        ------           ---          ---       ------
At 31 December 1996                3        15,132           414          358       15,907
                                 ---        ------           ---          ---       ------
Net book value
At 31 December 1996                2        11,716           227          577       12,522
                                 ===        ======           ===          ===       ======

At 31 December 1995                2        11,101           298          488       11,889
                                 ===        ======           ===          ===       ======

Included in the plant and machinery above are assets under construction to the value of (pound)1,303,000 (31 December 1995: (pound)235,000) which did not incur depreciation during the year.

NATIONAL BAND THREE LIMITED

11   Stocks

                                                       1996              1995
                                                   (pound)'000       (pound)'000
                                                   -----------       -----------

Goods for resale                                        411               193
                                                        ===               ===


12   Debtors

                                                       1996              1995
                                                   (pound)'000       (pound)'000
                                                   -----------       -----------

Amounts falling due within one year
Trade debtors                                          2,123             1,955
Amounts owed by fellow subsidiary undertakings            94               155
Other debtors                                             33               136
Prepayments and accrued income                           996             1,076
                                                       -----             -----
                                                       3,246             3,322
                                                       =====             =====


13   Creditors: amounts falling due within one year

                                                       1996              1995
                                                   (pound)'000       (pound)'000
                                                   -----------       -----------
Trade creditors                                        2,821             2,106
Amount owed to parent undertaking                      3,112             4,432
Corporation tax                                           40                --
Other taxes and social security                          273               215
Accruals and deferred income                           3,502             2,974
                                                       -----             -----
                                                       9,748             9,727
                                                       =====             =====

14   Deferred taxation

The total liability to deferred taxation is as follows:

                                                     Amount provided                   Amount unprovided
                                              -----------------------------      -----------------------------
                                                  1996              1995             1996              1995
                                              (pound)'000       (pound)'000      (pound)'000       (pound)'000
                                              -----------       -----------      -----------       -----------
Excess of capital allowances over
  depreciation                                      --                --              549               355
Other                                               --                --             (294)              (77)
                                                   ---               ---            -----              ----
                                                   Nil               Nil              255               278
                                                   ===               ===            =====              ====

NATIONAL BAND THREE LIMITED

15   Called up share capital

                                                      1996              1995
                                                  (pound)'000       (pound)'000
                                                  -----------       -----------

Authorised
12,000,000 ordinary shares of (pound)1 each          12,000            12,000
                                                    =======           =======
Allotted, called up and fully paid
9,000,000 ordinary shares of (pound)1 each            9,000             9,000
                                                    =======           =======


16   Share premium account and reserves

                                           Share                             Profit
                                         premium          Goodwill         and loss
                                         account           reserve          account             Total
                                     (pound)'000       (pound)'000      (pound)'000       (pound)'000
                                     -----------       -----------      -----------       -----------

At 1 January 1996                          8,800              (58)         (10,248)           (1,506)
Transfer in respect of
 amortisation of goodwill                                       49             (49)
Profit for the financial year                                                 2,490             2,490
                                          ------              ---           ------               ----
At 31 December 1996                        8,800               (9)          (7,807)               984
                                          ======              ===           ======               ====

17   Reconciliation of movements in shareholders' funds

                                                      1996              1995
                                                  (pound)'000       (pound)'000

Profit for the financial year                         2,490             1,605
Opening shareholders' funds                           7,494             5,889
                                                    -------           -------
Closing shareholders' funds                           9,984             7,494
                                                    =======           =======

NATIONAL BAND THREE LIMITED

18       Reconciliation of operating profit/(loss)
          to net cash inflow from operating activities

                                                      1996              1995
                                                  (pound)'000       (pound)'000
                                                  -----------       -----------

Operating profit                                      2,627             1,773
Profit on sale of tangible fixed assets                (38)              (58)
Depreciation of tangible fixed assets                 2,815             2,362
Amounts written off fixed assets                          -               175
Increase in stocks                                    (218)             (116)
Decrease/(increase) in debtors                           76             (217)
Decrease in creditors                                  (19)             (895)
                                                      -----             -----
Net cash inflow from operating activities             5,243             3,024
                                                      =====             =====


19       Cash and cash equivalents

                                                      1996              1995
                                                  (pound)'000       (pound)'000
                                                  -----------       -----------

Changes in the period
At 1 January 1996                                     1,817             1,627
Net cash inflow                                       1,736               190
                                                      -----             -----
At 31 December 1996                                   3,553             1,817
                                                      =====             =====

                                                      1996              1995
                                                  (pound)'000       (pound)'000
                                                  -----------       -----------

Analysis of balances
Cash at bank and in hand                              3,553             1,817
                                                      =====             =====

20   Financial commitments

Capital commitments                                   1996              1995
                                                  (pound)'000       (pound)'000
                                                  -----------       -----------

Contracted for but not provided                         790             1,490
                                                      =====             =====

Authorised but not yet contracted for                    13               Nil
                                                      =====             =====

NATIONAL BAND THREE LIMITED

Operating lease commitments

At 31 December 1996 the company had annual commitments under non-cancellable operating leases, as follows:

                                              1996                        1995
                                 --------------------------    --------------------------
                                                      Other                         Other
                                    Land and      operating       Land and      operating
                                   buildings         leases      buildings         leases
                                 (pound)'000    (pound)'000    (pound)'000    (pound)'000
                                 -----------    -----------    -----------    -----------
Leases which expire:
Within one year                          305             80            300             84
Within two to five years                 323          1,604            285          1,539
After five years                         590              -            566              -
                                       -----          -----          -----          -----
                                       1,218          1,684          1,151          1,623
                                       =====          =====          =====          =====

21   Ultimate parent company

The directors  regard Geotek  Communications  Inc (formerly  Geotek  Industries,
Inc), a company incorporated in the United States of America, as the ultimate parent company.

Copies of the parent's consolidated financial statements may be obtained from The Secretary, Geotek Communications, Inc. 102 Chestnut Ridge Road, Montvale, New Jersey 07645, United States of America.

22   Summary of differences between UK GAAP and US GAAP

These Financial Statements are prepared in British Pounds and presented in accordance with UK GAAP which differs in certain significant respects from US GAAP. These differences, which have a significant effect on consolidated net income and shareholders' equity, are discussed and quantified in a table of adjustments below. While this is not a comprehensive summary of all differences between UK GAAP and US GAAP, other differences are immaterial.

Significant differences between UK GAAP and US GAAP

(a)  Deferred income taxes

         Under UK GAAP, deferred taxes are only provided on timing differences where it is considered probable that such taxes will become payable in the foreseeable future. Under SFAS No. 109, "Accounting for Income Taxes", US GAAP requires deferred taxes to be provided in full under the liability method. There is no net adjustment recorded to the deferred income tax accounts for them to comply with US GAAP. Taxes on income presented in 1996 and 1995 reflect the utilization of (pound)630,000 and (pound)770,000 pre-acquisition net operating loss, respectively, which had a full valuation allowance established at the time

NATIONAL BAND THREE LIMITED

of acquisition by the Company. The utilization of this net operating loss has been recorded in 1995 as a reduction to intangible assets.

(b)  Goodwill

     Under UK GAAP, the Company eliminates goodwill against reserves in the year in which it arises. US GAAP requires that goodwill is capitalized and amortized through the income statement over the estimated period of benefit. Additionally, under applicable rules of "push-down accounting" goodwill associated with the Parent Company's acquisition of the Company was "pushed down" onto the books of the Company at the time of the acquisition. The Parent Company's policy is to amortize goodwill on a straight line basis over 20 years. Amortization expense relating to goodwill was (pound)227,000 and (pound)260,000 for December 31, 1996 and 1995, respectively. The carrying value of goodwill at December 31, 1996 after the adjustment for utilization of pre-acquisition net operating loss (see
(a)) and amortization was (pound)3,753,000.

(c)  Statements of Cash Flows

     The Company prepares its Consolidated Statements of Cash Flows under United Kingdom Financial Reporting Standard No. 1, "Cash Flow Statements" ("FRS 1"). Its objectives and principles are similar to those set out in the US Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" ("SFAS 95"). The principal differences between the standards relate to classification. Under FRS 1, the Company presents its cash flows as (a) operating activities; (b) returns on investments and servicing of finance; (c) taxation; (d) investing activities; and (e) financing activities. SFAS 95 requires only three categories of cash flow activity; (a) operating; (b) investing; and (c) financing. Cash flows from taxation and returns on investments and servicing of finance shown under FRS 1 would be included as operating activities SFAS 95.

Statements of income

     The following is a summary of significant items which reconcile the statements of income form that reported under UK GAAP to that which would be reported has US GAAP been applied.

                                                  Year Ended        Year Ended
                                                31, December       31, December
                                                    1996               1995
                                                (pound)'000        (pound)'000
                                                -----------        -----------
Net income (loss) as shown in the
         financial statements                  (pound)2,490       (pound)1,605
     US GAAP adjustments:
         Amortization of goodwill                      (227)              (260)
         Taxes on Income                               (630)              (770)
                                                -----------          ---------
Net income (loss) under US GAAP                (pound)1,633         (pound)575
                                                ===========          =========
Shareholders' Funds

NATIONAL BAND THREE LIMITED

     The following is a summary of the significant items which reconcile shareholders' funds from that reported under UK GAAP to that which would be reported had US GAAP been applied.

                                                    As of December 31,
                                                       (pound)'000
                                            -----------------------------------
                                                 1996                  1995
                                            -------------         -------------
Shareholders' funds shown in the financial
   statements                                (pound)9,984          (pound)7,494
   US GAAP adjustments:
      Goodwill                                      3,753                 4,000
      Deferred Income Tax                            (361)                  --
                                            -------------         -------------
Shareholders' funds under US GAAP           (pound)13,376         (pound)11,494
                                            =============         =============

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Bogen Communications International, Inc.:


We have audited the consolidated financial statements and the financial statement schedules of BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES (formerly European Gateway Acquisition Corp.) (the "Company") listed in Item 14(a)(2) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bogen Communications International, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                                     COOPERS & LYBRAND L.L.P.

March 7, 1997
New York, New York

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 and 1995
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

ASSETS
                                                     1996             1995
                                                   -------           -------
CURRENT ASSETS:

Cash and cash equivalents                            $885           $  1,276

Accounts receivable (less allowance
 for doubtful accounts of $470
 and $424 at December 31, 1996 and
 1995, respectively)                                6,517              4,992

Inventory, net                                      6,519              7,598

Prepaid expenses and other current
 assets                                               780                366
                                                   ------            -------
     TOTAL CURRENT ASSETS                           4,701             14,232

Property and equipment, net                         2,130              2,191

Goodwill and intangible assets, net                 4,308             14,706

Other assets                                          247                175
                                                  -------            -------
      TOTAL ASSETS                                $31,386            $31,304
                                                  =======            =======

              The accompanying notes are an integral part of these
                        consolidated financial statements

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 and 1995
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

LIABILITIES
                                                             1996        1995
                                                           -------      -------
CURRENT LIABILITIES:
Amounts outstanding under revolving credit
 agreements                                                 $4,828       $4,944
Accounts payable                                             3,707        2,861
Accrued expenses                                             3,026        3,610
Income taxes payable                                            -         1,353
Advances and notes payable to related parties                  746          537
Current maturities of notes payable to
 non-related parties                                             5          174
                                                           -------      -------

    TOTAL CURRENT LIABILITIES                               12,312       13,479

Advances and notes payable to related parties                  361        3,458
Notes payable to non-related parties                             8           -
Other long term liabilities                                    536          674
Minority interest                                              593          550
                                                           -------      -------
  TOTAL LIABILITIES                                         13,810       18,161
                                                           -------      -------
Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY

Preferred stock - $.001 par value; 1,000,000 shares
 authorized; none issued and outstanding at
 December 31, 1996 and 1995, respectively                       -            -
Common stock - $.001 par value; 50,000,000 shares
 authorized; 5,758,850 and 5,759,350 shares issued
 and outstanding at December 31, 1996 and 1995,
 respectively.                                                   6            6
Additional paid-in capital                                  21,774       19,175
Accumulated deficit                                         (4,177)      (6,185)
Currency translation adjustments                               (27)         147
                                                           -------      -------
     TOTAL STOCKHOLDERS' EQUITY                             17,576       13,143
                                                           -------      -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $31,386      $31,304
                                                           =======      =======

              The accompanying notes are an integral part of these
                        consolidated financial statements

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                             1996           1995         1994
                                           -------        -------       ------

Net sales                                $  46,269      $  44,518     $  45,922

Cost of goods sold                          25,004         27,338        29,739
                                         ---------      ---------     ---------
 Gross profit                               21,265         17,180        16,183

Operating expenses:
 Research and development                    2,892          2,307         1,999
 Selling, general and administrative        14,360         15,067        12,555
 Amortization of goodwill and
  intangible assets                            445            443           424
                                         ---------      ---------     ---------
  Income (loss) from operations              3,568           (637)        1,205

Other (income) expenses:
  Other (income)                                -            (237)          (39)
  Interest expense, net                        596            587           498
  Interest expense - related parties            72            619           696
  Transaction costs                             -           1,491            -
  Minority interest of consolidated
   subsidiaries                                337            184           326
                                         ---------      ---------     ---------
Income(loss) before provision
  for income taxes                           2,563         (3,281)         (276)

Provision for income taxes                     555          1,262            79
                                         ---------      ---------     ---------
Net Income (loss)                           $2,008        $(4,543)        $(355)
                                         =========      =========     =========
Net Income (loss) per common share:
Net Income (loss)                          $  0.35       $  (1.37)      $ (0.18)
                                         =========      =========     =========
Weighted average number of common
shares outstanding                       5,759,075      3,311,668     1,925,000
                                         =========      =========     =========

              The accompanying notes are an integral part of these
                        consolidated financial statements

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO
                  POSSIBLE REDEMPTION AND STOCKHOLDERS' EQUITY
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                         COMMON STOCK      COMMON STOCK
                                          SUBJECT TO       ------------       ADDITIONAL                   CURRENCY
                                           POSSIBLE     NUMBER OF              PAID-IN     ACCUMULATED   TRANSLATION
                                          REDEMPTION     SHARES      AMT       CAPITAL       DEFICIT     ADJUSTMENTS
                                          ----------     ------      ---       -------       -------     -----------
Balance at December 31, 1994              $   1,575    1,615,155   $      2   $  12,638    $  (2,428)     $     37

Recapitalization by foreign subsidiary         --           --         --          (967)         967          --
Accretion of redemption value
 of common stock                                 52         --         --           (52)        --            --
Reclass of common stock subject to
 redemption to common stock
 upon the Company's acquisition
 of Bogen and Speech Design                  (1,627)     309,845       --         1,627         --            --
Forgiveness of Bogen inter-
 company debt by Geotek                        --           --         --         7,155         --            --
Issuance of common stock and other
 adjustments to effect combination
 of Bogen and Speech Design                    --      3,701,919          4      (1,966)        --            --
Issuance of common stock and warrants
 to purchase 60,000 shares of
 common stock for services provided
 to facilitate the acquisition of
 Bogen and Speech Design                       --        132,431       --           740         --            --
Dividend paid by subsidiary to minority
    shareholders                               --           --         --          --           (181)         --
Translation adjustments                        --           --         --          --           --             110
Net loss                                     (4,543)        --
                                          ---------    ---------   --------   ---------    ---------      --------
Balance at December 31, 1995              $    --      5,759,350   $      6   $  19,175    $  (6,185)     $    147

              The accompanying notes are an integral part of these
                        consolidated financial statements

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. and SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO
                  POSSIBLE REDEMPTION AND STOCKHOLDERS' EQUITY
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                      COMMON STOCK          COMMON STOCK
                                       SUBJECT TO           ------------           ADDITIONAL                 CURRENCY
                                        POSSIBLE       NUMBER OF                    PAID-IN     ACCUMULATED  TRANSLATION
                                       REDEMPTION       SHARES          AMT         CAPITAL      DEFICIT     ADJUSTMENTS
                                       ----------       ------          ---         -------      -------     ----------

Restructuring of $3,000 related
  party note with related interest          --            --              --          2,602         --           --
Repurchased and canceled common
  stock                                     --            (500)           --             (3)        --           --
Translation adjustments                     --            --              --           --           --           (174)
Net Income                                  --            --              --           --          2,008         --
                                     -----------     ---------      ----------     --------     --------     --------
Balance at December 31, 1996         $      --       5,758,850      $        6     $ 21,774     $ (4,177)    $    (27)
                                     ===========     =========      ==========     ========     ========     ========

              The accompanying notes are an integral part of these
                        consolidated financial statements

            BOGEN COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                            (IN THOUSANDS OF DOLLARS)

                                                                   1996        1995      1994
                                                                   ----        ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $ 2,008    $(4,543)   $  (355)
  Adjustments to reconcile net income (loss)to net
  cash provided by(used in)operating activities:
     Non-cash transaction costs                                     --          740       --
     Depreciation and amortization                                   978        868        574
     Amortization of goodwill and intangible assets                  445        443        424
     Provisions for doubtful accounts and
       inventory obsolescence                                     (1,362)     1,344      1,281
     Minority interest                                               337        184        326
   Change in operating assets and liabilities
       (net of effects from acquisitions):
     Accounts receivable                                          (1,703)       984       (405)
     Inventories                                                   2,269        (49)    (2,914)
     Prepaid expenses and other current assets                      (532)       200       (230)
     Payables and accrued expenses                                (1,040)     1,901        412
     Other                                                          (138)      --          145
                                                                 -------    -------    -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                1,262      2,072       (742)
                                                                 -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                           (1,017)    (1,035)      (892)
  Acquisition of Satelco                                            --         --         (392)
  Cash obtained in the acquisition of
   Speech Design and Bogen                                          --        8,149       --
  Proceeds on the sale of property, plant and
   equipment                                                           3       --         --
  Acquisition of investments and intangibles                        (102)       (60)      --
  Collection of notes receivable                                      15         37         38
                                                                 -------    -------    -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               (1,101)     7,091     (1,246)
                                                                 -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Amounts(paid to) non-related parties, net                         (161)      (688)      (509)
  Amounts borrowed (paid) under revolving credit
     agreements, net                                                  23       (691)     1,875
  Dividend paid to Geotek related to combination
     of Bogen and Speech Design                                     --       (7,000)      --
  Dividend paid by subsidiary to minority shareholders              (294)      (181)      --
  Amounts borrowed from (paid to) related parties, net              (341)       415        552
  Cash overdraft receipts                                           --         --          118
                                                                 -------    -------    -------
  NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                          (773)    (8,145)     2,036
                                                                 -------    -------    -------
INCREASE (DECREASE) IN CASH                                         (612)     1,018         48
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     1,276        148         87
Effects of Exchange Rate on Cash                                     221        110         13
                                                                 -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $   885    $ 1,276    $   148
                                                                 =======    =======    =======

              The accompanying notes are an integral part of these
                        consolidated financial statements

            BOGEN COMMUNCATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                  1996      1995       1994
                                                  ----      ----       ----
SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest                       $   609   $   829    $   654
  Cash paid for income taxes                     2,175         4          6

Non Cash Investing and Financing Activities:

  Restructuring of $3,000 debt by Geotek
    treated as equity contribution               2,602      --         --

  Forgiveness of Bogen debt by
    Geotek treated as an equity
    contribution                                  --       7,155       --

  Goodwill pushed down from parent                --        --       14,252

  Adjustments to combine companies                --       1,966       --

  Notes payable to Geotek in
    consideration for acquiring
    Bogen and Speech Design                       --       3,000       --

  Common stock issued to Geotek in
    consideration for acquiring Bogen
    and Speech Design                             --           4       --

  Common  stock and warrants issued as
    consideration for certain services
    provided to the Company in connection
    with the acquisition of Bogen and
    Speech Design                                 --         740       --

Assets acquired (net of cash):
  Prepaid assets                                  --           8       --
  Intangible assets                               --          34       --

Liabilities assumed:
  Accrued expenses                                --         160       --
  Note payable to non-related party               --         115       --
  Advances from Geotek                            --          33       --
                                               -------   -------    -------

  Net liabilities assumed                      $  --     $  (266)   $  --
                                               =======   =======    =======

              The accompanying notes are an integral part of these
                        consolidated financial statements

1. Summary of Significant Accounting Policies

A. Principles of Consolidation

     The consolidated financial statements of Bogen Communications International, Inc., formerly European Gateway Acquisition Corp. (the "Company"), include the accounts of Bogen Corporation ("Bogen") and Bogen's wholly owned subsidiary, Bogen Communications, Inc. ("BCI"), as well as Speech Design GmbH ("Speech Design"), its 67%-owned subsidiary Satelco AG, and its wholly owned subsidiaries, Speech Design (Israel), Ltd. And Speech Design (UK), Ltd. All significant intercompany balances and transactions have been eliminated in consolidation. Certain 1995 and 1994 balances have been reclassified to conform with the 1996 presentation.

B. Nature of Operations

     The Company's operations are conducted in one segment engaged in developing, manufacturing, and marketing sound and communication products. Product lines sold by the company are as follows: Telephone Products ("Telco") Commercial Audio Products ("Commercial Sound") Intercom/Paging Equipment ("Engineered Systems")

C. Use of Estimates

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

D. Basis of Presentation

     On August 21, 1995, the Company acquired a 99% interest in Bogen Corporation ("Bogen") and a 67% interest in Speech Design GmbH ("Speech Design") from Geotek Communications, Inc. ("Geotek"). The Company paid Geotek $7,000 in cash, a convertible promissory note in the aggregate principal amount of $3,000, 3,700,000 shares of the Company's common stock and warrants to acquire 200,000 shares of common stock of the Company. As a result, Geotek acquired approximately 64% of the stock of the Company, thereby giving it a controlling interest in the Company. Geotek, in addition, contributed approximately $7,155 of intercompany indebtedness from Bogen to equity as part of the transaction. Further, as contingent consideration, the Company could be liable to pay Geotek an amount up to $11,000, based upon a calculation of operating results of Bogen and Speech Design during the two years after the acquisition. Based on management's review of the earnout calculation, which takes into account Speech Design and Bogen's operating results for the last two quarters of 1995, all of 1996 and the first two quarters of 1997, the anticipated contingent consideration payment, if any, will not have a material effect on the Company's financial position and operating results.

     In May 1996, the Company and Geotek entered into the most recent amendment to the Stock Purchase Agreement effective January 1, 1996. Pursuant to such agreement, (i) the $3,000 convertible promissory note payable by the Company to

     Geotek, due February 1997, was reduced and restructured to a $500 non-convertible promissory note due July 1997, (ii) the earnout formula was revised to reflect an increase in the amount the Company could be liable to pay Geotek from $11,000 to $13,500 in connection with the reduction of the principal amount of the promissory note, and (iii) Geotek was granted an option to purchase, at any time through October 31, 1997, from the Company $3,000 worth of Common Stock with exercise prices ranging from 100% to 65% of market price, depending on the date of exercise.

     For accounting purposes, the acquisition is being treated as a joint acquisition of the Company by Bogen and Speech Design, companies under the common control of Geotek. The transaction is considered a reverse acquisition with Geotek as the acquiror for accounting purposes. The historical financial statements reflect the combination of Bogen and Speech Design in a manner similar to a pooling of interests. Accordingly, the historical financial statements reflect the combined operations of Bogen and Speech Design prior to the transaction.

E. Transaction Costs

     The Company incurred transaction costs of $1,491 in connection with the acquisition of Bogen and Speech Design which have been charged to non-operating expenses for the year ended December 31, 1995. These costs consist of non-recurring legal and other professional fees and other costs of the transaction amounting to $751 and a non-cash charge of $740 for the estimated fair value of 132,400 shares of common stock of the Company and warrants to purchase 60,000 shares of the Company's common stock at $5.25 per share, for services provided to the Company by various unrelated parties in connection with facilitating the acquisition of Bogen and Speech Design.

F. Revenue Recognition

     Sales, net of expected returns, are recognized upon shipment.

G. Goodwill

     Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill also includes the effect of push-down accounting described below, by which Bogen recorded in its financial statements Geotek's goodwill associated with its purchase of Bogen. Goodwill is being amortized using the straight-line method over 40 years. The Company periodically evaluates the recoverability of goodwill and measures any impairment by comparison to estimated undiscounted cash flows from future operations.

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

J. Property and Equipment

     Property and equipment is recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the asset which generally ranges from three to ten years. Leasehold improvements are amortized ratably over their remaining lease terms, or estimated useful lives, if shorter.

     Expenditures for maintenance, repairs and renewals of minor items are charged to operations as incurred. Major renewals and improvements are capitalized. Upon disposition, the cost and related accumulated depreciation is removed from the accounts and the resulting gain or loss is reflected in operations for the period.

K. Income Taxes

     The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

L. Net Income (Loss) Per Share

     Net income  (loss) per common  share is  computed  by  dividing  net income
     (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the year, (unless anti-dilutive).

M. Credit Risk

     The Company develops, produces, markets and sells commercial audio, electronic, paging, communications and other equipment and telecommunications peripherals. The Company performs on-going credit evaluations of its customers. The accounts receivable resulting from its sales transactions generally are not collateralized. The Company provides reserves for potential losses from these receivables.

N. Translation of Foreign Currencies

     Foreign denominated assets and liabilities of the Company are translated from local currencies into U.S. dollars at the exchange rates in effect at the end of the period. Revenues and expenses are translated at average exchange rates prevailing during the period. Local currencies are considered to be the functional currencies of the Company and its subsidiaries. Translation adjustments that arise from translation of the Company and its subsidiaries' financial statements are accumulated in a separate component of shareholder's equity. Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than local currencies are included in income as incurred.

O. Fair Value of Financial Instruments

     The recorded amount of cash, cash equivalents, notes payable and advances, approximates fair value due to the short term maturities of these assets and liabilities.

P. Recently Issued Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement 128, Earnings per Share, effective for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share ("EPS"), and replaces the current presentation of primary EPS with basic EPS, which excludes the effect of common stock equivalents. The Company will adopt this standard in 1997, and is presently analyzing the impact of this new standard on its financial statements and related disclosures.

2.   Inventory

     Inventory, at the lower of cost (first in, first out) or market, as of December 31, 1996 and 1995, is as follows:

                                                   1996                1995
                                                 -------             ------
     Raw materials and supplies                   $1,525              $1,864
     Work in progress                                701               1,155
     Finished goods                                4,293               4,579
                                                   -----               -----
                  TOTAL                           $6,519              $7,598
                                                  ======              ======

     The  inventory  balances are net of a reserve for  inventory  valuation and
     obsolescence   of  $1,126  and  $2,552  at  December  31,  1996  and  1995,
     respectively.

3.   Property and Equipment

     Property and equipment at December 31, 1996 and 1995 is comprised of the following items:

                                                   1996            1995
                                                 -------          ------
     Machinery, equipment and tooling            $ 3,581          $ 3,363
     Furniture and office equipment                1,774            1,485
     Leasehold improvements                          694              600
                                                 -------          -------
                                                   6,049            5,448
     Less: accumulated depreciation
           and amortization, net of
              disposals                           (3,919)          (3,257)
                                                 -------          -------
                                                 $ 2,130          $ 2,191
                                                 =======          =======

     Depreciation and amortization expense was approximately $978, $868, and $574 for the years ended December 31, 1996, 1995 and 1994, respectively.

4.   Goodwill and Intangible Assets

     Goodwill and intangible assets consist of the following, at December 31, 1996 and 1995:

                                                    1996             1995
                                                  -------          ------
     Goodwill                                     $16,295          $16,345
     Other intangibles                                220              123
                                                  -------         --------
     Total intangibles                             16,515           16,468
     Less: accumulated amortization                (2,207)          (1,762)
                                                  -------          -------
                                                  $14,308          $14,706
                                                  =======          =======

     As explained above in Note 1D, the acquisition of Bogen and Speech Design was accounted for as a reverse acquisition by Geotek. No goodwill was recorded in connection with this transaction.

     In January 1994 Geotek acquired a greater than 95% interest in Bogen, and pursuant to the rules of push-down accounting, the acquisition gave rise to a new basis of accounting and the goodwill related to Geotek's acquisition was "pushed- down" to the financial statements of Bogen. Accordingly, Bogen recorded net goodwill in the amount of $14,300 in the first quarter of 1994. The goodwill is being amortized over its then remaining life of approximately 38 years. The related amortization expense for the pushed down goodwill was approximately $378 for the year ended December 31, 1996, and $376 for the years ended December 31, 1995 and 1994.

     Goodwill in the amount of $685 represents the excess of cost over the fair value of net assets acquired by Speech Design related to the acquisition of its 67% owned subsidiary Satelco. This Goodwill is being amortized using the straight-line method over 20 years.

     Amortization of goodwill and other intangibles was approximately $445, $443, and $424 for the years ended December 31, 1996, 1995 and 1994, respectively.

5. Revolving Credit Agreements

     In August 1995, Bogen Communications, Inc. ("BCI"), a wholly owned subsidiary of Bogen, extended a $10,000 domestic revolving senior line of credit for a two year term expiring August 1997. The line is collateralized by substantially all the assets of Bogen and is guaranteed by Geotek. Advances bear interest at the rate of 2% to 2.75% over the lender's prime rate. At December 31, 1996, the lender's prime rate was 8.25%. Advances to Bogen were made based on a percentage of accounts receivable and inventory.

     As of December 31, 1996 and 1995, Bogen had short term domestic borrowings outstanding under the line of credit of $1,545 and $3,670, respectively. The amounts available under the credit line based upon accounts receivable and inventory were $2,126 and $437 at December 31, 1996 and 1995, respectively. Under the terms of the line of credit, Bogen cannot, among other actions, declare or pay any dividends, return capital to its stockholders or redeem or repurchase any of its outstanding capital stock. Net assets of Bogen restricted under this agreement were $16,655 and $14,910 at December 31, 1996 and 1995, respectively.

     In the first quarter of 1997, BCI obtained a new revolving senior credit line for a period of two years. The new credit line has a maximum line of borrowing of $7,000 and bears an annual interest rate of .75% over the lenders prime rate, replaces Bogen's previous line of $10,000 with an annual interest rate of 2.5% over the lender's prime rate. The senior loan is collaterized by all of the accounts receivable, inventory, property, plant and equipment, and general intangibles of BCI and is guaranteed by the Company. Under the terms of this line of credit, BCI cannot, among other actions, declare or pay dividends, return capital to its stockholders or redeem or repurchase any of its outstanding capital stock.

     In August 1995, in connection with the Company's acquisition of Bogen and Speech Design, Geotek also agreed to provide Bogen with a working capital line of credit for two years in the aggregate principal amount of $2,000. Amounts drawn under the line bear interest at 1% per annum above the rate Bogen pays for its then largest credit facility. There were no borrowings under this facility at December 31, 1996 or 1995.

     At December 31, 1996 and 1995, Speech Design had short term lines of credit and overdraft facilities of $4,344, and $3,453, respectively, of which short term borrowings amounted to $3,283 and $1,274, respectively. The amounts available under these credit lines were $1,061 and $2,179 at December 31, 1996 and 1995, respectively, with rates tied to short-term bank notes and Euromarket loans. Speech Design's short term lines of credit are collaterized by all of Speech Design's accounts receivable and inventory. At December 31, 1996 interest rates on these short term lines ranged from 4.4% to 6.3%.

     Total outstanding revolving lines of credit are summarized as follows at December 31, 1996 and 1995:

                                                     1996             1995
                                                     ----             ----
     Domestic Lines of Credit Utilized              $1,545           $3,670
     Foreign Lines of Credit Utilized:
       Speech Design                                 2,805              627
       Satelco                                         478              647
                                                    ------           ------
                                                    $4,828           $4,944
                                                    ======           ======

6.   Long-Term Debt

     A: ADVANCES and NOTES PAYABLE TO RELATED PARTIES

     Advances and notes payable to related parties at December 31, 1996 and 1995 consist of the following:

                                                             1996         1995
                                                           --------      ------

     Advances from Geotek                                    $152        $  138
     Notes Payable - Geotek (at prime rate + 1%)                -           133
     Notes Payable - Geotek (at Swiss prime rate
           + 1%)                                                -           266
     Loan from Speech Design Shareholder (at
           German discount rate + 2%)                         129             -
     Loan from Related Party (at Zurich Kantonal
           Bank rate)                                         232           317
     Notes Payable - Geotek (at 13%)                          594         3,141
                                                           ------        ------

                    Total                                   1,107         3,995

     Less: Current Maturities                                (746)         (537)
                                                           ------        ------
                                                             $361        $3,458
                                                           ======        ======

     Advances from Geotek

     Advances from Geotek consist of net non-interest bearing advances made to Bogen.

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

     Loan from Speech Design Shareholders

     This note payable to Speech Design's minority shareholders matures on December 31, 1999, at which date it can be renewed or called in at three months notice. Interest is paid in quarterly installments and is charged at 2% over the German discount rate.

     Loan from Related Party

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

     Notes Payable (by the Company) to Geotek

     This note payable to Geotek from the Company was incurred at the date of acquisition for $3,000 plus interest payable quarterly in arrears at varying rates equal to the Company's highest borrowing rate plus 2%. In May 1996, the $3,000 note plus accrued interest was reduced and restructured, retroactive to January 1, 1996, to a $500 non-convertible promissory note due July 1997.

     B: NOTES PAYABLE TO NON-RELATED PARTIES

     Notes payable to non-related parties at December 31, 1996 and 1995 consist of the following:

                                                         1996             1995
                                                       -------          ------
     Various Notes Payable (at prime rate)             $    -          $   60
     Notes Payable (with imputed interest at 9%)            -              37
     Notes Payable (at 12% interest rate)                   -              12
     Notes Payable to Bank (at Libor
       plus 2.5% interest)                                  13             -
     Notes Payable to Bank (at 8.5% interest rate)          -              65
                                                          ----          ------
               Total                                        13             174
     Less: Current Maturities                               (5)           (174)
                                                        ------          ------
                                                        $    8          $   -
                                                        ======          ======

     Various Notes Payable (at prime rate)
     Payable in monthly installments of $12 plus interest at the prime rate.

     Notes Payable (with imputed interest at 9%)
     Payable in annual installments of $150 including imputed interest at 9%.

     Notes Payable (at 12% interest rate)
     Payable in monthly installments of $4 plus interest at 12%.

     Notes Payable to Bank (at Libor plus 2.5%)
     Payable in monthly installments of $.4 plus interest at the Libor rate plus 2.5%.

     Notes Payable to Bank (at 8.5% interest rate)
     Payable by Speech Design in quarterly installments plus interest at 8.5%.

     Principal maturities of long-term debt over the next five years and thereafter are as follows:

                                         Related
                                         Parties    Other       Total
                                         -------    -----       -----
      1997                               $  746     $    5     $  751
      1998                                 --            8          8
      1999                                  129       --          129
      2000                                 --         --         --
      2001                                 --         --         --
      Thereafter                            232       --          232
                                         ------     ------     ------
                                         $1,107     $   13     $1,120
                                         ======     ======     ======

7.   Income Taxes

     The Company's pre-tax book income is as follows for the years ended December 31, 1996 and 1995:

                                                     1996               1995
                                                     ----               ----
     Domestic U.S. Operations                       $1,322           $(4,886)
     Foreign Operations                              1,241             1,605
                                                    ------            ------
              Total                                 $2,563           $(3,281)
                                                    ======           =======

     The components of income tax expense are as follows for the years ended December 31, 1996 and 1995:

                                                     1996               1995
                                                     ----               ----
     Current Income Tax
              (Foreign Only)                        $  555            $1,262
     Deferred Income Tax                               -                  -
                                                    ------             -----
              Total Income Tax Expense              $  555            $1,262
                                                    ======            ======

     The difference between the provision for income taxes computed at the U.S. federal statutory rate and the provision as reported are as follows:

                                                      1996            1995
                                                      ----            ----

     Provision at U.S. Statutory Rate                $ 871         $(1,116)
     Non-deductible Expenses                           338             785
     Change in Valuation Allowance                    (793)            998

     German Taxes                                      162             604
     Other                                              (23)            (9)
                                                       ----         ------
             Tax Provision as Reported                 $555         $1,262
                                                       ====         ======

     The Company has net operating loss ("NOL") carryforwards for U.S. tax purposes of approximately $7,847 as of December 31, 1996, which expire between the years 2004 through 2010. Under Section 382 of the Internal Revenue Code of 1986, as amended, the net operating loss carryforwards are subject to certain limitations on their utilization as a result of the changes in control of the Company in 1991 and 1995.

     The components of deferred tax assets at December 31, 1996 and 1995, were as follows:

                                                       1996            1995
                                                       ----            ----
     Deferred Tax Assets:
     NOL Carryforwards                               $2,808          $2,601
     Deferred Rent                                      191             251
     Inventory Items                                    592           1,185
     Allowance for Doubtful Accounts                    157             163
     Accrued Liabilities                                196             470
     Property, Plant & Equipment                        137             103
     Other                                               56              58
                                                      -----           -----
              TOTAL DEFERRED TAX ASSETS              $4,137          $4,831
     Less, Valuation Allowance                       (4,137)         (4,831)
                                                    -------          ------
              NET DEFERRED TAX ASSETS                 $   0          $   0
                                                    =======          =====

     In accordance with SFAS No. 109, the Company has established a valuation allowance of $4,137 and $4,831 for the years ended December 31, 1996 and 1995, respectively. The valuation allowance was established due to the uncertainty of the realization of the deferred tax assets. A significant portion of the deferred tax assets which are currently subject to a valuation allowance may be allocated to reduce goodwill or other noncurrent intangible assets when subsequently recognized due to the application of SFAS No. 109 and purchase accounting.


8.   Commitments and Contingencies

     Operating Leases

     The Company occupies its plant and office facilities and operates certain equipment under leases expiring at various dates through 2005. The facility lease contains an escalation clause and provides for payments of taxes and expenses over base rent. The facility lease also contains a five year renewal option.

     The minimum annual rental commitments over the next five years under operating leases are as follows:

                  Year Ending
                  December 31,
                  ------------
                     1997                    $ 1,351
                     1998                      1,307
                     1999                      1,214
                     2000                      1,043
                     2001                        368
                  Thereafter                     975
                                              ------
                                              $6,258
                                              ======

     Bogen's facility lease includes scheduled rent increases over the lease term. Rent expense has been recorded on a straight-line basis and the related deferred rent obligation of $478 and $597 at December 31, 1996 and 1995, respectively, is classified as a long-term liability.

     Rent expense charged to operations totaled  approximately  $1,151,  $1,055,
     and  $779  for  the  years  ended   December  31,  1996,   1995  and  1994,
     respectively.

     Employment and Consulting Agreements

     Compensation of Directors

     Directors, other than non-employee directors who are members of the Executive Committee of the Board, receive no compensation for acting as directors to the Company. During 1996, Messrs. Rosenfeld and Stern received $50,000 each as members of the Company's Executive Committee.

     Employment Contracts

     In January 1996, the Company entered into an agreement with Mr. Zvi Peled generally setting forth the terms and provisions of his employment as President and Chief Executive Officer of the Company. Mr. Peled joined the Company in such capacity in March 1996. Mr. Peled's base salary is $150,000 per annum and he is entitled to a minimum annual bonus of $50,000, contingent upon the satisfaction of performance criteria established by the Company's Board of Directors and Mr. Peled at the start of each year. In addition, the Company agreed to grant Mr. Peled stock options to purchase 175,000 shares of the Company's Common Stock, at the following prices:
     75,000 shares at an exercise price of $5.00 per share, 75,000 shares at an exercise price of $7.50 per share, and 25,000 shares at an exercise price of $10.00 per share. Such options will vest in equal installments over a five year period. In addition, the Company provides Mr. Peled with $2,000 per month towards home rental payments, as well as a car. Effective January 1, 1997, and in lieu of participating in the Company's 401(k) Retirement Savings Plan and the Company's life and disability insurance plans, Mr. Peled receives an additional $2,300 per month, which amount is applied towards Mr. Peled's personal benefits program. In the event that Mr. Peled's employment is terminated without cause, Mr. Peled will continue to receive his salary and benefits until he obtains a replacement position or for six months, whichever is sooner. Pursuant to the employment agreement, Mr. Peled was provided with a $10,000 relocation allowance.

     The Company also has a written agreement with Mr. Yoav M. Cohen, dated August 1, 1996, generally setting forth the terms and provisions of his employment as Chief Financial Officer of the Company. Mr. Cohen joined the Company in such capacity on July 31, 1996. Mr. Cohen's annual base salary is $110,000 and he may receive an annual bonus equal to 1 - 1.5% of the profits of the Company during the relevant fiscal year. Pursuant to the employment agreement, the Company agreed to grant Mr. Cohen stock options, in accordance with the terms and provisions of the Company's 1996 Incentive Stock Option Plan, to purchase 50,000 shares of the Company's Common Stock. Mr. Cohen also participates in the Company's 401(k) Retirement Savings Plan, health and dental plans, and disability and life insurance plans and is provided with Life Insurance with an annual premium of up to $3,000 annually. In addition, Mr. Cohen is provided with a Company car, insured by the Company. In the event that Mr. Cohen is terminated without cause, he is entitled to a severance package pursuant to which he would continue to receive his base salary and related benefits for six months.

     Mr. Menashe Ben-David is employed by the Company pursuant to a written agreement with Geotek, dated June 7, 1991, which has no definite term. The agreement provides for Mr. Ben-David to receive a base salary of $75,000 per year, subject to periodic review and increase by Geotek. Geotek has also agreed to provide life and health insurance to Mr. Ben-David as well as an automobile. Mr. Ben- David also received a total of 50,000 stock options to purchase shares of common stock of Geotek. Geotek is entitled to terminate the employment agreement at any time upon thirty days prior written notice; provided, however, that Geotek continues to pay Mr. Ben-David his base salary for a period of six months from termination of the agreement, unless Mr. Ben-David is terminated as a result of certain conditions. Mr. Ben-David has agreed not to compete with Geotek for a period of two years after his employment is terminated. The Company has assumed all of Geotek's obligations under this agreement.

     Mr. Kasimir Arciszewski is employed by Speech Design pursuant to a written agreement dated February 9, 1993 which has no definite term. The agreement provides for Mr. Arciszewski to receive a base salary of DM 180,000 ($119,682 as of December 31, 1996), subject to review and increase by the parties at the end of each calendar year. In addition, Mr. Arciszewski is entitled to annual bonuses based on Speech Design's pre-tax profits. Speech Design has agreed to provide Social Security and health insurance benefits to Mr. Arciszewski and agreed to furnish an automobile to him. Mr. Arciszewski has agreed not to compete with Speech Design during the term of the agreement and for one year thereafter and Speech Design has agreed to compensate Mr. Arciszewski during this noncompetition period. Mr. Arciszewski has agreed not to disclose any of Speech Design's business or trade secrets.

     Commitments

     At December 31, 1996, the Company had commitments to purchase merchandise from foreign vendors of $627 under documentary letters of credit and $394 under other sight documents. Pursuant to the sale of Aryt Optronics, Ltd. by Geotek in 1992, the Company obtained certain benefits and concessions from Reshef Technologies, Ltd. ("Reshef"), formerly a related company to Bogen. Such concessions and benefits would be lost by the Company if certain target purchases from Reshef were not met. Purchases made under this agreement complied with the target purchase requirements and approximated $3,612, and $6,284 in 1995 and 1994, respectively. The concessions and benefits from Reshef expired on December 31, 1995.

     Litigation

     The Company is not aware of any material pending or threatened legal proceedings to which it is a party or of which any of its property is subject.

9. Stockholder's Equity

     Common Stock and Common Stock Subject to Possible Redemption

     The following discussion summarizes the incorporation of the Company, the capitalization, and the requirements and privileges of the shareholders in the periods preceding the consummation of the acquistion of Bogen and Speech Design on August 21, 1995.

     The Company was incorporated in Delaware on May 6, 1993 with the objective of acquiring a medium-sized operating business engaged in industrial manufacturing or industrial services and located in Germany, Switzerland or Austria (a "Business Combination"). The Company's founding directors and advisors purchased 500,000 common shares, $.001 par value, for five hundred dollars during the three month period after incorporation. On September 30, 1993, 125,000 shares were returned to the Company by the founding shareholders and was retroactively reflected in the financial statements as a net issuance of 375,000 shares.

     On October 15, 1993, the Company sold 1,550,000 units ("Units") in an initial public offering ("Offering") of the Company's common stock. Each unit consisted of one share of the Company's common stock, $.001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitled the holder to purchase, during the period commencing on the later of the consummation by the Company of its Business Combination or one year from the effective date of the Offering and ending seven years from the effective date of Offering, from the Company one share of common stock at an exercise price of $5.50. The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice at any time, only in the event that the last sale price of the common stock is at least $10.00 per share for 20 consecutive trading days ending on the third day prior to date on which notice of redemption is given. The proceeds of the offering were deposited in a Trust Fund to fund a Business Combination or liquidation of the Company.

     The Company, after signing a definitive agreement for a Business Combination, submitted such transaction for shareholder approval. In the event that 20% or more of the shareholders excluding, for this purpose, those persons who were shareholders prior to the Offering, had voted against the Business Combination, the Business Combination would not have been consummated. For the first Business Combination consummated by the Company, all of the Company's shareholders prior to the Offering, including all of the officers, directors and advisors of the Company ("Initial Shareholders") agreed to vote their shares of common stock in accordance with the vote of the majority in interest of all other shareholders of the Company ("Public Shareholders") with respect to any Business Combination. After consummation of the Company's first Business Combination, these voting safeguards were no longer applicable.

     When the Business Combination was approved and consummated, any Public Shareholder who had voted against the Business Combination could have demanded that the Company redeem his shares. The per share redemption price equaled the amount in the Trust Fund, as of the record date for determination of shareholders entitled to vote on the Business Combination, divided by the number of shares held by Public Shareholders. Accordingly, Public Shareholders holding 19.99% of the aggregate number of shares owned by all Public Shareholders could have had their shares redeemed at the time of the Business Combination. The Company classified the value of this redemption as common stock, subject to possible redemption, on its balance sheet at December 31, 1994 prior to the consummation of the Business Combination. Such Public Shareholders were entitled to receive their per share interest in the Trust Fund computed without regard to shares held by Initial Shareholders. On August 21, 1995, in connection with the Company's acquisition of Bogen and Speech Design, the Company reclassified the common stock subject to possible redemption to common stock. No shares of stock were redeemed as discussed above.

     The Company's Certificate of Incorporation had provided for mandatory liquidation of the Company, without shareholder approval, in the event that the Company did not consummate a Business Combination.

     Warrants

     In June 1993, 300,000 Warrants were issued to various individuals in consideration for providing the Company bridge financing until its offering in October 1993. As referred to above, the Company issued 3,100,000 Warrants to purchase its common stock in connection with the Offering.

     Warrants to purchase 200,000 shares of common stock were issued to Geotek in August 1995 in connection with the acquisition of Bogen and Speech Design. Another 60,000 Warrants were issued as consideration for providing certain financings and services provided to the Company to facilitate the Business Combination. At December 31, 1996, 3,660,000 Warrants were outstanding.

     Options

     In 1996, the Company adopted the 1996 Incentive Stock Option Plan (the "1996 Plan") pursuant to which an aggregate of 1,253,335 shares of the Company's Common Stock were reserved for issuance pursuant to the plan. The 1996 Plan can award stock options to eligible employees of the Company and its subsidiaries (including employee directors), non-employee directors, and independent contractors and consultants who perform services for the Company. The options vest over a period of five years and are exercisable at prices determined on a case by case basis. The Company will apply the intrinsic value based method permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." During 1996, there were no options granted, exercised or exercisable under the 1996 Plan.

     In 1994, Bogen adopted an Employee Stock Option Plan (the "Bogen Plan"). Under the Bogen Plan, an aggregate of 3,000,000 shares may be issued to members of its Board of Directors, designated officers and employees and independent contractors or consultants who perform services for the Company. No option granted under the Bogen Plan is intended to be an incentive stock option within the meaning of section 442A(b) of the Internal Revenue Code of 1986 for income tax purposes. During 1994, 1,400,000 options were granted under the Bogen Plan at a price of

    $1.14 per share which approximated fair value. These options vest over a five (5) year period. All options granted under the Bogen Plan were outstanding at December 31, 1996, 1995, and 1994. In 1997, the Company intends to cancel all the options granted under the Bogen Plan and grant certain participants under the Bogen Plan an option for a Share of Common Stock of the Company under the 1996 Plan in exchange for an option of three shares of Common Stock of Bogen, granted to a participant in the Bogen Plan. Options, for an aggregated 253,325 shares of Common Stock will be granted under the 1996 Plan to former participants of the Bogen Plan.

     Push-Down of Goodwill

     Pursuant to Accounting Principles Board No. 16 "Business Combinations" ("APB 16"), the accumulated deficit of Bogen was required to be restated on the date of applying push-down accounting (see Note 1G, Goodwill). The restated accumulated deficit includes Geotek's recorded equity in the income and losses of Bogen since its original acquisition and all goodwill amortization recorded by Geotek relating to the acquisition of Bogen. Therefore, a reclassification of $8,524 was made from accumulated deficit to additional paid-in capital in January 1994.

     Preferred Stock

     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

     Common Stock

     At December 31, 1996 and 1995, 3,960,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants.

10. Related Party Transactions

     In 1995, the Company issued 132,431 shares of its common stock for services received in connection with the acquisition of Bogen and Speech Design. Of these shares, 19,565 were issued to a member of the Board of Directors of Geotek.

     During 1995, in conjunction with the acquisition of Bogen and Speech Design Geotek forgave $7,155 in long-term debt due Geotek, which was recorded as an increase in additional paid-in capital. As part of this acquisition, the Company issued $3,000 in convertible promissory notes to Geotek which was reduced and restructured to a $500 non-convertible promissory note due July 1997 (see Note 1D "Basis of Presentation").

11. Economic Dependency

     During the years ended December 31, 1996, 1995 and 1994, the Company purchased audio components of approximately $12,072, $8,853, and $14,016, respectively, from three suppliers located in the Republic of South Korea. Any future inability of any of these suppliers to provide the Company with a sufficient level of components may have a negative impact on the Company's operations.

     Sales to one customer approximated $4,506 and $4,400 and accounted for more than 10% of the Company's net sales in 1996 and 1995, respectively. Sales to a different customer approximated $7,100 and accounted for more than 10% of the Company's net sales in 1994.

     Twenty of Bogen's employees are subject to collective bargaining agreements which expire in mid-1997.

12. Employee Benefit Plans

     Bogen participates in multi-employer pension plans which cover all union employees. Contributions for the periods ended December 31, 1996, 1995 and 1994 were approximately $17, $15, and $18, respectively.

     Employees of the Company are also eligible to participate in a defined contribution 401(K) plan sponsored by Geotek. The Company provides a matching contribution to a portion of funds contributed by employees. Amounts charged to expense were $83, $82, and $108 for the years ended December 31, 1996, 1995 and 1994, respectively.

13. Segments

     The Company's operations are conducted in one segment in the United States (Bogen) and Germany (Speech Design). Information about the Company for 1996, 1995, and 1994 has been presented geographically as follows:


                                      1996               1995             1994
                                     ------            -------          ------
     Geographic Segments:
             Revenues:
             United States           $30,671           $30,677          $37,745
             Foreign                  15,598            13,841            8,177
                                     -------           -------          -------
                                     $46,269           $44,518          $45,922
                                     =======           =======          =======
     Operating income (loss):
             United States           $ 1,862           $(2,405)         $   (18)
             Foreign                   1,706             1,768            1,223
                                     -------           -------          -------
     Income (loss) from operations   $ 3,568           $  (637)         $ 1,205
                                     =======           ========         =======
     Identifiable assets:
             United States           $23,604           $24,425          $27,467
             Foreign                   7,782             6,879            5,399
                                     -------           -------          -------
                                     $31,386           $31,304          $32,866
                                     =======           =======          =======


14. Fourth Quarter Adjustments

     Certain adjustments and provisions amounting to $1,500, primarily related to inventory valuations for the OAS product line, were recorded in the fourth quarter of 1995.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

     The information called for by Items 10, 11, 12 and 13 (except for the information regarding executive officers called for by Item 10 which is included in Part I hereof as Item A in accordance with General Instruction G(3)) is hereby incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
         FORM 8-K

                                                                     Page
                                                                     ----

         (a)(1)  Financial Statements

                 See "Item 8. Financial Statements and
                   Supplementary Data," for Geotek Communications
                   Inc. and Subsidiaries                             F-1 to F-41

         (a)(2)  Financial Statement Schedule

                 Schedule II - Valuation and Qualifying Accounts     49

         (b)     Reports on Form 8-K

                 The following Current Report on Form 8-K was filed by the Company during the fourth quarter of 1996:

                 Current Report on Form 8-K filed October 7, 1996, reporting that the Company and a wholly-owned subsidiary of the Company, Geotek Finance Corporation ("GC"), entered into a vendor credit financing agreement and a manufacturing agreement with Hughes Network Systems, Inc. ("HNS"), pursuant to which HNS agreed to manufacture certain of the components required for construction of the Company's 900MHz FHMA(R) network equipment and to provide up to $100.0 million of financing (the last $50.0 million of which is subject to the satisfaction by the Company of certain operating criteria) for up to 90% of the purchase price of equipment scheduled for delivery to the Company prior to June 30, 1999.

                 Current report dated December 31, 1996, reporting the issuance of 1,000 shares of the Company's Series O Convertible Preferred Stock ("Series O Stock") for an aggregate purchase price of $50 million. The Series O Stock pays dividends in either shares of the Company's Common Stock or cash at a rate of 10% per annum. Each share is convertible at a conversion price which varies based on the price of the Company's Common Stock discounted based on the length on time the Series O Stock is held by the investor. In connection with this transaction, the Company issued warrants to purchase 1.7 million shares of the Company Common Stock at $9.2625 per share (subject to adjustment is certain circumstances) which can be exercised at any time from time to time before June 30, 2000. Additionally, the Company announced a letter of intent, with investors affiliated with George Soros, to issue 500 shares of the Company's Series P Convertible Preferred Stock ("Series P Stock") for an aggregate purchase price of $25 million. The terms of the Series P Stock are substantially identical to those of the Series O Stock.

         (c )    Exhibits

                 The following exhibits are filed as part of this report (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an Annual Report on Form 10-K):

                  Exhibit
                    No.
                   ----
                   3.1 Restated Certificate of Incorporation of the Company, as amended.(1)

                   3.2 By-Laws of the Company, as amended through May 30, 1992.(2)

                   4.1 Restated Certificate of Incorporation of the Company, as amended (incorporated from Exhibit 3.1 above).(1)

                   4.2 By-Laws of the Company, as amended through May 30, 1992 (incorporated from Exhibit 3.2 above).(2)

                   4.3 Certificate of Designation of Series H Participating Cumulative Convertible Preferred Stock.(3)

                   4.4 Certificate of Designation of Series I Cumulative Convertible Preferred Stock.(1)

                   4.5 Certificate of Designation of Series K Cumulative Convertible Preferred Stock.(4)

                   4.6 Certificate of Designation of Series L Cumulative Convertible Preferred Stock.(5)

                   4.7 Certificate of Designation of Series M Cumulative Convertible Preferred Stock.(5)

                 **4.8 1989 Employee Stock Option Plan, as amended, of the Company.(6)

                 **4.9   1994 Employee Stock Option Plan of the Company.(7)

                   4.10  Certificate of Amendment of the Restated Certificate of
                         Incorporation   of  the  Company  filed   February  26,
                         1993.(8)

                   4.11  Certificate of Amendment of the Restated Certificate of
                         Incorporation   of  the  Company  filed   February  16,
                         1994.(1)

                   4.12 Note and Warrant Purchase Agreement, dated as of June 1, 1993, by and between the Company and SC-Geo L.P.(9)

                   4.13 Form of 30-month Warrant Certificate granted to Investors in connection with Note and Warrant Purchase Agreement referenced in Exhibit 4.12, dated July 2, 1993.(9)

                   4.14 Form of 60-month Warrant Certificate granted to Investors in connection with Note and Warrant Purchase Agreement referenced in Exhibit 4.12, dated July 2, 1993.(9)

                   4.15 Form of 30-month Commitment Warrant Certificate granted to Investors in connection with Note and Warrant Purchase Agreement referenced in Exhibit 4.12, dated June 1, 1993.(9)

                   4.16 Form of 60-month Commitment Warrant Certificate granted to Investors in connection with Note and Warrant Purchase Agreement referenced in Exhibit 4.12, dated June 1, 1993.(9)

                   4.17 Note and Warrant Purchase Agreement, dated as of March 20, 1995, by and among the Company, The SC Fundamental Value Fund, L.P. and SC Fundamental Value BVI, LTD.(7)

                   4.18 Warrant Certificate in connection with Note and Warrant Purchase Agreement referenced in Exhibit 4.17, dated March 30, 1995.(7)

                   4.19 Warrant Certificate in connection with Note and Warrant Purchase Agreement referenced in Exhibit 4.17, dated March 30, 1995.(7)

                   4.20 Senior Secured Convertible Note dated March 30, 1995 from the Company in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.17.(7)

                   4.21 Senior Secured Convertible Note dated March 30, 1995 from the Company in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.17.(7)

                   4.22 Pledge Agreement, dated as of March 30, 1995, by and among the Company, certain of its subsidiaries, and SC Fundamental Inc., as agent for, and on behalf of The SC Fundamental Value Fund, L.P. and SC Fundamental Value BVI, LTD.(7)

                   4.23 Unit (Note and Warrant) Purchase Agreement, dated June 29, 1995, by and between the Company and Smith Barney Inc. (10)

                   4.24 Indenture, dated as of June 30, 1995, between the Company and IBJ Schroder Bank & Trust Company, as trustee. (10)

                   4.25 Pledge Agreement, dated as of July 6, 1995, by and between the Company and IBJ Schroder Bank & Trust Company, as collateral agent. (10)

                   4.26 Share Transfer Agreement, dated July 6, 1995 between the Company and IBJ Schroder Bank & Trust Company, as collateral agent. (10)

                   4.27 Charge Over Shares, dated July 6, 1995, between the Company and IBJ Schroder Bank & Trust Company, as collateral agent. (10)

                   4.28 Warrant Agreement, dated as of June 30, 1995, by and between the Company and IBJ Schroder Bank & Trust Company, as warrant agent. (10)

                   4.29 Loan agreement dated as of December 21, 1995, between the Company and Hughes Network System, Inc. (11)

                   4.30 Note Purchase Agreement, dated March 4, 1996, by and between the Company and Smith Barney Inc.(12)

                   4.31 Indenture, dated as of March 5, 1996, between the Company and The Bank of New York, as trustee. (12)

                   4.32 Senior Loan Agreement dated April 4, 1996 between the Company and SC Rig Investment-III L.P. (12)

                   4.33 Warrant Agreement dated April 4, 1996 between the Company and SC Rig Investment-III L.P. (12)

                   4.34 Registration Rights Agreement, dated March 5, 1995, between the Company and Smith Barney Inc. (11)

                   4.35 Form of Subscription Agreement to purchase Series N Cumulative Convertible Preferred Stock and Warrants.
                         (14)

                   4.36 Certificate of Designation of Series N Cumulative Convertible Preferred Stock.(14)

                   4.37  Form  of  60-month  Warrant   Certificate   granted  to
                         investors in connection with Subscription Agreement referenced in Exhibit 4.35.(14)

                   4.38 Certificate of Designation of Series O Convertible Preferred Stock.(15)

                   4.39 Form of Letter Agreement by and between the Company and each of the purchasers of Series O Preferred Stock.(15)

                   4.40  Form of 42-month Warrant Certificate granted to certain
                         purchasers   of  Series  O  Preferred   Stock  and  the
                         purchaser of the Series P Preferred Stock.(15)

                   4.41 Form of Registration Rights Agreement by and among the Company and the purchasers of the Series O Preferred Stock.(15)

                   4.42 Certificate of Designation of Series P Convertible Preferred Stock.(16)

                   4.43 Certificate of Correction, filed January 6, 1997, to correct a certain error in the Certificate of Designation of Series O Convertible Preferred Stock.(16)

                   4.44 Certificate of Correction, filed January 29, 1997, to correct a certain error in the Certificate of Designation of Series O Convertible Preferred Stock.(16)

                   10.1 Stockholders Voting Agreement, dated as of February 23, 1994, among the Company, Vanguard Cellular Systems, Inc., S-C Rig Investments-III, L.P., Evergreen Canada-Israel Investment & Co., Ltd., Yaron Eitan and Winston Churchill.(1)

                   10.2 Asset Exchange Agreement, dated as of March 24, 1995, by and between the Company, Metro Net Systems, Inc., Nextel Communications, Inc. and certain Nextel subsidiaries. (7)

                   10.3 FHMA Commercial Subscriber Unit Agreement, dated as of June 8, 1994, between the Company and Mitsubishi Consumer Electronics America Inc. (13)

                   10.4  FHMA Portable Subscriber Unit Agreement dated as of May
                         19,  1995  between  the  Company  and  Hughes   Network
                         Systems, Inc. (13)

                   10.5 Vendor Credit Financing Agreement, dated as of September 27, 1996, by and among Geotek Financing Corporation, the Company and Hughes Network Systems, Inc.(17)

                   10.6 Security Agreement, dated as of September 27, 1996, by and among Geotek Financing Corporation, the Company and Hughes Network Systems, Inc.(17)

                   10.7  Form of Warrants to Purchase Common Stock.(17)

                   10.8 Amended and Restated Borrower Pledge Agreement, dated as of September 27, 1996, by and among Geotek Financing Corporation, the Company and Hughes Network Systems, Inc.(17)

                  *12    Computation of Ratio of Earnings to Fixed Charges

                  *21    Subsidiaries of the Company.

                  *23.1  Consent   of   Coopers   &   Lybrand   L.L.P. -  Geotek
                         Communications,  Inc.  Bogen Communications
                         International, Inc.

                  *23.2  Consent of Shachak & Co. - Geotek  Technologies  Israe
                         Ltd.

                  *23.3  Consent  of  Coopers  &  Lybrand - National  Band Three
                         Limited

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

(10) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated July 6, 1995.

(11) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated December 27, 1995.

(12) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated March 4, 1996.

(13) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K/A dated June 26, 1995.

(14) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated June 20, 1996.

(15) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated December 31, 1996.

(16) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated January 23, 1997.

(17) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated September 27, 1996.

                           GEOTEK COMMUNICATIONS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


Column A                                Column B            Column C (1)         Column C (2)        Column D           Column E
--------                                --------            ------------        -------------       --------            --------
                                       Balance at            Charged to                                                Balance at
                                        Beginning             Costs and                                                   End of
                                        of Period              Expenses              Other          Deduction             Period
                                        ---------              --------              -----          ---------             ------
Description
-----------
Year ended December 31, 1996:
Allowance for doubtful accounts            $1,487                  $413              $(199)(c,d)         $356 (a)         $1,346
Deferred tax asset valuation account       52,850                                   45,038                357 (e)         97,531
Reserve for inventory
               lower of cost or market      2,858                 5,483                                 2,061 (b)          6,279
                                           ------                ------            -------             ------            -------
                                          $57,195               $ 5,896            $44,839             $2,774           $105,156
                                          =======               =======            =======             ======           ========

Year ended December 31, 1995:
Allowance for doubtful accounts            $1,125                  $950                                  $588             $1,487
Deferred tax asset valuation account       15,400                                   37,450                                52,850
Reserve for inventory
    lower of cost or market                 1,293                 2,504                                   939              2,858
                                           ------                ------            -------             ------            -------
                                          $17,818                $3,454            $37,450             $1,527            $57,195
                                          =======                ======            =======             ======            =======
Year ended December 31, 1994:
Allowance for doubtful accounts              $840                  $527                                  $242  (a)        $1,125
Deferred tax asset valuation account        5,877                                    9,523                                15,400
Reserve for inventory
     lower of cost or market                   99                 1,195                                     1  (b)         1,293
                                           ------                ------             ------               ----            -------
                                           $6,816                $1,722             $9,523               $243            $17,818
                                           ======                ======             ======               ====            =======

(a) Uncollectible accounts written off, net of recoveries.
(b) Write-off of obsolete inventory.
(c) Liability of deconsolidated and partially disposed entity.
(d) Foreign Currency Fluctuation
(e) Post acquisition adjustment for utilization of acquired net operating loss carry forwards.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOTEK COMMUNICATIONS, INC.

By: /s/ Yaron I. Eitan
    ------------------------------------
    Yaron I. Eitan, Chairman of the Board,
      Chief Executive Officer, and Director

Date:  March 31, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 31, 1997 by the following persons on behalf of the registrant in the capacities indicated.

/s/ Yaron I. Eitan                        Chairman of the Board, Chief Executive
--------------------------------          Officer and Director (Principal
    Yaron I. Eitan                        Executive Officer)

/s/ Walter E. Auch                        Director
--------------------------------
    Walter E. Auch

/s/ George Calhoun                        Director
--------------------------------
    George Calhoun

/s/ Purnendu Chatterjee                   Director
--------------------------------
    Purnendu Chatterjee

/s/ Winston Churchill                     Director
--------------------------------
    Winston Churchill

/s/ Jonathan C. Crane                     President, Chief Operating Officer
--------------------------------          and Director
    Jonathan C. Crane

/s/ Haynes Griffin                        Director
--------------------------------
    Haynes Griffin

/s/ Richard Krants                        Director
--------------------------------
    Richard Krants

/s/ Richard T. Liebhaber                  Director
--------------------------------
    Richard T. Liebhaber

/s/ Kevin Sharer                          Director
--------------------------------
    Kevin Sharer

/s/ William Spier                         Director
--------------------------------
    William Spier

/s/ Michael Carus                         Vice President, Acting Chief Financial
--------------------------------          Officer (Principal Financial Officer),
    Michael Carus                         Chief Accounting Officer and Corporate
                                          Controller

                                  EXHIBIT INDEX
                                  -------------
Exhibit
  No.
-------

12               Computation of Ratio of Earnings to Fixed Charges

21               Subsidiaries of the Company

23.1             Consent of Coopers & Lybrand L.L.P. -
                  Geotek Communications, Inc.
                  Bogen Communications International, Inc.

23.2             Consent of Shachak & Co. -
                  Geotek Technologies Israel Ltd.

23.3             Consent of Coopers & Lybrand -
                  National Band Three Limited