Form 10-K/A
period 1996-12-31
GEOTEK COMMUNICATIONS INC
filed 1997-04-30
CIK 844843

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                   FORM 10-K/A

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

                         Commission file number 0-17581

                           GEOTEK COMMUNICATIONS, INC.
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                     22-2358635
       ----------------------               -----------------------------------
      (State of Incorporation)              (I.R.S. Employer Identification No.)


102 Chestnut Ridge Road, Montvale, New Jersey                      07645
---------------------------------------------                   ----------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ . NO ____.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. [X]

         Based on the closing sale price for the Registrant's Common Stock as of March 24, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of such date was approximately $280,303,000.

         As of April 15, 1997, the number of outstanding shares of the Registrant's Common Stock was approximately 60,666,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.


         The Registrant hereby amends Part III of its Annual Report on Form 10-K for the year ended December 31, 1996 (the "Annual Report") as set forth in the pages attached hereto. Capitalized terms used herein and not otherwise defined, have the meanings ascribed to such terms in the Annual Report.

                           GEOTEK COMMUNICATIONS, INC.
                                   FORM 10-K/A
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............    1

Item 11.  EXECUTIVE COMPENSATION..........................................    3

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.....................................................     9

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    12

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         As of the date hereof, the directors and executive officers of the Company are:



            Name              Age                                    Position
            ----              ---                                    --------
Yaron I. Eitan                 40    Chairman of the Board, Chief Executive Officer and Director
Walter E. Auch                 76    Director
George Calhoun                 44    Vice Chairman of Strategy and Technology and Director
Purnendu Chatterjee            47    Director
Winston J. Churchill           56    Director
Jonathan C. Crane              47    President, Chief Operating Officer and Director
Haynes G. Griffin              50    Director
Richard Krants                 53    Director
Richard T. Liebhaber           61    Director
Kevin W. Sharer                49    Director
William Spier                  62    Director
Yoram Bibring                  39    President and Chief Executive Officer - Geotek International
                                          Networks, Inc.
Michael McCoy                  44    President and Chief Executive Officer - Geotek U.S. Network
John Egidio                    48    Executive Vice President, Corporate Operations
William A. Opet                39    Senior Vice President, Business Development
Michael H. Carus               31    Vice President, Acting Chief Financial Officer, Chief Accounting
                                     Officer & Corporate Controller
Robert Vecsler                 32    General Counsel and Secretary
------------------------------------------------------------------------------------------------------


         Mr. Eitan has served as Chief Executive Officer and a Director of the Company since March 1989 and as Chairman of the Board since October 1996. From March 1989 until October 1996, Mr. Eitan also served as President of the Company. Mr. Eitan is also Chairman of the Board of Bogen and a director of Geotek Technologies Israel Ltd. ("GTIL"), formerly PowerSpectrum Technology, Ltd., GMSI, Inc. and NB3, subsidiaries of the Company.

         Mr. Auch has been a Director of the Company since 1989. Mr. Auch was the Chairman and Chief Executive Officer of the Chicago Board of Options Exchange, Chicago, IL (securities exchange), from August 1979 until December 1996. Presently, Mr. Auch is a director of Smith Barney Trak Fund, New York, NY (investment fund), Smith Barney Concert Fund, New York, NY (investment fund), Banyan Funds, Chicago, IL (real estate company), Pimco Advisors, L.P., Stamford, CT (asset management company), Brinson Funds, Chicago, IL (investment funds) and Nicholas/Applegate, San Diego, CA (investment funds).

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

         Dr. Chatterjee has been a Director of the Company since 1993. Dr Chatterjee is a Director and President of S-C Rig Co., New York, NY (general partner of S-C Rig, a Delaware limited partnership, the sole business of which is to make investments and the sole limited partner of which is a charitable trust created by Mr. George Soros), and an investor in public and private companies. Dr. Chatterjee has been associated with the George Soros organization for approximately ten years. Dr. Chatterjee is presently a director of Falcon Drilling Company, Inc., Houston, TX (oil and gas) and Viatel, Inc., New York, NY (international voice long distance telecommunications services).

         Mr. Churchill has served as a Director and the Chairman of the Executive Committee since 1991. From 1991 until October 1996, Mr. Churchill served as the Chairman of the Board. Mr. Churchill is a principal of CIP Capital Management, Inc., Wayne, PA, a private investment firm formed in 1989. Mr. Churchill practiced law with and served as Chairman of the Banking and Financial Institutions Department and the Finance Committee of Saul, Ewing, Remick & Saul, Philadelphia, PA, for 16 years prior thereto. Mr. Churchill is a Director of Central Sprinkler Corp., Lansdale, PA (sprinkler systems) since 1984 and of IBAH, Inc., Blue Bell, PA (biotechnology company).

         Mr. Crane joined the Company as President & Chief Executive Officer - Geotek U.S. Network in October 1995, a position he held until October 1996, when he became the President and Chief Operating Officer of the Company. Mr. Crane has served as a Director of the Company since June 1996. Prior to joining Geotek, from January 1994 through January 1995, Mr. Crane was President & Chief Executive Officer of LightStream Corporation, a start-up ATM switch company. In January 1995, LightStream was purchased. From May 1985 through January 1994, Mr. Crane served in various executive capacities at MCI Communications Corporation ("MCI"), where he most recently served as Executive Vice President - Multinational Accounts.

         Mr. Griffin has been a Director of the Company since 1994. Mr. Griffin has been the President, Chief Executive Officer and Director of Vanguard Cellular Systems, Inc. ("Vanguard"), Greensboro, NC (cellular telecommunications carrier), since 1984. In 1993, Mr. Griffin was appointed to the United States Advisory Council on the National Information Infrastructure. Presently, Mr. Griffin is a Director of Lexington Global Asset Managers, Inc., Saddle Brook, NJ (diversified financial services holding company) and InterAct Systems, Incorporated, Norwalk, CT (interactive multimedia company specializing in in-store electronic marketing) and Chairman of the Board of Directors of International Wireless Communications Holdings, Inc., San Mateo, CA (interactive wireless communications).

         Mr. Krants has served as a Director of the Company since 1994. Mr. Krants is the President of Mobile Message Service of N.Y., Inc., Plainview, NY (antenna site management). From October 1990 until January 1994, Mr. Krants was the President and Chief Executive Officer of Metro Net, Plainview, NY. Mr. Krants was the Vice President of Famous Make Communications, Inc., Plainview, NY (communications equipment), from December 1979 to October 1993.

         Mr. Liebhaber has been a Director of the Company since 1995. Mr. Liebhaber is currently a Director of Precision Systems, Inc., St. Petersburg, Florida (telecommunications) and Alcatel, Richardson, TX (manufacturing communications). From 1986 until June 1995, Mr. Liebhaber was an Executive Vice President of MCI and, from June 1992 to June 1995, served as a Director of MCI.

         Mr. Sharer has served as a Director of the Company since 1994. Mr. Sharer has been the President and Chief Operating Officer and a Director of Amgen, Inc., Thousand Oaks, CA (biotechnology) since October 1992. From April 1989 until November 1990, Mr. Sharer was an Executive Vice President of Sales and Marketing at MCI and, from November 1990 until October 1992, was an Executive Vice President and the President Business Markets Division of MCI.

         Mr. Spier has served as a Director of the Company since 1990. Mr. Spier served as the Chairman of the Board of the Company from August 1991 to May 1992. Mr. Spier is currently a Director of USI Venture Corp. ("USI"), New York, NY (holding company). Mr. Spier was the Chairman of the Board and CEO of DeSoto Corp., Joliet, IL (detergent and household cleaning products manufacturer), from May 1991 until September 1996 and has been a Director of Video Lottery Technologies, Inc., Bozeman, MT (video technology), since 1992, Keystone Consolidated Industries, Inc., Dallas, TX (steel and wire rod products manufacturer), since September 1996, Integrated Technology USA, Inc., Teaneck, NJ (computer peripheral/telecommunications device manufacturer), since 1996, and EA Industries, Inc., West Long Branch, NJ (electronics contracting manufacturer) since 1995.

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


      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act ("Section 16") requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Commission and to furnish the Company with copies of these reports.

         Based on the Company's review of the copies of these reports received by it, the Company believes that all Section 16 filings required to be made by the Reporting Persons for the period January 1, 1996 through December 31, 1996 were made on a timely basis.


Item 11. EXECUTIVE COMPENSATION


Summary Compensation Table

           The following table sets forth all cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and the other executive officers required to be reported pursuant to Item 402(a)(3) of Regulation S-K promulgated under the Exchange Act for all services performed by such executive officers for the Company or its affiliates, whether paid by the Company, its affiliates or a third party. Except as set forth herein, none of the named executive officers received during the last three fiscal years any perquisites or other personal benefits, securities or property which had an aggregate value of greater than the lower of $50,000 or 10% of the total salary and bonus reported for such executive officer.


                                                     Annual Compensation             Long-Term Compensation (1)
                                                    --------------------     --------------------------------------
        Name & Principal                                                          Securities               All Other
            Position               Fiscal Year       Salary       Bonus       Underlying Options         Compensation
        ----------------           -----------      --------    --------      -------------------        ------------
Yaron I. Eitan                        1996          $268,269    $145,000             10,000              $145,762(2)
Chairman and Chief                    1995           249,982     100,000             10,000               142,862(2)
Executive Officer                     1994           224,025     125,000            960,000                36,919(2)

Jonathan Crane(3)                     1996          $253,942     $50,000            210,000              $ 26,645(4)
President and Chief                   1995            56,741        --              300,000                 2,250
Operating Officer

George Calhoun                        1996          $175,000     $35,000             10,000              $ 27,998(5)
Vice Chairman - Strategy              1995           175,000      30,000             10,000                   --
and Technology                        1994           173,543      35,000             10,000                   --

Yoram Bibring                         1996          $170,461     $35,000             60,000              $ 39,474(6)
President and Chief Executive         1995           154,897      35,000             15,000                10,656(6)
Officer - Geotek International        1994           131,910      35,000               --                   8,557(6)
Networks

Michael McCoy(7)                      1996          $159,519     $35,000             20,000              $ 66,242(8)
President and Chief Executive         1995           132,488      30,000             30,000                 8,806(8)
Officer - Geotek U.S.                 1994            14,536        --               30,000                   --
Operations

--------------------------

(1) Pursuant to SEC rules, columns (e), (f) and (h) have been omitted because none of the named executive officers received such form of compensation for the periods reported.

(2) Consists primarily of life insurance premiums and disability insurance premiums paid by the Company for Mr. Eitan aggregating $43,056 and $0, respectively, in 1996; $28,960 and $3,977, respectively, in 1995; and $28,960 and $3,699, respectively, in 1994; contributions by the Company to the Company's 401(k) plan on behalf to Mr. Eitan of $4,750 in 1996, $4,620 in 1995 and $4,260 in 1994; and forgiveness of indebtedness payable by Mr. Eitan to the Company of $91,405 in 1996 and $100,000 in 1995. See " - Compensation Committee Interlocks and Insider Participation."

(3)      Mr. Crane joined the Company in October 1995.

(4)      Consists primarily of relocation expense reimbursement of $17,183.

(5) Consists primarily of the forgiveness of indebtedness payable by Mr. Calhoun to the Company of $25,000.

(6) Consists primarily of life insurance premiums and disability insurance premiums paid by the Company for Mr. Bibring aggregating $6,500 and $0, respectively, in 1996, $6,500 and $2,211, respectively, in 1995, and $6,500 and $2,057, respectively, in 1994; and $30,288 of unused earned vacation time paid to Mr. Bibring in 1995.

(7)      Mr. McCoy joined the Company in November 1994.

(8) Consists primarily of living allowance and relocation expense reimbursement of $22,400 and $43,411, respectively in 1996; and living allowance of $5,200 in 1995.

Options

    The following tables contain information concerning option grants to, and option exercises by, the executive officers named in the Summary Compensation Table during fiscal 1996 and the value of the options held by such persons at the end of fiscal 1996.




                                                                                               Potential Realizable Value at
                        Number        % of Total                                                   Assumed Rates of Stock
                     of Securities     Options                                                     Appreciation for Option
                      Underlying       Granted         Exercise or                                        Term(1)
                        Options      to Employees      Base Price        Expiration            -----------------------------
       Name           Granted (#)   In Fiscal Year     ($/Sh) (2)           Date                  5%($)           10%($)
       ----         --------------  --------------    ------------       ----------               -----           ------
Yaron I. Eitan         10,000(3)         0.8%            $9.50           9/19/2006               $59,745         $151,405
Jonathan Crane        200,000(4)        15.8%            $8.00           11/1/2006              $843,342       $2,290,613
                       10,000(3)         0.8%            $9.50           9/19/2006               $59,745         $151,405
George Calhoun         10,000(3)         0.8%            $9.50           9/19/2006               $59,745         $151,405
Yoram Bibring          60,000(5)         4.4%           $10.00           3/21/2006              $475,070       $1,111,870
Michael McCoy          20,000(6)         1.6%           $13.00            6/2/2006              $187,826         $452,907

--------------------------

(1) In accordance with the rules of the Commission, "Potential Realizable Value" has been calculated assuming an aggregate ten-year appreciation of the fair market value of the Company's common stock, $.01 par value per share ("Common Stock"), on the date of grant, at annual compounded rates of 5% and 10%, respectively.

(2) The exercise price of each option reported hereunder was equal to or greater than the fair market value of the Company's Common Stock on the date such option was granted.

(3)      These options became exercisable on the date of grant.

(4) These options vest ratably over a five-year period, beginning in November 1997.

(5) These options vest as follows: options to purchase 12,000 shares of Common Stock became exercisable in March 1997, options to purchase 12,000 shares of Common Stock become exercisable in March 1988 and options to purchase 36,000 shares of Common Stock become exercisable in March 1999.

(6)      These options vest ratably over a five-year period, beginning in June
         1997.

     Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values


                                                            Number of Securities             Value of Unexercised
                                                           Underlying Unexercised                In-the-Money
                                                            Options at FY-End(#)           Options at FY-End ($)(1)
                        Shares Acquired     Value       ----------------------------     -----------------------------
         Name            on Exercise(#)    Realized     Exercisable    Unexercisable     Exercisable     Unexercisable
         ----           ---------------    --------     -----------    -------------     -----------     -------------
Yaron Eitan                      0                0      1,307,295        675,000         $4,736,963           0
Jonathan Crane                   0                0         70,000        440,000                  0           0
George Calhoun              75,000         $704,250        186,780                        $  957,005
Yoram Bibring               25,000         $152,250         63,000         72,000         $   67,800           0
Michael McCoy                    0                0         26,000         54,000                  0           0

--------------------------
(1) Value based on market value of the Company's Common Stock on December 31, 1996, or $7.125 per share, minus the exercise price.

Employment Agreements and Other Matters

         In March 1995, the Company and Mr. Churchill entered into an agreement pursuant to which Mr. Churchill agreed to serve as the Chairman of the Board of the Company and Chairman of the Executive Committee through March 31, 1998. In October 1996, this agreement was amended to provide that Mr. Churchill would continue to serve as the Chairman of the Executive Committee, but not as the Chairman of the Board of Directors. Under the agreement, Mr. Churchill is paid compensation of $50,000 per year and is eligible to receive bonuses at the discretion of the Compensation Committee. In addition, Mr. Churchill, was granted options to purchase 250,000 shares of Common Stock at prices ranging from $8.00 to $14.00 per share. The options became exercisable with respect to 83,333 shares upon issuance, an additional 83,333 shares on March 31, 1996 and an additional 83,333 shares on March 31, 1997.

         In March 1995, the Company entered into an agreement with Mr. Eitan pursuant to which he agreed to serve as the President and Chief Executive Officer of the Company through March 31, 1998. In October 1996, Mr. Eitan assumed the role of Chairman of the Board while continuing to serve as Chief Executive Officer. Under the agreement, Mr. Eitan is paid a base salary of $250,000 during the first year thereof, $275,000 per year during the second year thereof and $300,000 per year during the third year thereof. Mr. Eitan was also granted options to purchase an aggregate of 750,000 shares of the Company's Common Stock at prices ranging from $8.00 to $14.00 per share. These options vest over a three year period, with an exercise price for a substantial portion of the options at a price well above the market price of the Common Stock on the date of grant. In addition, Mr. Eitan is eligible to receive option grants at the discretion of the Compensation Committee. Mr. Eitan is also entitled to receive an annual cash bonus in an amount equal to three percent of the Company's consolidated pre-tax income for each fiscal year in which such agreement is in effect, as reported in the Company's financial statements audited by the Company's independent accountants. Mr. Eitan is eligible to receive such additional bonuses (including stock grant awards and options) as is determined by the Committee, whose determination is not required to be based on specific performance goals. The Compensation Committee of the Board of Directors awarded Mr. Eitan a bonus of $145,000 for the fiscal year ended December 31, 1996. See " - Committee Interlocks and Insider Participation."

         Pursuant to Mr. Eitan's agreement, the Company provides Mr. Eitan with health, accident and individual disability insurance as well as a life insurance policy with benefits aggregating $1,500,000, with the beneficiaries thereunder to be named by him. Mr. Eitan also is reimbursed for out-of-pocket expenses incurred in connection with the performance of his duties. Mr. Eitan also receives the use of an automobile supplied by the Company, of value and quality acceptable to him. The Company is responsible for all expenses and maintenance costs attributed thereto as well as for the costs of insuring such vehicle. There is no specific limit in Mr. Eitan's agreement as to the amount to be expended by the Company for the use and maintenance of such automobile. The Company has also agreed to use its best efforts to have Mr. Eitan elected as a member of the Board of Directors of the Company during the term of his employment agreement.

         In the event Mr. Eitan's employment with the Company is terminated for any reason other than his voluntary resignation, including a Change of Control, Mr. Eitan will be entitled to a payment in an amount equal to his then current annual base salary and the continuation of his health, disability and life insurance benefits then in effect for one year. In addition, all stock options granted to Mr. Eitan will immediately vest upon any such termination.

         The Company and Mr. Crane are currently negotiating the terms of an employment agreement pursuant to which Mr. Crane will continue to serve as President and Chief Operating Officer of the Company. Mr. Crane is presently paid an annual base salary of $275,000 and is afforded all employee benefits offered to senior executives and key management employees, including, without limitation, disability insurance, hospitalization insurance, major medical insurance, medical reimbursement, survivor income, life insurance and any other benefit plan or arrangement. Mr. Crane is reimbursed for all out-of-pocket expenses reasonably and necessarily incurred in the performance of his duties. Mr. Crane is also provided with an automobile and an allowance to cover all expenses and maintenance costs attributed thereto, as well as the cost of insuring such vehicle.

         In February 1997, the Company entered into an employment agreement with Michael McCoy pursuant to which he serves as President and Chief Executive Officer of Geotek USA, Inc., a wholly-owned subsidiary of the Company. Mr. McCoy's employment agreement provides for automatic one year extensions and will continue to be so automatically extended for additional one year periods unless the Company or Mr. McCoy provides the other party with ninety days' notice of its or his intention to terminate the employment relationship. Mr. McCoy is presently paid an annual base salary of $250,000, subject to annual reviews and adjustments, and is eligible to receive an annual bonus of up to $100,000 based upon his performance and the financial position of the Company. Mr. McCoy's employment agreement also provides for grants of options to purchase up to 80,000 shares of Common Stock. In addition, Mr. McCoy is entitled to receive additional option grants at the discretion of the Compensation Committee. Mr. McCoy is entitled to receive all employee benefits offered to senior executives and key management employees, including, without limitation, disability insurance, hospitalization insurance, major medical insurance, medical reimbursement, survivor income, life insurance and any other benefit plan or arrangement. Mr. McCoy is entitled to be reimbursed for all out-of-pocket expenses reasonably and necessarily incurred in the performance of his duties. Mr. McCoy is also entitled to the use of an automobile and an allowance to cover all expenses and maintenance costs attributed thereto, as well as the cost of insuring such vehicle. In certain instances, upon a Change of Control (as defined in his employment agreement), Mr. McCoy is entitled to receive as termination pay, an amount equal to six times his average monthly compensation during the twelve months prior to such Change in Control, which amount shall be increased to provide for the payment of federal, state and local taxes. Mr. McCoy is also entitled to immediate vesting of all stock options which he holds in the event of a Change in Control. The Company may terminate the employment agreement with Mr. McCoy for "cause" (as defined in his employment agreement) or in the event of the death or incapacity of Mr. McCoy. In the event the Company terminates Mr. McCoy for another reason, he will generally be entitled to an amount equal to twelve months salary.

         Mr. Calhoun serves as the Vice Chairman - Strategy and Technology of the Company. Mr. Calhoun is presently paid a base salary at the rate of $200,000 per year, subject to annual adjustments. Mr. Calhoun is entitled to receive all employee benefits offered to senior executives and key management employees, including without limitation, disability insurance, hospitalization insurance, major medical insurance, medical reimbursement, survivor income, life insurance and any other benefit plan or arrangement. Mr. Calhoun is entitled to be reimbursed for all out-of-pocket expenses reasonably and necessarily incurred in the performance of his duties. Mr. Calhoun also receives the use of an automobile and an allowance to cover all expenses and maintenance costs attributed thereto, as well as the cost of insuring such vehicle. The Company may terminate the employment agreement with Mr. Calhoun for "cause" (as defined in Mr. Calhoun's employment agreement). In the event Mr. Calhoun becomes disabled and the employment agreement terminates, Mr. Calhoun will be entitled to a payment equal to one year of base salary and the immediate vesting of all stock options granted to Mr. Calhoun. Upon certain "changes of control" (as defined in Mr. Calhoun's employment agreement) of the Company, Mr. Calhoun will be entitled to an amount equal to two years of his base salary and the immediate vesting of all options granted to Mr. Calhoun.

         In June 1994, the Company entered into a one year employment agreement with Mr. Bibring. The term of this agreement automatically extends for additional one year periods and will continue to be so automatically extended unless the Company or Mr. Bibring provides the other sixty days' advance notice of its or his desire to terminate the employment relationship. Pursuant to the agreement, the Company is obligated to pay Mr. Bibring a base salary at least equal to the base salary such executive received during 1994. The actual compensation payable to Mr. Bibring shall be determined by the Compensation Committee. Mr. Bibring is also eligible to receive an annual bonus in an amount determined by the

Compensation Committee based upon Mr. Bibring's performance and the operating results and financial condition of the Company. In addition, Mr. Bibring is entitled to participate in all employee benefit plans and arrangements which are generally available to the Company's executive officers. The Company may terminate the employment agreement with Mr. Bibring for "cause" (as defined in Mr. Bibring's employment agreement) or in the event of the death or incapacity of Mr. Bibring. In the event the Company terminates Mr. Bibring for another reason, Mr. Bibring will generally be entitled to six months salary. Upon certain "changes of control" (as defined in Mr. Bibring's employment agreement) of the Company, Mr. Bibring will be entitled to an amount equal to six times his average monthly compensation for the twelve month period preceding the change of control plus an amount sufficient to reimburse him for tax liabilities incurred as a result of such change of control payments. In addition, all stock options granted to Mr. Bibring will vest upon certain changes of control. In all instances, Mr. Bibring will be entitled to receive deferred compensation upon his termination in an amount equal to his current monthly salary multiplied by the number of years (or partial years) he was employed by the Company since January 1, 1990.

         Messrs. Eitan, Crane, Calhoun, Bibring and McCoy are each bound by their current or prior employment agreements to treat confidentially all proprietary information learned by them during the course of their employment with the Company for the term of each agreement and for three years thereafter. Each such officer has also agreed to refrain from competing, in any state of the United States (and in Israel with respect to Mr. Eitan), with the Company or any of its subsidiaries during the term of his agreement and for a period of three years thereafter. Each has also agreed to refrain from soliciting the Company's employees or officers following the termination of his employment.

Compensation of Directors

         All directors receive only options as compensation for acting as directors of the Company. During 1996, Mr. Churchill received $50,000 in compensation for serving as Chairman of the Board and Chairman of the Executive Committee. During 1996, each director (including Messrs. Calhoun, Churchill, Crane and Eitan) of the Company received 10,000 options with an exercise price equal to the fair market value of the Common Stock on the date of grant. Directors are reimbursed for expenses related to their attendance at Board of Directors meetings. All options granted to directors expire ten years from the date of grant.

         Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings including this Annual Report in whole or in part, the following Performance Graph and the Committee Report on Executive Compensation shall not be incorporated by reference into any such filings.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee consists of Messrs. Auch, Churchill, Griffin and Eitan. Mr. Eitan is the Company's Chairman and Chief Executive Officer. The 16b-3 Committee consists of Messrs. Auch and Griffin.

         In October 1992, Mr. Eitan purchased from the Company 100,000 shares of Common Stock and 100,000 warrants to purchase Common Stock, at an exercise price of $3.10 per share, for an aggregate purchase price of $185,000. Of such purchase price, $30,000 was paid in cash and the remainder was loaned by the Company to Mr. Eitan at an interest rate of prime plus 1%, to be paid within 12 months of the date of purchase (which date was subsequently extended). The Company forgave the repayment of a portion of this loan in 1995 and forgave the repayment of the balance of this loan in early 1996. The largest aggregate amount outstanding on this loan during 1996 was $91,405.

         On February 23, 1994, in connection with an investment in the Company by Vanguard, for which Mr. Griffin serves as President, the Company entered into a five-year management consulting agreement with Vanguard, pursuant to which Vanguard provided operational and marketing support to the Company for an aggregate of 300,000 shares of Common Stock per annum. The agreement was terminated in September 1996 and, in February 1997, the Company issued 156,985 shares of Common Stock to Vanguard in satisfaction of its remaining obligations under the Management Consulting Agreement.

         In March 1996, the Company issued and sold to certain affiliates of Mr. Churchill, $1.0 million principal amount of 12% Senior Subordinated Convertible Notes of the Company due 2001 (the "Convertible Notes") for an aggregate purchase price of $1.0 million. See "Security Ownership of Certain Beneficial Owners and Management."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership (as determined in accordance with Rule 13d-3 promulgated under the Exchange Act) of the Common and Preferred Stock as of April 15, 1997, for (a) directors and executive officers of the Company, (b) all directors and executive officers of the Company, as a group, and (c) each person who is known by the Company to own beneficially 5% or more of the Company's Common Stock. Certain of the information set forth below is derived, without independent investigation on the part of the Company, from filings made by such persons on Schedule 13D and
Schedule 13G pursuant to Rule 13d-3. No director or executive officer of the Company beneficially owns any of the Company's Series K Preferred Stock, Series M Preferred Stock or Series O Preferred Stock. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares of Common Stock listed next to such person's name.



                                                                                                                   Total Number of
                                                                                                                     Shares of
                                                                                                                    Common Stock
          Directors                                                                                                 Beneficially
    and Executive Officers               Common     Series H    Series I  Series L     Series N       Series P        Owned(1)
    ----------------------               ------     --------    --------  --------     --------       --------     ---------------
Walter E. Auch (3)                        23,394          0         0            0           0            0             118,394
Yoram Bibring(4)                         153,356          0         0            0           0            0             228,356
George Calhoun(5)                        213,794          0         0            0           0            0             481,574
Purnendu Chatterjee(6)                         0    444,445        20            0       5,000          500          13,107,381
Winston Churchill(7)                   1,023,330          0         0            0           0            0           1,348,137
Jonathan C. Crane(8)                           0          0         0            0           0            0              70,000
Yaron Eitan(9)                           497,970          0         0            0           0            0           1,840,599
Haynes G. Griffin(10)                  3,856,986          0         0      531,463           0            0           4,418,449
Richard Krants(11)                       400,573          0         0            0           0            0             505,573
Richard T. Liebhaber(12)                  10,000          0         0            0           0            0              56,666
Michael McCoy(8)                               0          0         0            0           0            0              26,000
Kevin W. Sharer(8)                             0          0         0            0           0            0              56,666
William Spier(13)                        721,353          0         0            0           0            0             761,353

All directors and executive officers   6,903,656    444,445        20      531,463       5,000          500          23,173,048
as a group (17 persons)(14)

Other Beneficial Owners
-----------------------
Hughes Network Systems, Inc.(15)               0          0         0            0           0            0           7,025,090
Merrill Lynch & Co., Inc.(16)          2,038,000          0         0            0           0            0           5,090,500
S-C Rig Investments-III(17)                    0    444,445        20            0       5,000          500          13,107,381
Vanguard Cellular Systems, Inc.(18)    3,856,986          0         0      531,463           0            0           4,418,449



                                       Percentage     Percentage      Percentage     Percentage       Percentage
                                       of Class of    of Class of     of Class of    of Class of     of Class of      Percentage of
                                         Common        Series H         Series I      Series L         Series N      Class of Series
                                         Stock           Stock           Stock          Stock            Stock           P Stock
                                      Beneficially    Beneficially    Beneficially   Beneficially     Beneficially    Beneficially
                                        Owned(2)        Owned            Owned          Owned            Owned           Owned
                                      ------------    ------------    ------------   ------------     ------------    -------------

Walter E. Auch (3)                         *               0                0             0                 0               0
Yoram Bibring(4)                           *               0                0             0                 0               0
George Calhoun(5)                          *               0                0             0                 0               0
Purnendu Chatterjee(6)                   17.77%          100%             100%            0                9.1%           100%
Winston Churchill(7)                      2.21%            0                0             0                 0               0
Jonathan C. Crane(8)                       *               0                0             0                 0               0
Yaron Eitan(9)                            2.97%            0                0             0                 0               0
Haynes G. Griffin(10)                     7.21%            0                0            50%                0               0
Richard Krants(11)                         *               0                0             0                 0               0
Richard T. Liebhaber(12)                   *               0                0             0                 0               0
Michael McCoy(8)                           *               0                0             0                 0               0
Kevin W. Sharer(8)                         *               0                0             0                 0               0
William Spier(13)                         1.25%            0                0             0                 0               0

All directors and executive officers     30.12%          100%             100%           50%               9.1%           100%
as a group (17 persons)(14)

Other Beneficial Owners
-----------------------
Hughes Network Systems, Inc.(15)         10.38%            0                0             0                 0               0
Merrill Lynch & Co., Inc.(16)             8.43%            0                0             0                 0               0
S-C Rig Investments-III(17)              17.77%          100%             100%            0                9.1%           100%
Vanguard Cellular Systems, Inc.(18)       7.25%            0                0            50%                0               0

-----------------------
*Less than 1%

(1) The Series H Preferred Stock is, under certain circumstances, convertible into Common Stock by dividing (x) the sum of the $90.00 per share stated value and any dividend arrearage by (y) $9.00 per share (as adjusted from time to time for certain events of dilution). As of April 15, 1997, each share of Series H Preferred Stock was convertible into ten shares of Common Stock. The Series I Preferred Stock is, under certain circumstances, convertible into Common Stock by dividing (x) the sum of $500,000 per share stated value and any dividend arrearage by (y) $11.75 per share (as adjusted from time to time for certain events of dilution). As of April 15, 1997, the Series I Preferred Stock was convertible into 42,553 shares of Common Stock. The Series L Preferred Stock is, under certain circumstances, convertible into Common Stock by dividing (x) the sum of $9.408 per share stated value and any dividend arrearage by (y) 9.408 per share (as adjusted from time to time for certain events of dilution). As of April 15, 1997, each shares of Series L Preferred Stock was convertible into one share of Common Stock. The Series N Preferred Stock is, under certain circumstances, convertible into Common Stock by dividing (x) the sum of the $1,000 per share stated value and any dividend arrearage by (y) $11.00 per share (as adjusted from time to time for certain events of dilution). As of April 15, 1997, each share of Series N Preferred Stock was convertible into 91 shares of Common Stock. The Series P Preferred Stock is convertible into the number of shares of Common Stock as is determined by dividing (i) the sum of the $50,000 stated value per share of Series P Preferred Stock plus all unpaid dividends accrued and deemed to have accrued, if any, with respect to such shares of Series P Preferred Stock through the last dividend payment date by (ii) the lowest daily volume-weighted average price of the Company's Common Stock during the four (4) business days immediately preceding conversion multiplied by a conversion discount of (i) 100% for conversions prior to June 29, 1997, (ii) 95% for conversions after June 29, 1997 but prior to December 31, 1997, (iii) 90% for conversions after December 31, 1997 but prior to June 29, 1998, and (iv) 88% for conversions after June 29, 1998. The Series P Preferred Stock becomes convertible into Common Stock in stages during the fifteen (15) month period beginning April 1997 and remains convertible until December 31, 2001. As of April 15, 1997, twenty percent (20%) of the shares of Series P Preferred Stock were convertible within sixty (60) days into shares of Common Stock, with each such share of Series P Preferred Stock convertible into 12,958 shares of Common Stock. The number of shares indicated in each column refers only to issued and outstanding shares of such class or series.

(2) The percentage column represents the percentage of Common Stock beneficially owned, calculated in accordance with the Exchange Act, whether presently issued and outstanding or reserved for issuance pursuant to conversion or exercise of acquisition rights.

(3)  Mr. Auch holds 95,000 options which are currently exercisable.

(4)  Mr. Bibring holds 75,000 options which are currently exercisable.

(5)  Mr. Calhoun holds 267,780 options which are currently exercisable.

(6) Dr. Chatterjee is an affiliate of S-C Rig and, as such, may be deemed to beneficially own those securities held by S-C Rig. S-C Rig and certain of its affiliates are the record owners of 444,445 shares of Series H Preferred Stock which are convertible into 4,444,450 shares of Common Stock, 20 shares of Series I Preferred Stock which are convertible into 851,060 shares of Common Stock, 5,000 shares of Series N Preferred Stock which are convertible into 454,545 shares of common Stock, 500 shares of Series P Preferred Stock which are convertible within sixty (60) days of April 15, 1997 into 1,295,800 shares of Common Stock, and warrants to purchase 5,831,526 shares of Common Stock. Dr. Chatterjee is also deemed to beneficially own options to purchase 200,000 shares of Common Stock held by one of his affiliates, XTec International, Inc. Dr. Chatterjee also holds 30,000 options which are immediately exercisable. Mr. Chatterjee's address is 888 7th Avenue, Suite 3300, New York, New York 10106.

(7) Mr. Churchill is principal of CIP Capital Management, Inc., the general partner of CIP Capital, L.P. ("CIP"), and, as such, may be deemed to beneficially own those securities held by CIP. CIP is the record holder of 636,826 shares of Common Stock and 10,800 options. Mr. Churchill also holds 206,667 options which are currently exercisable. Does not include 155,134 shares of Common Stock held by a trust for the benefit of Mr. Churchill's son, of which shares Mr. Churchill disclaims beneficial ownership. In addition, certain affiliates of Mr. Churchill own $1,000,000 principal amount of Convertible Notes, which are convertible into shares of Common Stock at a conversion price equal to $9.50 per share. As of April 15, 1997, the Convertible Notes and accrued and unpaid interest thereon were convertible into 107,340 shares of Common Stock.

(8) Consists of shares of Common Stock issuable upon exercise of options which are currently exercisable.

(9) Mr. Eitan currently holds 1,342,629 options which are currently exercisable.

(10) Mr. Griffin is President of Vanguard and, as such, may be deemed to beneficially own these securities held by Vanguard. Vanguard is the record owner of 3,856,986 shares of Common Stock and 531,463 shares of Series L Preferred Stock, which are convertible into 531,463 shares of Common Stock. Mr. Griffin also holds 30,000 options which are currently exercisable. Mr. Griffin's address is 2002 Pisgah Church Road, Suite 300, Greensboro, North Carolina 27455.

(11) Includes 105,000 options which are currently exercisable and 2,700 shares held by Mr. Krants' children.

(12) Mr. Liebhaber holds 46,666 options which are currently exercisable.

(13) Mr. Spier holds 40,000 options which are currently exercisable.

(14) Includes 15,752,726 shares of Common Stock issuable upon the conversion of Series H Preferred Stock, Series I Preferred Stock, Series L Preferred Stock, Series N Preferred Stock, Series P Preferred Stock and the exercise of currently exercisable warrants and options.

(15) Consists of shares of Common Stock issuable upon conversion of the HNS Note (as defined below). See "Certain Relationships and Related Transactions."

(16) Based on information contained in a Schedule 13G filed on February 14, 1997 on behalf of Merrill, Lynch & Co. Inc., Merrill Lynch Asset Management, L.P., Merrill Lynch Global Allocation Fund, Inc., Merrill Lynch Group, Inc. and Princeton Services, Inc. Includes warrants to purchase 3,052,500 shares of Common Stock. Merrill Lynch & Co.'s address is World Financial Center, North Tower, 250 Vesey Street, New York, New York 10281.

(17) S-C Rig holds, or may be deemed to beneficially own, 444,445 shares of Series H Preferred Stock, 20 shares of Series I Preferred Stock, 5,000 shares of Series N Preferred Stock and 500 shares of Series P Preferred Stock, convertible in accordance with the Certificate of Designation of each such series into 4,444,450 shares of Common Stock, 851,060 shares of Common Stock, 454,545 shares of Common Stock and, within sixty (60) days of April 15, 1997, 1,295,800 shares of Common Stock, respectively, and warrants to purchase 5,831,526 shares of Common Stock. Certain of the shares of Series N Preferred Stock and Series P Preferred Stock are held of record by Winston Partners II, LDC, Winston Partners II, LLC and Winston Partners L.P., affiliates of S-C Rig. S-C Rig also may be deemed to beneficially own 230,000 options which are currently exercisable and are held by affiliates of S-C Rig. S-C Rig's address is 888 7th Avenue, New York, NY 10106.

(18) Vanguard is the record owner of 3,856,986 shares of Common Stock and 531,463 shares of Series L Preferred Stock, which are convertible into 531,463 shares of Common Stock. In addition, Vanguard may be deemed to beneficially own 30,000 options which are currently exercisable and are held by Mr. Griffin, Vanguard's President. Vanguard's address is 2002 Pisgah Church Road, Suite 300, Greensboro, NC 27455.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Set forth below is a description concerning transactions which may not otherwise be described herein by and between the Company and/or its affiliates and other persons or entities affiliated with the Company or its affiliates. The Company is of the view that each of such transactions was on terms no less favorable to the Company than would otherwise have been available to the Company in transactions with unaffiliated third parties, if available at all.

S-C Rig/Chatterjee Group

       On December 15, 1993, the Company sold 444,445 shares of Series H Preferred Stock to S-C Rig, an entity affiliated with Messrs. George Soros and Purnendu Chatterjee, a director of the Company, for an aggregate consideration of $40,050,000. In connection with this transaction, the Company entered into a consulting agreement with The Chatterjee Group, an affiliate of S-C Rig ("Chatterjee Group"), pursuant to which Chatterjee Group provides certain advisory services for a fee of $25,000 per month. The agreement terminates on the earlier to occur of December 15, 2000 and such date that S-C Rig or one of its affiliates no longer beneficially owns 50% of the shares of the Common Stock into which the Series H Preferred Stock is convertible (calculated on a fully diluted basis).

       On April 5, 1996, the Company and S-C Rig entered into an agreement pursuant to which S-C Rig made a $40.0 million unsecured senior credit facility available to the Company. All borrowings under the credit facility were required to be made prior to April 5, 1998, were to accrue interest at a rate of 10% per annum and were to mature four years from the date of the final borrowing thereunder. The Company is obligated to pay S-C Rig a fee equal to 3% of each borrowing under the credit facility at the time of any such borrowing. In connection with the establishment of the credit facility, the Company issued to S-C Rig a five-year warrant to purchase 4,210,526 million shares of Common Stock (subject to adjustment in certain circumstances) at an exercise price of $9.50 per share (subject to adjustment in certain circumstances). On April 22, 1997, the Company and S-C Rig entered into an agreement to permit the Company to borrow funds under this credit facility until April 4, 1999 and to allow the Company five years from the date of its last such borrowing to repay the principal amount owed with respect thereto, at an interest rate of eight percent (8%) per annum. In addition, the Company agreed to extend, until April 2003, the expiration date of the warrants and to reset the exercise price thereof to $6.00 per share. At December 31, 1996, there were no borrowings under this credit facility.

       On June 20, 1996, the Company issued and sold to S-C Rig and certain of its affiliates 5,000 shares of Series N Preferred Stock and warrants to purchase 150,000 shares of Common Stock for an aggregate purchase price of $5.0 million. Further, on January 23, 1997, the Company issued and sold to S-C Rig and certain of its affiliates 500 shares of Series P Preferred Stock and warrants to purchase 850,000 shares of Common Stock for an aggregate purchase price of $5.0 million.

Metro Net

       On January 27, 1994, pursuant to an Agreement and Plan of Merger (the "Metro Net Agreement") with Metro Net and Metro Net's shareholders dated December 9, 1993, the Company issued 3,112,500 shares of Common Stock to the shareholders of Metro Net upon the merger of Metro Net into a newly formed wholly-owned subsidiary of the Company (the "Merger"). Pursuant to the terms of the Metro Net Agreement, Richard Krants, the President and Chief Executive Officer of Metro Net prior to the transaction, was appointed to the Company's Board of Directors at the effective time of the Merger. In connection with this transaction, the Company entered into a consulting agreement with Mr. Krants pursuant to which he agreed to provide consulting services related to the management and construction of the Company's Specialized Mobile Radio networks in exchange for annual consideration of $75,000 and an option to purchase 75,000 shares of Common Stock at a price of $9.50 per share vesting over three years. This consulting agreement was renewed for one year in December 1996, and provides for annual consideration of $75,000 payable to Mr. Krants.

HNS

       In December 1995, Geotek Financing Corporation, a wholly-owned subsidiary of the Company ("GFC") and the Company entered into a loan agreement with HNS (as amended, the "HNS Loan Agreement") pursuant to which HNS agreed to provide to GFC up to $24.5 million of financing in the form of the HNS Note for use in connection with the purchase of licenses from the Federal Communications Commission. In October 1996, GFC borrowed all of the funds available under the HNS Loan Agreement. The HNS Note is convertible through October 1998, at the option of HNS, into shares of Common Stock at an exercise price equal to the lesser of 90% of the market price per share of Common Stock at the time of conversion or $9.75 per share. Based on a fair market value of $3.875 per share (the closing price of the Common Stock on April 15, 1997), the full principal amount on the HNS Note would be convertible into 7,025,090 shares of Common Stock.

       In September 1996, the Company and GFC entered into a vendor credit financing agreement (the "HNS Financing Agreement") and a manufacturing agreement (the "HNS Manufacturing Agreement") with HNS pursuant to which HNS agreed to manufacture certain of the components ("BSE") required for the construction of the Company's 900 MHz FHMA network equipment and to provide up to $100.0 million of financing to GFC for up to ninety percent (90%) of the purchase price of such portion of the BSE which are scheduled for delivery to the Company prior to June 30, 1999. Pursuant to the HNS Manufacturing Agreement, GFC is obligated to purchase at least fifty percent (50%) of the Company's domestic and international 900 MHz BSE requirements from HNS so long as GFC is permitted to finance such purchases under the HNS Finance Agreement. All borrowings under the HNS Financing Agreement accrue interest at a rate of eleven percent (11%) per annum and are required to be repaid in ten (10) equal semi-annual payments beginning on July 10, 1999. HNS will be granted a security interest in the BSE manufactured by HNS under the HNS Manufacturing Agreement and financed by HNS under the HNS Financing Agreement as security for GFC's obligations under the HNS Finance Agreement. As further security for GFC's obligations under the HNS Financing Agreement and the HNS Loan Agreement, GFC has pledged to HNS a $24.5 million intercompany note of Geotek License Holdings, Inc., a wholly-owned subsidiary of GFC and the capital stock of such subsidiary. In addition, the Company has guaranteed GFC's obligations under the HNS Financing Agreement.

       In connection with the execution of the HNS Financing Agreement, the Company issued to HNS warrants to purchase an aggregate of 2,500,000 shares of the Company's Common Stock (the "HNS Warrants") at exercise prices ranging from $8.6250 to $12.9375 per share. Subject to certain limitations, the HNS Warrants are exercisable at any time on or after the earlier of September 27, 1997 and the occurrence of a change in control of the Company. Unless exercised, the HNS Warrants automatically expire on September 27, 2003. The Company may, at its sole discretion, require the holders of the HNS Warrants to exercise the HNS Warrants following any period occurring after September 27, 2000, during which for ten (10) consecutive trading days the closing price of the Company's Common Stock equals or exceeds one hundred fifty percent (150%) (ranging from $12.9375 to $19.4063 per share) of the initial exercise price of the HNS Warrants.

       All financial terms of the transactions described above resulted from negotiations between the parties. All future transactions between the Company and affiliates of the Company will be on terms intended to be no less favorable to the Company than could have been realized in an arm's-length transaction with unaffiliated parties and will be approved by a majority of the disinterested directors.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GEOTEK COMMUNICATIONS, INC.


                                       By: /s/ Yaron I. Eitan
                                           ---------------------------------
                                       Yaron I. Eitan, Chairman of the Board,
                                       Director and Chief Executive Officer

                                       Date: April 30, 1997