Form 10-Q
period 1997-03-31
GEOTEK COMMUNICATIONS INC
filed 1997-05-15
CIK 844843

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                    Form 10Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

                         Commission File Number 0-17581

                           GEOTEK COMMUNICATIONS, INC.
               (Exact Name of Registrant as Specified in Charter)

            DELAWARE                                       22-2358635
  (State or other jurisdiction                  (I.R.S. Employer Identification)
of incorporation or organization)

102 Chestnut Ridge Road, Montvale, New Jersey                07645
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

COMMON STOCK OUTSTANDING AT April 30, 1997:  60,769,093 SHARES

                           GEOTEK COMMUNICATIONS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I: Financial Information

     Item 1: Financial Statements

     Item 2: Managements Discussion and Analysis of Financial Condition and Results of Operations

PART II: Other Information

     Item 6: Exhibits and Report on Form 8-K

              CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains certain "forward-looking" statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all of such forward-looking statements. Examples of forward-looking statements contained herein include the Company's projections with respect to:
(a) the commercial implementation of its US Network and the timing of the roll-out of its US Network and growth of its subscriber base; (b) the Company's future financial results, capital needs and sources of financing; (c) the Company's prospects in foreign countries and (d) the effect of certain legislation and governmental regulations on the Company. The Company's ability to predict any such projected results or to predict the effect of any legislation or other pending events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the specific factors discussed with such forward-looking statements and contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as such factors in some cases have affected, and in the future (together with other factors) could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)

                                                         March 31,  December 31,
                                                           1997         1996
                                                         ---------  ------------
  ASSETS
Current assets:
Cash and cash equivalents                                $  78,265    $ 103,605
Restricted cash                                              7,685        9,418
Accounts receivables, principally trade, net                14,628       15,435
Inventories, net                                            32,078       28,150
Prepaid expenses and other current assets                   24,454       23,384
                                                         ---------    ---------
  Total current assets                                     157,110      179,992

Investments in affiliates                                   36,515       36,972
Property, plant and equipment, net                         101,606       93,581
Intangible assets, net                                      92,070       91,508
Other assets, principally debt issuance costs               26,785       28,069
                                                         ---------    ---------
                                                         $ 414,086    $ 430,122
                                                         =========    =========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade                                 $  20,247    $  20,587
Accrued expenses and other                                  44,388       49,279
Notes payable, banks and other                               4,407        8,075
Current maturities, long-term debt                             260          261
                                                         ---------    ---------
  Total current liabilities                                 69,302       78,202

Long-term debt                                             221,384      215,430
Other non current liabilities                                  975        1,008
Minority interest                                              577          438

Redeemable preferred stock                                  40,000       40,000

Commitments and contingent liabilities

Shareholders' equity:
  Preferred stocks, $.01 par value:                             11           11
  Common stock, $.01 par value:
       Authorized 135,000,000 shares, issued 60,626,000
       and 60,026,000 shares respectively, outstanding
       60,388,000 and 59,788,000 shares, respectively          606          600
  Capital in excess of par value                           454,384      429,483
  Foreign currency translation adjustment                   (1,928)         942
  Accumulated deficit                                     (369,839)    (334,606)
  Treasury stock, at cost (238,000 common shares)           (1,386)      (1,386)
                                                         ---------    ---------
                                                            81,848       95,044
                                                         ---------    ---------
                                                         $ 414,086    $ 430,122
                                                         =========    =========

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)

                                                      Three Months Ended
                                                           March 31,
                                                    -----------------------
                                                     1997             1996
                                                    ------           ------
Revenues:
     Net product sales                           $     14,719    $     13,848
     Service income                                     7,972           7,705
                                                 ------------    ------------
Total revenues                                         22,691          21,553
                                                 ------------    ------------
Costs and expenses:
     Cost of goods sold                                11,540           8,760
     Cost of services                                   8,690           7,264
     Research and development                           8,177           8,023
     Marketing                                          8,376           7,002
     General and administrative                         9,778           9,794
     Amortization of intangibles                        1,145           1,198
     Equity in losses of investees                      1,476             436
     Interest expense                                   9,390           6,672
     Interest income                                   (1,576)         (1,462)
     Other income                                         (31)           (608)
                                                 ------------    ------------
Total costs and expenses                               56,965          47,079
                                                 ------------    ------------
Loss from operations before taxes
     on income and minority interest                  (34,274)        (25,526)
Taxes on income                                          (820)           (800)
Minority interest                                        (139)           (106)
                                                 ------------    ------------
Net loss                                         $    (35,233)   $    (26,432)
                                                 ------------    ------------
Preferred dividends                                    (5,285)         (1,278)
                                                 ------------    ------------
Loss applicable to common stock                  $    (40,518)   $    (27,710)
                                                 ============    ============
Weighted average number of common shares
     outstanding                                   60,255,000      56,505,000
                                                 ============    ============
Per common share:
     Net loss applicable to common shares        $      (0.67)   $      (0.49)
                                                 ============    ============

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    for the three months ended March 31, 1997
                                 (In Thousands)
                                   (Unaudited)


                                                                                    Foreign
                                                                       Capital in   Currency
                               Preferred  Stock     Common    Stock     Excess of  Translation   Accumulated  Treasury
                                Shares    Amount    Shares    Amount    Par Value  Adjustment      Deficit     Stock
                                ------    ------    ------    ------    ---------  ----------      -------     -----
Balances, January 1, 1997         1,119      $11    60,026     $600     $429,483    $   942       $(334,606)   $(1,386)

Issuance of common stock:
    Exercise of warrants and
        options                                         85        1          153
    Issuance of common stock
        for preferred dividends                        515        5        3,057

Issuance Series P Convertible
    Preferred Stock                                                       25,000

Deemed dividend/interest
    on convertible preferred stock
    and convertible debt                                                   1,977

Preferred dividends, including $954
    in deemed dividends                                                   (5,285)

Changes in currency                                                                  (2,870)

Net loss                                                                                            (35,233)
                                  -----      ---    ------     ----     --------    -------       ---------    -------
Balances, March 31, 1997          1,119      $11    60,626     $606     $454,385    $(1,928)      $(369,839)   $(1,386)
                                  =====      ===    ======     ====     ========    =======       =========    =======

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                    (Note 1)

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                            1997          1996
                                                            ----          ----
Cash flows from operating activities:
  Net loss                                                $(35,233)   $(26,432)
  Adjustments to reconcile net
    loss to net cash
    used in operating activities:
    Minority interest                                          139         106
    Depreciation and amortization                            5,898       3,578
    Post acquisition adjustment for utilization
        of acquired net operating loss carry forward                       400
    Non cash interest expense                                8,283       5,690
    Equity in net loss of investees                          1,476         436
    Non cash management consulting expense                                 665
 Changes in operating assets and liabilities
    (net of effects from acquisitions):
    Decrease in accounts receivable                            807         582
    Increase in inventories                                 (3,928)     (1,043)
    Increase in prepaid expenses and other assets           (5,852)     (2,042)
    Decrease in accounts payable and accrued
        expenses                                            (5,230)      2,839
    Other                                                     (778)        377
                                                          --------    --------

Net cash used in operating activities                      (34,418)    (14,844)
                                                          --------    --------

Cash flows from investing activities:
  Acquisition of licenses                                      (54)
  Net decrease in temporary investments                                  2,111
  Acquisitions of property and equipment                   (12,929)    (11,425)
  Interest capitalized on construction in progress
       and pre-commercial spectrum licenses                 (2,175)       (843)
  Cash received from (invested in) unconsolidated
       subsidiaries                                            916        (180)
  Decrease in contract deposits - other current assets       1,356         865
  Decrease in restricted cash                                1,733       9,404
Other                                                          164
                                                          --------    --------
Net cash used in investing activities                      (10,989)        (68)
                                                          --------    --------

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                             (Dollars in thousands)
                                   (Unaudited)
                                    (Note 1)

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                            1997          1996
                                                            ----          ----
Cash flows from financing activities:
    Net repayments under line-of-credit agreements         (3,668)         (58)
    Proceeds from issuance of convertible
        notes                                                           75,000
    Proceeds from issuance of convertible
        preferred stock                                    25,000
    Deferred financing costs                                            (2,213)
    Repayment of capital lease obligations                    (34)        (122)
    Repayments of debt                                                    (800)
    Exercise of warrants and options                          144          280
    Payment of preferred dividends                         (1,269)      (1,278)
    Financing costs                                                       (450)
    Other                                                     (23)        (112)
                                                        ---------    ---------
Net cash provided by financing activities                  20,150       70,247
                                                        ---------    ---------
Effect of exchange rate changes on cash                       (83)        (590)
                                                        ---------    ---------
(Decrease) increase in cash and cash equivalents          (25,340)      54,745
Cash and cash equivalents, beginning of period            103,605       61,428
                                                        ---------    ---------
Cash and cash equivalents, end of period                $  78,265    $ 116,173
                                                        =========    =========
Supplemental schedule of non cash investing and
  financing activities:
    Management consulting fee paid in common stock                   $     665
    Issuance of shares in connection with debt
       conversion                                                       10,396
    Acquisition of assets under capital lease           $     275
    Issuance of common stock for preferred dividends        3,062
    Deemed dividend on convertible preferred stock            954

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 Basis of Presentation:

       The consolidated balance sheet of Geotek Communications, Inc. and Subsidiaries (the "Company") as of December 31, 1996 has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. In the opinion of management, all significant adjustments including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year. Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

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

       The Company's existing cash resources as of March 31, 1997 and expected cash flow from operations will be insufficient to fund the full implementation of the Company's current operating plan for the roll-out of the U.S. digital wireless network and international expansion. The Company is in the commercialization stages of its domestic networks and, as a result, has not yet generated positive cash flow. The Company is planning to raise capital during 1997 and 1998 to continue to finance its operating plans which include significantly increasing the number of subscribers on the U.S. Network, the roll-out of the U.S. Network infrastructure, as well as the related sales of its products. The Company is currently operating in nine markets and is in the process of constructing four markets. In order to ensure sufficient liquidity throughout 1997, the Company does not intend to construct additional markets or to expand into new international digital wireless networks until such time that it obtains sufficient financing to do so. The Company anticipates that it will need to raise additional financing to operate through the first quarter of 1998. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the carrying amounts and classification of liabilities that might result should the Company be unable to raise additional capital to execute its business plan.

Note 2 Inventories, net


                                            March 31, 1997    December 31, 1996
                                            --------------    -----------------
        Raw materials                          $ 3,277            $ 3,760
        Work-in-process                          2,205              2,068
        Finished goods                          27,702             28,601
                                               -------            -------
                                                33,184             34,429

        Reserve for lower of
          cost or market                         1,106              6,279
                                               -------            -------
                                               $32,078            $28,150
                                               =======            =======

       In January, 1997, the Company adjusted inventory standard costs to more accurately reflect the market value of their finished goods inventory.

Note 3 Note Payable, Banks and Other:

       In January 1997, the Company's German subsidiary repaid its DM 5.0 million line of credit with DM 5.0 million restricted cash.

Note 4 Preferred Stock:

       In January 1997, the Company sold 500 shares of its Series P Convertible Preferred Stock ("Series P Stock") to a group of investors affiliated with George Soros for an aggregate purchase price of $25 million. The Series P Stock pays dividends in either shares of the Company's Common Stock or cash at a rate of 10% per annum (12% per annum after a dividend payment failure) at the option of the Company. Additionally, commencing April 1, 1997, each share of Series P Stock is convertible by the holder into the number of shares of the Company's Common Stock as obtained by dividing the $50,000 stated value per share plus any accrued or unpaid dividends at the date of conversion, by the

                 GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       lowest daily volume weighted average price of the Company's Common Stock during the four trading days immediately preceding conversion multiplied by the conversion factor (the conversion factor begins at 100% and becomes 95%, 90% and 88% on June 29, 1997, December 31, 1997, and June 29, 1998, respectively). However, the holder can only convert up to a maximum of 20% prior to June 30, 1997, an additional 30% prior to December 31, 1997 an additional 30% prior to June 29, 1998 and the remainder thereafter. In connection with this transaction, the Company issued warrants to purchase 850,000 shares of the Company's Common Stock at $9.2625 per share (subject to adjustment in certain circumstances). The warrants are exercisable at any time, and from time to time, before June 30, 2000.

       Pursuant to a registration rights agreement, in February 1997, the Company filed a registration statement under the Securities Act of 1993, as amended, with regard to the resale of shares of Common Stock issuable
       (i) for dividends; (ii) upon conversion of Series P Stock; and, (iii) upon the exercise of the warrants.

       The terms of the Company's Series O Convertible Preferred Stock ("Series O Stock") and Series P Stock allow the Company to institute a Conversion Restriction period of 60 days if the trading price of the Company's common stock is less than $6.00 per share for five consecutive trading days. In April 1997, the Company elected to institute such Conversion
       Restriction Period. During the Conversion Restriction Period, the aggregate amount which can be converted by all holders of Series O Stock and Series P Stock is $50,000 per day. The 60 day period expires at the earliest of June 1997, at the Company's election, or if the trading price of the Company's common stock exceeds $6.00 for five consecutive trading days.

Note 5 Deemed Dividends and Interest

       The staff of the Securities and Exchange Commission recently announced a new position on accounting for convertible preferred stock and convertible debt which contains a conversion feature with a stated discount to the market price of the Company's common stock at the time of conversion. With respect to convertible preferred stock, solely for purposes of calculating earnings per share, the stated discount is amortized over the period from the date of issuance until the holder is permitted to convert and thus reduces the amount of income available to common stockholders. During the quarter ended March 31, 1997, the Company recognized approximately $0.9 million as a deemed dividend on Series O Stock and Series P Stock which resulted in an $0.02 increase in Net loss applicable to common shares. With respect to convertible debt, the stated discount is amortized over the period from the date of issuance until the holder is permitted to convert, as additional non-cash interest expense. The Company recognized approximately $1.0 million in deemed interest on its $24.5 million convertible note with Hughes Network Systems, Inc. during the quarter ended March 31, 1997.

Note 6 Commitments and Contingent Liabilities:

       FCC Waiver

       The Company was granted a waiver (the "Waiver") by the Federal Communication Commission ("FCC") which permits it to construct and activate certain systems on a delayed construction schedule. The Waiver, which expires in June 1997, is relevant to the Company's designated frequency area ("DFA") licenses which were acquired by the Company prior to the FCC's 900 MHz specialized mobile radio ("SMR") spectrum auctions conducted during 1995 and 1996. For those licenses acquired by the Company through the spectrum auctions, e.g. major trading area ("MTA") licenses, and for previously acquired DFA licenses authorized for overlapping frequencies with the Company's new MTA licenses, the Waiver is inapplicable. Instead, construction requirements for these MTA and DFA licenses will be satisfied if a portion of the market's population is served after three years. The population coverage requirement increases after five years. The Company's failure to roll-out and thus meet construction requirements in any of its target markets in which it holds MTA licenses by April 1999 could result in the loss of its licenses in such markets.

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

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Note 7 Certain Related Party Transactions:

       The Company incurred expenses of $75,000 in each of the three month periods ended March 31, 1997 and 1996, pursuant to its consulting agreement with a company affiliated with George Soros. Entities affiliated with George Soros also hold the Company's Series H Redeemable Preferred Shares, Series I Convertible Preferred Shares, $5.0 million of the Company's Series N Convertible Preferred Stock, Series P Stock, 10% of the Company's Senior Secured Discount Notes due 2005, and $40.0 million senior unsecured Credit Facility ("S-C Rig Credit Facility").

       Geotek Technologies Israel Ltd. ("GTI-Israel") has entered into a subcontractor agreement with Rafael, a shareholder of the Company, under which Rafael will partake in the enhancement and continued development of the Company's digital wireless communications system. Research and development expense for the three months ended March 31, 1997 and 1996, includes approximately $1.1 and $1.0 million, respectively, for research performed by Rafael under this agreement. GTI-Israel has also entered into agreements with Rafael under which Rafael will manufacture the infrastructure equipment to be used by the Company in its US network and to be sold to third parties. Through March 31, 1997, the Company had placed firm orders for equipment totaling $58.7 million of which $41.3 million has been paid to Rafael to date.

Note 8 Subsequent Events:

       In April 1997, the Company and S-C Rig Investments - III, L.P. ("S-C Rig"), a significant stockholder of the Company and an investment group affiliated with George Soros, modified the terms of the S-C Rig Credit Facility. Under the modified terms of the S-C Rig Credit Facility, all borrowings are required to be made within three years from the initial establishment of the credit facility. The borrowings will accrue interest at a rate of 8% per annum and will mature five years from the date of the final borrowing thereunder. Original terms of the S-C Rig Credit Facility were a 10% interest rate per annum and a four year term from the final borrowing which was required to be made within two years from the establishment of the Credit Facility. In connection with the modification to the S-C Rig Credit Facility, the Company lowered the exercise price of the warrants to purchase approximately 4.2 million shares of common stock (the "Warrant Shares") from $9.50 to $6.00 per share and extended the warrant termination date from April 2001 to April 2003.

       At March 31, 1997, there were no loans outstanding under the $40.0 million SC-Rig Credit Facility.

       Also, in April 1997, the Company, and its remaining partner in Canada, Techcom Inc., received an extension from March 31, 1997 to April 30, 1997 from Industry Canada, the Canadian agency responsible for spectrum allocation, to form a suitable Canadian entity. During April 1997, the Company entered into a letter of intent with two Canadian entities to form a joint venture in Canada to launch mobile wireless communication services based on the Company's proprietary FHMA(R) technology. The letter of intent is subject to, among other things, approval of the joint venture by Industry Canada as a "suitable Canadian entity", the completion of satisfactory due diligence, approval by the board of directors and execution of definitive agreements.


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

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       such Discount Notes jointly and severally. The Guarantor Subsidiaries are wholly owned by the Company. In addition, the Discount Notes are collateralized by a pledge of the capital stock owned by the Company in National Band Three Ltd., PowerSpectrum, Inc. and Subsidiaries, MetroNet Systems, Inc., Geotek GmbH Holding Corporation and Bogen Communications International, Inc.

       The Guarantor Information of Geotek Communications, Inc. and Subsidiaries has been presented on pages 12 through 17 in order to present the
       Guarantor Subsidiaries pursuant to the Guarantor relationship. The Guarantor Information is presented as management does not believe that separate financial statements of the Guarantor Subsidiaries would be meaningful. This Guarantor Information should be read in conjunction with the Consolidated Financial Statements. The Discount Notes include covenants that place restrictions on the Company primarily related to making certain investments, paying dividends and incurring additional debt.

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


       (2) Guarantor Subsidiaries       -For purposes of the Guarantor
                                        Information, Guarantor Subsidiaries
                                        includes all U.S. wireless subsidiaries
                                        of PowerSpectrum, Inc. ("PSI") combined
                                        with Geotek Financing Corporation,
                                        Geotek License Holding Inc., MetroNet
                                        Systems, Inc. and ANSA Communications,
                                        Inc., both direct wholly owned
                                        subsidiaries of the Parent Company. For
                                        purposes of the Guarantor Information,
                                        PSI does not contain the consolidated
                                        financial statements of GTI-Israel,
                                        formerly PST, a subsidiary of PSI, since
                                        GTI-Israel is not a Guarantor
                                        Subsidiary. Such statements of
                                        GTI-Israel are included with Non-
                                        Guarantor Subsidiaries.

       (3) Non-Guarantor Subsidiaries   -This includes the Company's
                                        subsidiaries that are not Guarantor
                                        Subsidiaries.

       (4) Reclassifications and        -Certain reclassifications were made to
             Eliminations               conform all of the Guarantor Information
                                        to the financial presentation of the
                                        Company's consolidated financial
                                        statements. The principal elimination
                                        entries eliminate investments in
                                        subsidiaries and intercompany balances
                                        and transactions.

Note 9 Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              As of March 31, 1997
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                                                 Geotek
                                         Geotek          Guarantor       Non-Guarantor   Reclassifications      Comm,Inc.
                                        Comm,Inc.       Subsidiaries      Subsidiaries    & Eliminations     & Subsidiaries
                                        ---------       ------------      ------------    --------------     --------------
                                          (1)               (2)               (3)              (4)
ASSETS
CURRENT ASSETS
Cash and cash equivalents              $  70,542         $     455         $   7,268                            $  78,265
Restricted cash                            7,685                                                                    7,685
Accounts receivable net                                        749            13,879                               14,628
Inventories                                                 19,789            12,289                               32,078
Prepaid expenses and other assets          1,525            12,856            10,073                               24,454
                                       ---------         ---------         ---------         ---------          ---------
Total current assets                      79,752            33,849            43,509                              157,110
                                       ---------         ---------         ---------         ---------          ---------
Inter-company account                    354,407            74,715               150         $(429,272)
Investments in affiliates                 10,991                              25,687              (163)            36,515
Property, plant and equipment, net         2,002            79,696            32,168           (12,260)           101,606
Intangible assets, net                    12,124            67,238            12,708                               92,070
Other assets                              28,189               293               317            (2,014)            26,785
Investments in subsidiaries, at cost      90,443                                               (90,443)
                                       ---------         ---------         ---------         ---------          ---------
Total Assets                           $ 577,908         $ 255,791         $ 114,539         $(534,152)         $ 414,086
                                       =========         =========         =========         =========          =========

LIABILITIES & SHAREHOLDERS' EQUITY
Current  liabilities
Accounts payable - trade               $     756         $   9,463         $  10,028                               20,247
Accrued expenses and other                 3,443             9,715            31,230                               44,388
Notes payable, banks and other                                                 4,907         $    (500)             4,407
Current maturities, long-term debt           101               155                 4                                  260
                                       ---------         ---------         ---------         ---------          ---------
Total current liabilities                  4,300            19,333            46,169              (500)            69,302
                                       ---------         ---------         ---------         ---------          ---------
Long-term debt                           192,994            24,500             5,463            (1,573)           221,384
Intercompany accounts                                      348,611            80,661          (429,272)
Other non current liabilities                                                  2,488            (1,513)               975
Minority interest                                                                577                                  577

Redeemable preferred stock                40,000                                                                   40,000

Shareholders' equity:
Preferred stocks, $.01 par value              11                                                                       11
Common stock, $.01 par value:                606                                                                      606
Capital in excess of par value           428,006            40,621            74,627           (88,870)           454,384
Foreign currency translation
    adjustment                                                                (1,928)                              (1,928)
Accumulated deficit                      (86,623)         (177,274)          (93,518)          (12,424)          (369,839)
Treasury stock, at cost                   (1,386)                                                                  (1,386)
                                       ---------         ---------         ---------         ---------          ---------
                                         340,614          (136,653)          (20,819)         (101,294)            81,848
                                       ---------         ---------         ---------         ---------          ---------
                                       $ 577,908         $ 255,791         $ 114,539         $(534,152)         $ 414,086
                                       =========         =========         =========         =========          =========

Note 9. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             As of December 31, 1996
                (Dollars in thousands, except per share amounts)

                                                                                                                     Geotek
                                            Geotek          Guarantor       Non-Guarantor   Reclassifications      Comm,Inc.
                                           Comm,Inc.       Subsidiaries      Subsidiaries    & Eliminations     & Subsidiaries
                                           ---------       ------------      ------------    --------------     --------------
                                             (1)                                  (2)             (3)                 (4)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                 $  94,218        $     364         $   9,023                             $ 103,605
Restricted cash                               7,794                              1,624                                 9,418
Accounts receivables trade, net                                  620            14,815                                15,435
Inventories, net                                              15,915            12,235                                28,150
Prepaid expenses and other assets             4,514           12,093             6,777                                23,384
                                          ---------        ---------         ---------         ---------           ---------
Total current assets                        106,526           28,992            44,474                               179,992
                                          ---------        ---------         ---------         ---------           ---------
Inter-company account                       307,673           76,303                           $(383,976)
Investments in affiliates                    11,954                             25,181              (163)             36,972
Property, plant and equipment, net            1,155           70,297            32,753           (10,624)             93,581
Intangible assets, net                       12,492           66,064            12,952                                91,508
Other assets                                 29,363              217               403            (1,914)             28,069
Investments in Subsidiaries, at cost         89,921                                              (89,921)
                                          ---------        ---------         ---------         ---------           ---------
                                          $ 559,084        $ 241,873         $ 115,763         $(486,598)          $ 430,122
                                          =========        =========         =========         =========           =========

LIABILITIES & SHAREHOLDERS' EQUITY
Current  liabilities:
Accounts payable - trade                  $     762        $   6,993         $  12,832                             $  20,587
Accrued expenses and other                    6,546           11,319            31,414                                49,279
Notes payable, banks and other                                                   8,575         $    (500)              8,075
Current maturities, long-term debt              101              155                 5                                   261
                                          ---------        ---------         ---------         ---------           ---------
Total current liabilities                     7,409           18,467            52,826              (500)             78,202
                                          ---------        ---------         ---------         ---------           ---------
Inter-company account                                        316,716            67,260          (383,976)
Long-term debt                              186,823           24,500             5,681            (1,574)            215,430
Other non-current liabilities                                                    2,422            (1,414)              1,008
Minority interest                                                                  438                                   438

Redeemable preferred stock                   40,000                                                                   40,000

Shareholders' equity:
Preferred stocks, $.01 par value                 11                                                                       11
Common stock, $.01 par value                    600                                                                      600
Capital in excess of par value              403,103           40,621            74,106           (88,347)            429,483
Foreign currency translation adjustment                                            942                                   942
Accumulated deficit                         (77,476)        (158,431)          (87,912)          (10,787)           (334,606)
Treasury stock, at cost                      (1,386)                                                                  (1,386)
                                          ---------        ---------         ---------         ---------           ---------
                                            324,852         (117,810)          (12,864)          (99,134)             95,044
                                          ---------        ---------         ---------         ---------           ---------
                                          $ 559,084        $ 241,873         $ 115,763         $(486,598)          $ 430,122
                                          =========        =========         =========         =========           =========

Note 9. Condensed Consolidating Financial Information for Guarantors ("Guarantor Information"): continued

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    For the Three Months Ended March 31, 1997
                             (Dollars in thousands)
                                    Unaudited


                                                                                                                   Geotek
                                         Geotek          Guarantor       Non-Guarantor   Reclassifications        Comm,Inc.
                                        Comm,Inc.       Subsidiaries     Subsidiaries      & Eliminations      & Subsidiaries
                                        ---------       ------------     ------------    -----------------     --------------
                                           (1)               (2)               (3)              (4)
REVENUES
       Net product sales                                  $    718         $ 22,000          $ (7,999)            $ 14,719
       Service income                                           80            7,892                                  7,972
                                                          --------         --------          --------             --------
Total revenues                                                 798           29,892            (7,999)              22,691
                                                          --------         --------          --------             --------

Costs and expenses:
    Cost of goods sold                                       3,250           14,393            (6,103)              11,540
    Cost of services                                         5,370            3,620              (300)               8,690
    Research and development                                 1,839            6,344                (6)               8,177
    Marketing                            $     75            4,445            3,856                                  8,376
    General and administrative              2,131            2,811            4,836                                  9,778
    Amortization of intangibles               517              188              440                                  1,145
    Equity in losses of investees             399                             1,077                                  1,476
    Interest expense                        7,419            1,751              372              (152)               9,390
    Interest income                        (1,355)                             (373)              152               (1,576)
    Other income                              (39)             (13)             (26)               47                  (31)
                                         --------         --------         --------          --------             --------
Total Costs and expenses                    9,147           19,641           34,539            (6,362)              56,965
                                         --------         --------         --------          --------             --------
Loss from operations before
       taxes on income and
       minority interest                   (9,147)         (18,843)          (4,647)           (1,637)             (34,274)
Taxes on income                                                                (820)                                  (820)
Minority interest                                                              (139)                                  (139)
                                         --------         --------         --------          --------             --------
Net loss                                 $ (9,147)        $(18,843)        $ (5,606)           (1,637)            $(35,233)
                                         ========         ========         ========          ========             ========

Note 9. Condensed Consolidating Financial Information for Guarantors ("Guarantor Information"): continued

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   For the Three Months Ended March 31, 1996
                             (Dollars in thousands)
                                    Unaudited



                                                                                                              Geotek
                                         Geotek       Guarantor       Non-Guarantor   Reclassifications      Comm,Inc.
                                        Comm,Inc.    Subsidiaries      Subsidiaries    & Eliminations     & Subsidiaries
                                        ---------    ------------      ------------    --------------     --------------
                                           (1)           (2)               (3)              (4)
REVENUES
    Net product sales                                 $     17           $ 24,322         $(10,491)          $ 13,848
    Service income                                          41              7,664                               7,705
                                                      --------           --------         --------           --------
Total revenues                                              58             31,986          (10,491)            21,553
                                                      --------           --------         --------           --------
Costs and expenses:
Cost of goods sold                                         415             15,508           (7,163)             8,760
Cost of services                                         2,616              4,679              (31)             7,264
Research and development                                 3,081              4,942                               8,023
Marketing                              $     75          2,769              4,158                               7,002
General and administrative                2,702          2,606              4,486                               9,794
Amortization of intangibles                 446            270                482                               1,198
Equity in losses of investees               436                                                                   436
Interest expense                          6,284             53                603             (268)             6,672
Interest income                          (1,272)          (156)              (302)             268             (1,462)
Other income                                (31)          (563)               (45)              31               (608)
                                       --------       --------           --------         --------           --------
Total Costs and expenses                  8,640         11,091             34,511           (7,163)            47,079
                                       --------       --------           --------         --------           --------
Loss from operations before
   taxes on income and
   minority interest                     (8,640)       (11,033)            (2,525)          (3,328)           (25,526)
Taxes on income                                                              (800)                               (800)
Minority interest                                                            (106)                               (106)
                                       --------       --------           --------         --------           --------
Net loss                               $ (8,640)      $(11,033)          $ (3,431)        $ (3,328)          $(26,432)
                                       ========       ========           ========         ========           ========

Note 9. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 1997
                             (Dollars in thousands)
                                    Unaudited


                                                                                                                          Geotek
                                                        Geotek      Guarantor      Non-Guarantor   Reclassifications     Comm,Inc.
                                                       Comm,Inc.   Subsidiaries     Subsidiaries    & Eliminations    & Subsidiaries
                                                       ---------   ------------     ------------    --------------    --------------
                                                          (1)          (2)              (3)              (4)
Cash Flows From Operating Activities:
Net loss                                              $  (9,147)     $ (18,843)      $  (5,606)       $  (1,637)        $ (35,233)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
       Minority interest                                                                   139                                139
       Depreciation & amortization                          551          3,273           2,327             (253)            5,898
       Equity in losses of investees                        399                          1,077                              1,476
       Non cash interest expense                          7,262          1,021                                              8,283
    Changes in operating assets & liabilities:
       Accounts receivable                                                (129)            936                                807
       Inventories                                                      (3,874)            (54)                            (3,928)
       Prepaid expenses and other assets                   (511)          (761)         (4,580)                            (5,852)
       Accounts payable & accrued expenses               (3,109)           866          (2,987)                            (5,230)
       Other                                                 10                           (788)                              (778)
                                                      ---------      ---------       ---------        ---------         ---------
       Net cash used in operating
                 activities                              (4,545)       (18,447)         (9,536)          (1,890)          (34,418)
                                                      ---------      ---------       ---------        ---------         ---------
Cash flows from investing activities:
    Acquisition of licenses                                                (54)                                               (54)
    Acquisitions of property & equipment                   (880)       (11,551)         (2,388)           1,890           (12,929)
    Decrease in contract deposits                                                        1,356                              1,356
    Interest capitalized on construction in
         progress and precommercial specturm
         licenses                                          (360)        (1,815)                                            (2,175)
    Cash received from unconsolidated subsidiaries          916                                                               916
    Decrease in restricted cash                             109                          1,624                              1,733
    Other                                                                  164                                                164
                                                      ---------      ---------       ---------        ---------         ---------
Net cash (used in) provided by
     investing activities                                  (215)       (13,256)            592            1,890           (10,989)
                                                      ---------      ---------       ---------        ---------         ---------
Cash flows from financing activities:
    Net borrowings under line of credit
       agreements                                                                       (3,668)                            (3,668)
    Proceeds from issuance of convertible
       preferred stock                                   25,000                                                            25,000
    Repayment of capital lease obligation                   (34)                                                              (34)
    Proceeds from exercise of warrants
       & options                                            144                                                               144
    Payment of preferred dividends                       (1,269)                                                           (1,269)
    Capital contributed from parent                     (42,757)        31,794          10,963
    Other                                                                                  (23)                               (23)
                                                      ---------      ---------       ---------        ---------         ---------
    Net cash (used in) provided by
       financing activities                             (18,916)        31,794           7,272                             20,150
                                                      ---------      ---------       ---------        ---------         ---------
Effect of exchange rate changes on cash                                                    (83)                               (83)
(Decrease) increase in cash & equivalents               (23,676)            91          (1,755)                           (25,340)
Cash & equivalents, beginning of period                  94,218            364           9,023                            103,605
                                                      ---------      ---------       ---------        ---------         ---------
Cash & equivalents, end of period                     $  70,542      $     455       $   7,268                          $  78,265
                                                      =========      =========       =========        =========         =========

Note 9. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 1996
                             (Dollars in thousands)
                                    Unaudited

                                                                                                                        Geotek
                                                          Geotek     Guarantor    Non-Guarantor  Reclassifications     Comm,Inc.
                                                         Comm,Inc.  Subsidiaries   Subsidiaries   & Eliminations    & Subsidiaries
                                                         ---------  ------------   ------------   --------------    --------------
                                                            (1)          (2)            (3)             (4)
Cash Flows From Operating Activities:
    Net loss                                           $  (8,640)    $ (11,033)     $  (3,431)      $  (3,328)        $ (26,432)
    Adjustment to reconcile net loss to net
           cash used in operating activities:
       Minority interest                                                                  106                               106
       Depreciation & amortization                           456           732          2,390                             3,578
       Equity in net loss of investees                       436                                                            436
       Non cash management consulting expense                              665                                              665
       Post acquisition adjustment for utilization
          of acquired net operating loss
          carry forward                                                                   400                               400
       Non cash interest expense                           5,690                                                          5,690
       Changes in operating assets and liabilities
       (net of effects from acquisitions):
       Accounts receivable                                                 (10)           592                               582
       Inventories                                                        (578)          (465)                           (1,043)
       Prepaid expenses                                       40        (6,855)           450           4,323            (2,042)
       Accounts payable & accrued expenses                 2,297          (909)         5,774          (4,323)            2,839
       Other                                                  25                          352                               377
                                                       ---------     ---------      ---------       ---------         ---------
       Net cash provided by(used in)
               operating activities                          304       (17,988)         6,168          (3,328)          (14,844)
                                                       ---------     ---------      ---------       ---------         ---------
Cash flows from investing activities:
    Net decrease in temporary investments                  2,111                                                          2,111
    Acquisitions of property & equipment                     (25)      (12,288)        (2,440)          3,328           (11,425)
    Interest capitalized on contruction in
          progress and pre-commercial
            spectrum licenses                                             (843)                                            (843)
    Cash invested in unconsolidated
       subsidiaries                                         (180)                                                          (180)
    Decrease contract deposits - other current assets                                     865                               865
    Decrease in restricted cash                            9,404                                                          9,404
                                                       ---------     ---------      ---------       ---------         ---------
    Net cash (used in) investing activities               11,310       (13,131)        (1,575)          3,328               (68)
                                                       ---------     ---------      ---------       ---------         ---------
Cash flows from financing activities:
   Net, (repayments) under
     line of credit agreements                                                            (58)                              (58)
   Proceeds from issuance of convertible notes            75,000                                                         75,000
   Deferred financing costs                               (2,213)                                                        (2,213)
   Repayments of debt                                                     (605)          (195)                             (800)
   Repayment of capital lease obligations                    (15)                        (107)                             (122)
   Exercise of warrants & options                            280                                                            280
   Payment of preferred dividends                         (1,278)                                                        (1,278)
   Financing costs                                          (450)                                                          (450)
   Other                                                                                 (112)                             (112)
   Capital contributed from parent                       (25,398)       31,894         (6,496)
                                                       ---------     ---------      ---------       ---------         ---------
   Net cash provided by (used in)
     financing activities                                 45,926        31,289         (6,968)                           70,247
                                                       ---------     ---------      ---------       ---------         ---------
Effect of exchange rate changes on cash                                                  (590)                             (590)
Increase (decrease) in cash & equivalents                 57,540           170         (2,965)                           54,745
Cash & equivalents, beginning of period                   53,128           522          7,778                            61,428
                                                       ---------     ---------      ---------       ---------         ---------
Cash & equivalents, end of period                      $ 110,668     $     692      $   4,813                         $ 116,173
                                                       =========     =========      =========       =========         =========

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

     The Company currently groups its operations primarily into two types of activities: wireless communications and communications products. The Company's wireless communications subsidiaries are currently engaged primarily in providing trunked mobile radio services in the United Kingdom utilizing analog equipment, developing and selling wireless data solutions, implementing a digital wireless communications system for the United States that will provide integrated wireless communications services, and implementing digital wireless communications systems internationally.

     The Company is in the process of rolling out its U.S. Network. The Company started providing commercial services in Philadelphia, Washington DC, Baltimore, New York, Boston, Miami, Dallas, and Orlando during 1996 and Tampa in 1997. The Company is currently constructing four markets. The Company's success in raising additional capital will dictate its ability to enter into additional markets as contemplated by the Company's roll-out plan.

     Also, In April 1997, the Company, and its partner in Canada, Techcom Inc., received an extension from March 31, 1997 to April 30, 1997 from Industry Canada, the Canadian agency responsible for spectrum allocation, to form a suitable Canadian entity. During April 1997, the Company entered into a letter of intent with two Canadian entities to form a joint venture in Canada to launch mobile wireless communication services based on the Company's proprietary FHMA(R) technology. The letter of intent is subject to, among other things, approval of the joint venture by Industry Canada as a "suitable Canadian entity", the completion of satisfactory due diligence, approval by the board of directors and execution of definitive agreements.

     The Company's 50/50 joint venture in Germany, which was established in December 1996 through a merger of the Company's German networks and RWE Telliance A.G. ("RWE") mobile radio network, provides analog service to approximately 37,000 subscribers.

     Additionally, the company holds a 21% interest in Anam Telecommunications, Inc. ("Anam Telecom"), a holder of a nationwide trunked radio system license in Korea. The license covers a geographic area with a population of approximately 45 million people and is based on the implementation of the Company's FHMA(R) system on an 800 MHz frequency. The Company's FHMA(R) system currently operates in the 900 MHz frequency band. Although the Company believes its 800 MHz development program will result in successfully adapting its FHMA(R) system to the 800 MHz frequency, such adaptation is subject to a number of contingencies and the manufacture of certain equipment required in connection therewith. There can be no assurance that the Company will be able to successfully adapt its FHMA(R) system to the 800 MHz frequency on a timely basis. Any failure on the part of the Company to successfully adapt its FHMA(R) technology pursuant to the terms of the Korean license could have a material adverse effect on the Company's prospects in Korea. In addition, the Company will provide FHMA(R) related infrastructure equipment and broad business and engineering support for the design, implementation and operation of the network in Korea. Finally, the development and deployment of a FHMA(R) based digital system in Korea will be subject to the same risks attendent to the development and deployment of the Company's digital wireless system in the United States.

     The Company's subsidiary, Geotek Technologies, Inc. ("GTI") has received a total of approximately $48 million of orders for the Company's proprietary FHMA(R) system infrastructure and related equipment from Anam Telecom as well as Hyundai Electronics, who in turn will sell such equipment to unrelated Korean regional operators. It is anticipated that Anam Telecom and the Korean regional operators will commence commercial operations in the fourth quarter of 1997.

     In June 1996, the United Kingdom Department of Trade and Industry awarded the Company's United Kingdom operating subsidiary a license to operate a digital Public Access Mobile Radio ("PAMR") network in the United Kingdom. Under the terms of the new digital license, the operating subsidiary, National Band Three Ltd. ("NB3"), received an initial allocation of two megahertz of spectrum in the 410-430 MHz band for the construction of a network based on the new Trans European Trunked Radio ("TETRA") standard. The Company has recognized that it will need some additional spectrum in the future and is discussing this with the regulatory authorities who have indicated that they are prepared to support the request. Currently, there are no TETRA systems available for commercial application. While some potential vendors have indicated an interest in supplying a TETRA-based system to NB3, management of the Company and NB3 cannot accurately estimate the availability, quality and costs associated with the implementation of a TETRA-based network. Management is continuing to work with potential vendors and regulatory authorities in the United Kingdom regarding implementation of such system. However, there can be no assurance that NB3 will be able to implement such a system or, if implemented, when NB3 will be in a position to roll-out a TETRA-based system. Finally, the development of a TETRA-based system in the United Kingdom will be subject to many of the same risks attendent to the development of the Company's digital wireless system in the United States.

     The Company expects that the digital network, when and if implemented by the Company in the United Kingdom, will offer a full range of mobile voice and data services, including telephony, digital dispatch, automatic vehicle location and packet data. The Company hopes to commence commercial operations of such a digital network in 1998. The Company's United Kingdom operating subsidiary already provides analog PAMR services to approximately 64,000 business subscribers throughout the United Kingdom.

     The Company's communications products subsidiaries are primarily engaged in the development, manufacturing, and marketing of telephone peripherals and sound and communications equipment.

     The Corporate Group includes the Company's Corporate headquarters and the Geotest, Inc. subsidiary, in which the Company sold in 1996.

Summary of Operations

     Consolidated revenues increased for the first three months of 1997 by 5% over the same period of 1996 principally due to subscriber growth on the Company's National Band Three Ltd. ("NB3") network in the United Kingdom, offset by the deconsolidation of the Company's German Networks in December 1996.

     Consolidated operating expenses increased by 13% in the first quarter of 1997 compared to 1996, due primarily to increased product costs due to the write-down of inventory to the lower of cost or market and marketing expenses associated with the roll-out of the U.S. Network.

     Consolidated losses increased by $8.8 million to $35.2 million during the first quarter of 1997 principally due to increased interest expense due to the accretion of the Company's 15% Senior Secured Discount Notes, the March 1996 issuance of the 12% Senior Subordinated Convertible Notes ("Convertible Notes"), and the deemed interest on the Company's $24.5 million convertible note with Hughes Network Systems, Inc. and increased depreciation on its U.S. Network due to the ongoing deployment of that network.

Wireless Communications Activities

     The tables below set forth certain information with respect to the results of operations of the Company's Wireless Communications Activities for the three months ended March 31, 1997 and 1996. Other International Activities include the Company's German Networks, international business development activities and equity interests in its Korean Joint Ventures. The Geotek Technologies column includes Geotek Technologies Israel, Ltd., formerly PowerSpectrum Technology, the Company's equipment and research and development operation, and GMSI, Inc.

                    For the Three Months Ended March 31, 1997
                             (Dollars in Thousands)

                                       US                      Other Int'l       Geotek
                                    Network         NB3        Activities     Technologies      Total
                                    -------         ---        ----------     ------------      -----
Revenues                          $    485       $  7,514       $     42       $  3,142       $ 11,183
Gross profit                        (5,986)         5,204             42            594           (146)
       %  of revenues                                  69%           100%            19%             1%
Research and Development                                                          7,491          7,491
Marketing                            4,519          1,331                           376          6,226
General and Administrative           1,608          1,286            664            879          4,437
Equity in losses of less than
       50%-owned entities                                          1,476                         1,476
Other (income) expense                 (13)                                                        (13)
(Loss) income before
       interest and
       amortization & depr         (12,100)         2,587         (2,098)        (8,152)       (19,763)
Amortization and
       depreciation                  2,875          1,310            266            705          5,156
(Loss) income before
       interest                    (14,975)         1,277         (2,364)        (8,857)       (24,919)
Net (loss) income                 ($14,904)      $    806       ($ 2,449)      ($ 8,593)      ($25,140)
Subscribers                          2,000         63,900         18,500*                       84,400


* - Represents the Company's proportionate share of the 37, 000 subscribers utilizing the networks of the German joint venture.

                    For the Three Months Ended March 31, 1996
                             (Dollars in Thousands)

                                       US                      Other Int'l       Geotek
                                    Network         NB3        Activities     Technologies      Total
                                    -------         ---        ----------     ------------      -----
Revenues                          $     58       $  6,459       $    975       $  2,006       $  9,498
Gross profit                        (2,942)         4,355            (39)           543          1,917
       %  of revenues                                  67%            (4%)           27%            20%
Research and Development                                                          7,215          7,215
Marketing                            2,844          1,197            239            271          4,551
General and Administrative           2,212            865          1,018          1,034          5,129
Equity in losses of less than
       50%-owned entities                                            436                           436
Other income                          (563)                          (17)                         (580)
(Loss) income before
       interest and
       amortization & depr          (7,435)         2,293         (1,715)        (7,977)       (14,834)
Amortization and
       depreciation                    864          1,168            738            150          2,920
(Loss) income before
       interest                     (8,299)         1,125         (2,453)        (8,127)       (17,754)
Net (loss) income                 ($ 8,051)      $    673       ($ 2,609)      ($ 7,935)      ($17,922)
Subscribers                            200         58,600         12,500                        71,300

     Revenues from wireless communications increased by $1.7 million or 18% for the three months ended March 31, 1997. This increase is primarily due to the increase in the number of subscribers using the NB3 network as well as, an increase in Geotek Technologies' revenues for GMSI, Inc. offset by the deconsolidation of the German networks in December 1996 due to the merger with RWE. The increase in negative gross profit for the U.S. Network is primarily the result of increased direct costs related to the roll-out, the cost of which are currently not covered by revenues, and the write-down of inventory to the lower of cost or market.

     Research and development expenses related to the digital wireless system and subscriber unit were $7.4 million for the three months ended March 31, 1997 compared to $7.2 million for the same period of 1996. The Company expects significant research and development expenses to continue in the future in connection with continued enhancements to the system and subscriber unit and adaptation of the digital wireless system to frequencies other than 900 MHz.

     The Company is presently in the process of rolling out its wireless service over its proprietary digital wireless network in the United States, and accordingly, continues to put in place its marketing, engineering, operations and administrative staff and systems. Marketing expenses increased by approximately $1.7 million or 37% due to the U.S. Network marketing programs and increase in staff needed to execute the roll-out of the U.S. Network in the initial markets. General and administrative expenses decreased $0.7 million due to the deconsolidation of the Company's German Networks in December 1996.

     The Company's equity in losses of less than 50% owned entities in 1996 is attributable solely to the results of the Company's Korean joint ventures. The comparable loss for 1997 is attributable to the Company's German and Korean joint ventures of $1.1 million and $0.4 million, respectively. As discussed above, the Company's Korean joint ventures are in the process of establishing a digital network in Korea. It is expected that these entities will continue to generate substantial losses in the near future. As discussed previously, in December 1996, the Company merged its German networks with RWE's network in
Germany. At December 31, 1996, the merged entity had approximately 37,000 subscribers of which the Company's proportionate ownership interest is approximately 18,500.

     Wireless activities generated a loss before interest, taxes, amortization and depreciation of $19.8 million for the three months ended March 31, 1997 compared to $14.8 million in 1996. This increase is primarily due to costs related to the commencement of the roll-out of the digital wireless communication system for the U.S. Network offset by the deconsolidation of the German networks in 1997.

Communications Products Activities

    The table below sets forth certain information with respect to the results of operations of Bogen Communication Intenational and subsidiaries ("BCI"), a 64% owned entity, as consolidated by the Company for the three months ended March 31, 1997 and 1996.

                                                          (Dollars in Thousands)
                                                                  March 31
                                                             1997         1996
                                                             ----         ----
     Revenues                                              $11,508     $11,358
     Gross profit                                            5,320       4,805
        % of revenue                                            46%         42%
     Research and Development                                  686         654
     Marketing                                               2,150       2,123
     General and Administration                              1,204         914
     Other income                                              (26)        (35)
     Income before interest, tax, minority interest,
        amortization & depreciation                          1,306       1,149
     Amortization & depreciation                               365         356
     Interest expense, tax & minority interest                 941         793
     Net income (loss)                                        $350        $125

     Revenues from communications products activities increased by $150,000 or 1% to $11.5 million for the three months ended March 31, 1997. The increase in BCI's core product lines, commercial sound, engineered system and Telco products, was offset by the $1.0 million decrease in the Office Automation product line ("OAS") which as phased out beginning in

December 1995 and eliminated in December 1996.

     Gross profit as a percentage of revenues increased from 42% to 46% in 1997. The increase is mainly due to an increase in the sales price of most of the Company's domestic products and a reduction in direct material costs.

     General and administration expense for the three months ended March 31, 1997 increased by $0.4 million from the same period of 1996 due to increased headcount, bank charges for BCI's new lined credit facility, and other one time charges.

Corporate Group

     The Corporate Group includes the Company's Corporate headquarters and Geotest, Inc. subsidiary, which, in accordance with a December 1996 definitive agreement, was sold by the Company. The Company's Corporate Group generated a loss before net interest expense, amortization, depreciation and other charges of $2.1 million and $3.1 million for the three month periods ended March 31, 1997 and 1996, respectively.

Liquidity and Capital Resources

     The Company requires significant additional capital to implement its wireless communications strategy. In furtherance of its strategy, the Company sold convertible preferred stock and renegotiated its $40.0 million line of credit facility during the three months ended March 31, 1997. At March 31, 1997, the Company had $78.3 million of cash and cash equivalents as well as $40.0 million available under a line of credit facility. Also, the Company has a $100.0 million vendor credit agreement with Hughes Network Systems for the purchase of infrastructure equipment.

     The Company's short term cash needs are attributable primarily to capital expenditures, inventory, marketing and general and administrative expenses and research and development costs associated with the implementation and deployment of its digital FHMA(R) networks. One of the advantages of the Company's FHMA(R) system is its modularity, which allows the Company to execute a flexible roll-out plan requiring a relatively low investment in infrastructure in a given geographical area (compared to other wireless communications systems) in order to provide initial commercial service. Additionally, the Company is rolling out its U.S. Network market by market and is targeting customers which require primarily local or regional coverage. Management believes that this modularity and its local deployment provides the Company flexibility in controlling its financial resources by accelerating or slowing down the rate at which the U.S. Network is rolled out in various markets without materially impacting the business results, or cash flows, of its then operating city network.

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

     The Company is planning to raise capital and use existing line of credit facilities during the next 12 months to continue financing its current operating plan. The Company is currently operating in nine markets and is in the process of constructing four markets. The Company's existing cash resources as of March 31, 1997 will be insufficient to fund the full implementation of the Company's business plan. The Company's long term capital needs relate to the planned roll-out of the U.S. Network in over 40 cities, the repayment of convertible debt and redeemable preferred stock (if such are not converted into equity), the repayment of the Company's vendor credit and Senior Secured Discount Notes due 2005, the financing of international digital wireless networks, and the acquisition of businesses in the field of telecommunications and of spectrum in the United States and internationally. The Company is currently pursuing various alternatives for raising capital including issuance of equity and debt securities, as well as a combination thereof and other sources. In order to ensure sufficient liquidity throughout 1997, the Company does not intend to construct additional markets or to expand into new international digital wireless networks until such time that it obtains sufficient financing to do so. The Company anticipates that it will need to raise additional financing to operate through the first quarter of 1998. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms, or at all. The failure to obtain such financing will prevent the Company from executing its business plan.

     The following discussion of liquidity and capital resources, among other things, compares the Company's financial and cash position as of March 31, 1997, to the Company's financial and cash position as of December 31, 1996.

     During the first three months of 1997, cash and cash equivalents decreased by $25.3 million to $78.3 million, while working capital decreased by $14.0 million to $87.8 million as of March 31, 1997.

Operating Activities

     Cash utilized in connection with operating activities, for the three months ended March 31, 1997, amounted to $34.4 million. This included changes in operating assets and liabilities of $14.9 million. This change was primarily related to an increase in inventory of $3.9 million, $3.3 million in advances made to suppliers for 800 MHz infrastructure production, and a decrease in accounts payable and accrued expenses of $5.2.

     During the second quarter of 1997, the Company's U.S. Network operations began a sales and marketing promotion under which a dealer will be eligible to receive a rebate from the U.S. Network based upon achievement of certain sales levels by June 30, 1997. The Company has neither provided an accrual for this promotion as of March 31, 1997 nor adjusted the $16 million carrying value of the U.S. Network inventory for this promotion as of March 31, 1997. The results of this promotion will be recorded in the second quarter of 1997 commensurate with the achievement of certain required sales levels by the Company's dealers..

Investing Activities

     Cash outflows from investing activities was $11.0 million. The Company expended $13.0 million to acquire equipment during 1996 and capitalized $2.1 million in interest on construction in progress and pre-commercial FCC licenses.

     During the first quarter of 1997, the Company contributed approximately $2.5 million to Terrafon, the Company's joint venture in Germany, representing the initial capital call for the Company's 50% portion of Terrafon's estimated 1997 operating capital.

Financing Activities

     In January 1997, the Company sold 500 shares of its Series P Convertible Preferred Stock ("Series P Stock") to a group of investors for an aggregate purchase price of $25 million. The Series P Stock pays dividends in either shares of the Company's Common Stock or cash at a rate of 10% per annum (12% per annum after a dividend payment failure) at the option of the Company. Additionally, commencing April 1, 1997, each share of Series P Stock is convertible by the holder into the number of shares of the Company's Common Stock as obtained by dividing the $50,000 stated value per share plus any accrued or unpaid dividends at the date of conversion, by the lowest daily volume weighted averaged price of the Company's Common Stock during the four trading days immediately preceding conversion multiplied by the conversion factor (the conversion factor begins at 100% and becomes 95%, 90% and 88% on June 29, 1997, December 31, 1997, and June 29, 1998, respectively). However, the holder can only convert up to a maximum of 20% prior to June 30, 1997, an additional 30% prior to December 31, 1997 an additional 30% prior to June 29, 1998 and the remainder thereafter. In connection with this transaction, the Company issued warrants to purchase 850,000 shares of the Company's Common Stock at $9.2625 per share (subject to adjustment in certain circumstances). The warrants are exercisable at any time, and from time to time, before June 30, 2000.

     In April 1997, the Company and S-C Rig Investments - III, L.P. ("S-C Rig"), a significant stockholder of the Company and an investment group affiliated with George Soros, modified the terms of the Senior Loan Agreement whereby S-C Rig made a $40.0 million unsecured credit facility (the "S-C Rig Credit Facility") available to the Company. Under the modified terms of the S-C Rig Credit Facility, all borrowings are required to be made within three years from the initial establishment of the credit facility. The borrowings will accrue interest at a rate of 8% per annum and will mature five years from the date of the final borrowing thereunder. Original terms of the S-C Rig Credit Facility were a 10% interest rate per annum and a four year term from the final borrowing which was required to be made within two years from the establishment of the Credit Facility. In connection with the modification to the S-C Rig Credit Facility, the Company lowered the exercise price of the warrants to purchase approximately 4.2 million shares of common stock (the "Warrant Shares") from $9.50 to $6.00 per share and extended the Warrant Shared termination date from April 2001 to April 2003.

     The Company paid cash dividends totaling approximately $1.2 million on its outstanding preferred stocks during the first quarter of 1997. Proceeds from the exercise of warrants and options totaled approximately $0.1 million during the first three months of 1997.

     Based on the Company's current business plan which includes over 40 U.S. markets, the Company estimates that it will need approximately $275 million of additional financing to implement its U.S. Network in all of its target markets. The amount of additional financing will increase if the Company experiences delays in the commercial implementation of its U.S. Network (which have occurred in the past), including the loading of subscribers, cost overruns or unanticipated cash needs. The Company also expects to need substantial additional financing to fund the deployment of NB3's digital wireless network and its other international operations and opportunities. Although the Company believes that its market by market roll-out plan of its FHMA(R) network will permit the Company to control its cash expenditures to a limited extent by focusing its activities in certain markets while reducing or delaying its activities in other markets, the failure by the Company to obtain necessary financing on a timely basis may prevent the Company from executing its business plan.

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

Recently Issued Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" which is applicable for financial statements issued after December 15, 1996. The adoption of this standard will have no impact on the Company as the Company is in a loss position and only needs to present basic earnings per share as the inclusion of common stock equivalents or convertible securities has an antidilutive effect on the calculation of earnings per share.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Part II. Other Information

Item 6. Exhibits and Report on Form 8-K

        (a) Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

            Exhibit 27 - Financial Data Schedule

        (b) Report on Form 8-K

            The following report on Form 8-K was filed by the Company during the first quarter of 1997.

            (i) Current  Report on Form 8-K filed January 23, 1997,  the Company sold to entities affiliated with George Soros, 500 shares of its Series P Convertible Preferred Stock ("Series P Stock") for an aggregate purchase price of $25 million. The Series P Stock contains terms which are substantially similar to those related to the Series O Stock. In connection with this transaction, the Company issued warrants to purchase 850,000 shares of the
                Company's   Common  Stock  at  $9.2625  per  share  (subject  to
                adjustment in certain circumstances). The warrants are exercisable at any time, and from time to time, before June 30, 2000.

                           GEOTEK COMMUNICATIONS, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOTEK COMMUNICATIONS, INC.


Date: May 15, 1997                         /s/ MICHAEL H. CARUS
                                          ---------------------
                                          Michael H. Carus
                                          V.P., Acting Chief Financial Officer,
                                          Chief Accounting Officer and
                                          Corporate Controller