Form 10-Q
period 1997-06-30
GEOTEK COMMUNICATIONS INC
filed 1997-08-14
CIK 844843

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                    Form 10Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

COMMON STOCK OUTSTANDING AT July 31, 1997:  66,687,000 SHARES

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

      This report contains certain Aforward-looking@ statements. The Company desires to take advantage of the Asafe harbor@ provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all of such forward-looking statements. Examples of forward-looking statements contained herein include the Company=s projections with respect to:
(a) the commercial implementation of its US Network and the timing of the roll-out of its US Network and growth of its subscriber base; (b ) the Company=s future financial results, capital needs and sources of financing; (c ) the Company's prospects in foreign countries and (d ) the effect of certain legislation and governmental regulations on the Company. The Company=s ability to predict any such projected results or to predict the effect of any legislation or other pending events on the Company=s operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the specific factors discussed with such forward-looking statements and contained in the Company=s Annual Report on Form 10-K for the year ended December 31, 1996 as such factors in some cases have affected, and in the future (together with other factors) could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)


                                                        June 30,    December 31,
                                                          1997         1996
                                                        --------    ------------
       ASSETS
Current assets:
Cash and cash equivalents                              $  51,234      $ 103,605
Restricted cash                                            6,383          9,418
Accounts receivable, principally trade, net               17,346         15,435
Accounts receivable, related party                         4,109
Inventories, net                                          28,792         28,150
Prepaid expenses and other current assets                 23,777         23,384
                                                       ---------      ---------
  Total current assets                                   131,641        179,992

Investments in affiliates                                 38,370         36,972
Property, plant and equipment, net                       113,132         93,581
Intangible assets, net                                    93,504         91,508
Other assets, principally debt issuance costs             17,310         28,069
                                                       ---------      ---------
                                                       $ 393,957      $ 430,122
                                                       =========      =========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade                               $  16,657      $  20,587
Accrued expenses and other                                51,184         49,279
Notes payable, banks and other                             3,983          8,075
Current maturities, long-term debt                           329            261
                                                       ---------      ---------
  Total current liabilities                               72,153         78,202

Long-term debt                                           245,690        215,430
Other non current liabilities                                941          1,008
Minority interest                                            712            438

Redeemable preferred stock                                40,000         40,000

Commitments and contingent liabilities

Shareholders' equity:

  Preferred stocks, $.01 par value:                           11             11
  Common stock, $.01 par value:
       Authorized 135,000,000 shares, issued 66,321,000
       and 60,026,000 shares respectively, outstanding
       66,083,000 and 59,788,000 shares, respectively        663            600
  Capital in excess of par value                         448,390        429,483
  Foreign currency translation adjustment                 (2,305)           942
  Accumulated deficit                                   (410,912)      (334,606)
  Treasury stock, at cost (238,000 common shares)         (1,386)        (1,386)
                                                       ---------      ---------
                                                          34,461         95,044
                                                       ---------      ---------
                                                       $ 393,957      $ 430,122
                                                       =========      =========

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)

                                                  Three Months Ended              Six Months Ended
                                                       June 30,                       June 30,
                                             ---------------------------    ----------------------------
                                                1997            1996            1997            1996
                                                ----            ----            ----            ----
Revenues:
     Net product sales                      $     22,884    $     14,380    $     37,603    $     28,228
     Service income                                8,005           7,983          15,977          15,688
                                            ------------    ------------    ------------    ------------
Total revenues                                    30,889          22,363          53,580          43,916
                                            ------------    ------------    ------------    ------------
Costs and expenses:

     Cost of goods sold                           19,445          11,173          30,985          19,933
     Cost of services                              6,560           6,348          12,638          12,248
     Engineering and development                   9,011           8,305          17,073          16,286
     Marketing                                     9,310           8,965          17,160          15,893
     General and administrative                   11,628           7,025          20,373          15,985
     Depreciation                                  4,266           2,586           8,552           4,900
     Amortization of intangibles                   1,168           1,320           2,313           2,518
     Equity in losses of investees                 2,133             584           3,609           1,020
     Interest expense                              9,569           8,651          18,959          15,323
     Interest income                              (1,707)         (1,709)         (3,283)         (3,171)
     Other income, net                               (81)           (187)           (112)           (795)
                                            ------------    ------------    ------------    ------------
Total costs and expenses                          71,302          53,061         128,267         100,140
                                            ------------    ------------    ------------    ------------
Loss from operations before taxes

     on income and minority interest             (40,413)        (30,698)        (74,687)        (56,224)
Taxes on income                                     (525)           (580)         (1,345)         (1,380)
Minority interest                                   (135)              3            (274)           (103)
                                            ------------    ------------    ------------    ------------
Net loss                                         (41,073)        (31,275)        (76,306)        (57,707)
                                            ------------    ------------    ------------    ------------
Preferred dividends                               (6,373)         (1,428)        (10,702)         (2,706)
                                            ------------    ------------    ------------    ------------
Loss applicable to common stock             $    (47,446)   $    (32,703)   $    (87,008)   $    (60,413)
                                            ============    ============    ============    ============

Weighted average number of common shares

     outstanding                              62,798,000      57,756,000      61,527,000      57,064,000
                                            ============    ============    ============    ============
Per common share:
     Net loss applicable to common shares   $      (0.76)   $      (0.57)   $      (1.41)   $      (1.06)
                                            ============    ============    ============    ============

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     for the six months ended June 30, 1997
                                 (In Thousands)
                                   (Unaudited)

                                                                                    Foreign
                                                                      Capital in   Currency
                               Preferred  Stock    Common     Stock    Excess of  Translation  Accumulated   Treasury
                                Shares   Amount    Shares    Amount    Par Value  Adjustment     Deficit       Stock
                                ------   ------    ------    ------    ---------  -----------  -----------   --------
Balances, January 1, 1997        1,119     $11     60,026     $600     $429,483      $942      $(334,606)     $(1,386)

Issuance of common stock:
    Exercise of warrants and
      options                                         151        1         230
    Issuance of common stock
      for preferred dividends                       1,278       13       6,230

Issuance of common stock in
   connection with the
   acquisition of minority
   interest in GTIL                                    52        1         239

Issuance of common stock on
   conversion of preferred stock   --      --       4,814       48        (48)

Issuance of Series P Convertible
   Preferred Stock                                                      25,000

Deemed dividend/interest
   on convertible preferred stock
   and convertible debt                                                  3,954

Amendment to value of warrants
   issued with credit facility                                         (5,996)

Preferred dividends, including
   $1,908 in deemed dividends                                         (10,702)

Changes in currency                                                                 (3,247)

Net loss                                                                                          (76,306)
                                 -----     ---     ------     ----    --------     -------      ---------      -------
Balances, June 30, 1997          1,119     $11     66,321     $663    $448,390     $(2,305)     $(410,912)     $(1,386)
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

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                    (Note 1)

                                                             Six Months Ended
                                                                 June 30,
                                                            ------------------
                                                             1997       1996
                                                             ----        ----
Cash flows from operating activities:
  Net loss                                                 $(76,306)   $(57,707)
  Adjustments to reconcile net
    loss to net cash
    used in operating activities:
    Minority interest                                           274         103
    Depreciation and amortization                            11,980       7,513
    Provision for inventory reserve for the lower of
        cost or market                                          595
    Post acquisition adjustment for utilization
        of acquired net operating loss carry forward            119         875
    Non cash interest expense                                16,271      12,050
    Equity in net loss of investees                           3,609       1,020
    Non cash management consulting expense                                1,549
 Changes in operating assets and liabilities (net of
   effects from acquisitions):
    Increase in accounts receivable                          (6,020)     (1,471)
    Increase in inventories                                  (1,237)     (5,121)
    Increase in prepaid expenses and other assets            (4,435)     (3,228)
    Decrease in accounts payable and accrued
         expenses                                            (2,025)     14,088
    Other                                                      (925)        552
                                                           --------    --------
Net cash provided by operating activities                   (58,100)    (29,777)
                                                           --------    --------

Cash flows from investing activities:
  Acquisition of licenses                                      (695)       (400)
  Spectrum license deposit returned from FCC                              1,784
  Net decrease in temporary investments                                   7,945
  Acquisitions of property and equipment                    (27,698)    (25,966)
  Interest capitalized on construction in progress
       and pre-commercial spectrum licenses                  (4,474)     (1,807)
  Cash invested in unconsolidated subsidiaries, net          (3,830)       (350)
  Decrease in contract deposits - other current assets          496       1,046
  Decrease in restricted cash                                 3,035      20,394
Other                                                           274
                                                           --------    --------
Net cash (used in) provided by investing activities         (32,892)      2,646
                                                           --------    --------

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                             (Dollars in thousands)
                                   (Unaudited)
                                    (Note 1)

                                                              Six Months Ended
                                                                   June 30,
                                                             -------------------
                                                              1997        1996
                                                              ----        ----
Cash flows from financing activities:
    Net repayments under line-of-credit agreements           (4,092)      1,100
    Borrowings under credit facility                         20,000
    Proceeds from issuance of convertible
        notes                                                            75,000
    Proceeds from issuance of convertible preferred
      stock                                                  25,000      53,350
    Deferred financing costs                                             (2,213)
    Repayment of capital lease obligations                      (79)       (244)
    Repayments of debt                                                     (800)
    Exercise of warrants and options                            211       1,752
    Payment of preferred dividends                           (2,548)     (2,555)
    Financing costs                                                        (810)
    Other                                                       (59)       (333)
                                                          ---------   ---------

Net cash provided by financing activities                    38,433     124,247
                                                          ---------   ---------

Effect of exchange rate changes on cash                         188        (905)
                                                          ---------   ---------

(Decrease) increase in cash and cash equivalents            (52,371)     96,211
Cash and cash equivalents, beginning of period              103,605      61,428
                                                          ---------   ---------
Cash and cash equivalents, end of period                  $  51,234   $ 157,639
                                                          =========   =========

Supplemental schedule of non cash investing and financing activities:

   Management consulting fee paid in common stock                     $   1,549
   Issuance of shares in connection with debt conversion                 18,691
   Issuance of shares in connection with acquisition of
        SMR license                                                       2,000
   Acquisition of assets under capital lease              $   1,031
   Issuance of common stock for preferred dividends           6,243         151
   Deemed dividend on convertible preferred stock             1,908
   Issuance of common shares for the acquisition of
        minority interest in GTIL                               240

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIAIRES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

         The Company's existing cash resources as of June 30, 1997, expected cash flow from operations and the $30 million of funds raised in August 1997 through the sale of the Company's Series Q Convertible Preferred Stock (see Note 10) will be insufficient to fund the full implementation of the Company's current operating plan for the roll-out of the U.S. digital wireless network and international expansion. The Company is in the initial commercialization stages of its domestic networks and, as a result, has not yet generated positive cash flow. The Company is planning to raise additional capital during 1997 and 1998 to continue to finance its operating plans which include significantly increasing the number of subscribers on the U.S. Network, the roll-out of the U.S. Network infrastructure, as well as the related sales of its products. The Company is currently operating in nine markets and is in the process of constructing four additional markets. In order to ensure sufficient liquidity to operate throughout 1997, the Company does not intend to construct additional markets or to expand into new international digital wireless networks until such time that it obtains sufficient financing to do so. The Company anticipates that it will need to raise additional financing to operate through the second quarter of 1998. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms, or at all. The failure to obtain such financing will prevent the Company from executing its modified or original business plan. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or carrying amounts and classification of liabilities that might result should the Company be unable to raise additional capital to execute its business plan.

Note 2   Inventories, net

                                             June 30, 1997    December 31, 1996
                                             -------------    -----------------
           Raw materials                           $ 4,196              $ 3,760
           Work-in-process                           1,181                2,068
           Finished goods                           25,586               28,601
                                                    ------               ------
                                                    30,963               34,429
           Reserve for lower of cost
             or market                               2,171                6,279
                                                     -----                -----
                                                  $ 28,792             $ 28,150
                                                  ========             ========

         In January, 1997, the Company adjusted inventory standard costs to more accurately reflect the market value of their finished goods inventory.

Note 3   Investment in Affiliates

         In June 1997, the Company contributed approximately $4.7 million to Anam Telecommunications Co. Ltd. ("Anam Telecom"), the Company's joint venture in Korea, which represents the Company's portion of Anam Telecom's 1997 capital requirements. In March 1997, the Company contributed approximately $2.5 million to Terrafon, the Company's joint venture in Germany, which represents the Company's portion of the estimated 1997 operating budget. These investments are accounted for under the equity method of accounting.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4   Note Payable, Banks and Other:

         In January 1997, the Company's German subsidiary repaid its DM 5.0 million (approximately $3.3 million) line of credit with DM 5.0 million (approximately $3.3 million) restricted cash.

Note 5   Long-Term Debt

         In April 1997, the Company and S-C Rig Investments - III, L.P. ("S-C Rig"), a significant stockholder of the Company and an investment group affiliated with George Soros, modified the terms of the S-C Rig Credit Facility. Under the modified terms of the S-C Rig Credit Facility, all borrowings are required to be made within three years from the initial establishment of the credit facility. The borrowings will accrue interest at a rate of 8% per annum and will mature five years from the date of the final borrowing thereunder. Original terms of the S-C Rig Credit Facility were a 10% interest rate per annum and a four year term from the final borrowing which was required to be made within two years from the establishment of the facility. At June 30, 1997, there was $20 million outstanding under the $40.0 million SC-Rig Credit Facility.

         In connection with the modification to the S-C Rig Credit Facility, the Company lowered the exercise price of the warrants to purchase approximately 4.2 million shares of common stock (the "S-C Rig Warrants") from $9.50 to $6.00 per share and extended the warrant termination date from April 2001 to April 2003. The S-C Rig Warrants, which when issued were valued at $13.4 million and recorded in other assets, were revalued at $4.5 million due to the modification of the terms. The $6.0 million excess of the net book value of the S-C Rig Warrants over the new valuation was recorded by the Company as a decrease in additional paid in capital. S-C Rig Warrants are being amortized over the term of the underlying credit facility, approximately five years.

         Additionally, in connection with the drawdown of $20.0 million under the S-C Rig Credit Facility, a proportionate amount of the remaining valuation of the S-C Rig Warrants was transferred to long-term debt and is reflected as a discount on the issuance of the loans made under the facility.

Note 6   Preferred Stock:

         During the second quarter of 1997, 271 and 100 shares, including accrued dividends through the date of conversion, of the Company's Series O Convertible Preferred Stock ("Series O Stock") and Series P Convertible Preferred Stock ("Series P Stock"), respectively were converted into approximately 3,546,000 shares and 1,386,000 shares of the Company's common stock, respectively.

         Pursuant to an agreement between the Company and the holders (the "Series O Holders") of the Company's Series O Stock, the Series O Holders were only permitted to convert 20% of the shares of Series O Stock held by them prior to July 1, 1997. Due to relatively favorable market conditions for the Company and in exchange for an agreement by the Series O Holders to convert additional shares of Series O Stock prior to July 1, 1997 at a higher conversion price than would otherwise have been in effect, on July 1, 1997, the Company permitted the Series O Holders to convert additional shares of Series O Stock. As a result, as of June 30, 1997 an aggregate of 271 shares of Series O Stock were converted into Common Stock, representing 27% of the 1,000 shares of Series O Stock initially issued on December 31, 1996.

         The terms of the Company's Series O Stock and Series P Stock allow the Company to institute a Conversion Restriction period of 60 days if the trading price of the Company's common stock is less than $6.00 per share for five consecutive trading days. In April 1997, the Company elected to institute such Conversion Restriction Period. During the Conversion Restriction Period, the aggregate amount which can be converted by all holders of Series O Stock and Series P Stock is $50,000 per day. The 60 day period expired in June 1997.

         In January 1997, the Company sold 500 shares of its Series P Stock to a group of investors affiliated with George Soros for an aggregate purchase price of $25 million. The Series P Stock pays dividends in either shares of the Company's Common Stock or cash at a rate of 10% per annum (12% per annum after a dividend payment failure) at the option of the Company. Additionally, commencing April 1, 1997, each share of Series P Stock is convertible by the holder into the number of shares of the Company's Common Stock as obtained by dividing the $50,000 stated value per share plus any accrued or unpaid dividends at the date of conversion, by the lowest daily volume weighted

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         average price of the Company's Common Stock during the four trading days immediately preceding conversion multiplied by the conversion factor (the conversion factor begins at 100% and becomes 95%, 90% and 88% on June 29, 1997, December 31, 1997, and June 29, 1998,
         respectively). However, the holder can only convert up to a maximum of 20% prior to June 30, 1997, an additional 30% prior to December 31, 1997 an additional 30% prior to June 29, 1998 and the remainder thereafter. In connection with this transaction, the Company issued warrants to purchase 850,000 shares of the Company's Common Stock at $9.2625 per share (subject to adjustment in certain circumstances). The warrants are exercisable at any time, and from time to time, before June 30, 2000.

         Pursuant to a registration rights agreement, in February 1997, the Company filed a registration statement under the Securities Act of 1933, as amended, with regard to the resale of shares of Common Stock issuable (i ) for dividends; (ii) upon conversion of Series P Stock; and, (iii) upon the exercise of the warrants.

Note 7   Deemed Dividends and Interest

         The staff of the Securities and Exchange Commission recently clarified their position on accounting for convertible preferred stock and convertible debt which contains a conversion feature with a stated discount to the market price of the Company's common stock at the time of conversion. With respect to convertible preferred stock, solely for purposes of calculating earnings per share, the stated discount is amortized over the period from the date of issuance until the holder is permitted to convert and thus reduces the amount of income available to common stockholders. During the three months and six months ended June 30, 1997, the Company recognized approximately $0.9 million and $1.9 million, respectively, as a deemed dividend on Series O Stock and Series P Stock which resulted in a $0.02 and $0.03 increase in net loss applicable to common shares for the respective periods. With respect to convertible debt, the stated discount is amortized over the period from the date of issuance until the holder is permitted to convert, as additional non-cash interest expense. The Company recognized approximately $1.0 million and $2.0 million in deemed interest on its $24.5 million convertible note with Hughes Network Systems, Inc. during the three and six months ended June 30, 1997.

Note 8   Commitments and Contingent Liabilities:

         FCC Waiver

         In June of 1993, the Company was granted a four-year waiver ("Waiver") of the FCC's construction and loading rules which permitted the Company to construct and activate certain systems on a delayed schedule. Prior to the FCC's 900 MHz spectrum auctions, the Waiver protected the Company's designated frequency area ("DFA") licenses from revocation for lack of construction. Following the FCC's 1996 900MHz spectrum auctions, however, the Waiver became obsolete. Specifically under the terms of the major trading area ("MTA") licenses the Company acquired during the auctions, the construction requirements will be satisfied if one-third of the market's population is served within three years of the date of the grant, August 12, 1999 and two-thirds of the population are served within five years of the grant, August 12, 2001. The Company's DFA licenses acquired prior to the auctions can be combined with the Company's MTA licenses so that together, they are regulated as a single MTA license with the automatic delayed construction requirements.

         Litigation

         In June 1994, the Company filed a lawsuit against Harris Adacom Corporation B.V. (AHarris@), a Dutch Corporation, to enforce the Company=s right to repayment of a $3.5 million loan made to Harris in January 1994. In or about May 1994, creditors placed Harris into bankruptcy. In response to the Company's lawsuit, Harris and its subsidiaries filed a lawsuit against the Company in the courts of the State of Israel, requesting a declaratory judgment that the Company entered into a binding agreement for the purchase by the Company of a significant interest in certain wireless communication business assets owned by Adacom Technologies Ltd., (AATL@), an affiliate of Harris and an Israeli publicly traded company, and subsequently breached such agreement. In July 1997, the plaintiffs filed a motion with the court seeking to amend the Statement of Claim to assert a claim for monetary damages of approximately $27 million arising out of the same transaction. In addition, the plaintiffs are seeking to add Yaron
         Eitan, the Company's Chairman of the Board, and Yoram Bibring, President and CEO of Geotek International Networks, Inc. as party defendants. The plaintiffs' motion to amend requires approval of the court. Based upon independent analysis and the advice of counsel, the Company believes that none of plaintiffs' claims, which they seek to amend in their motion to amend, have any merit

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         and the Company intends to vigorously oppose the motion to amend. Based upon independent analysis and the advice of counsel, the Company believes none of plaintiffs' claims in this action have any merit and are only an attempt to delay efforts to collect Harris's debt to the Company. The Company intends to defend this action vigorously. However, the results of litigation are inherently uncertain. If Plaintiffs prevail in this action, it could have a material adverse effect on the financial position of the Company.

         The Company is subject to other various legal proceedings arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, as would not have a significant adverse effect on the financial position, results of operations or cash flows of the Company.

Note 9   Certain Related Party Transactions:

         The Company incurred expenses of $75,000 and $150,000 in each of the three and six month periods ended June 30, 1997 and 1996, respectively, pursuant to its consulting agreement with a company affiliated with George Soros. Entities affiliated with George Soros also hold the Company's Series H Redeemable Preferred Shares, Series I Convertible Preferred Shares, $5.0 million of the Company's Series N Convertible Preferred Stock, Series P Stock, 10% of the Company's Senior Secured Discount Notes due 2005, and $40.0 million senior unsecured Credit
         Facility  ("S-C Rig  Credit  Facility").  As  discussed  in Note 6, 100 shares of the Company's Series P Stock were converted into 1,386,000 shares of the Company's Common Stock during the quarter ended June 30, 1997.

         Geotek Technologies Israel Ltd. ("GTI-Israel") has entered into a subcontractor agreement with Rafael, a shareholder of the Company, under which Rafael will partake in the enhancement and continued development of the Company's digital wireless communications system. Engineering and development expense for the three and six months ended June 30, 1997, includes approximately $0.6 and $1.7 million, respectively, for activities performed by Rafael under this agreement. For the three and six month periods ended June 30, 1996, engineering and development performed by Rafael was $1.9 million and $2.9 million, respectively. GTI-Israel has also entered into agreements with Rafael under which Rafael will manufacture the infrastructure equipment to be used by the Company in its US network and to be sold to third parties. Through June 30, 1997, the Company had placed firm orders for equipment totaling $59.1 million of which $44.7 million has been paid to Rafael to date.

         During the three and six months ended June 30, 1997, the Company, after the elimination of inter-company revenues recognized approximately $6.7 million on its sale of digital wireless infrastructure equipment to Anam Telecom, the Company's joint venture in Korea. At June 30, 1997, the Company had an accounts receivable from Anam Telecom of approximately $4.1 million.

Note 10  Subsequent Events:

         In August 1997, the Company sold 600 shares of its Series Q Convertible Preferred Stock ("Series Q Stock") for an aggregate purchase price of $30 million. The Series Q Stock pays dividends in either shares of the Company's Common Stock or cash at a rate of 10% per annum (12% per annum after a dividend payment failure) at the option of the Company. Additionally, commencing October 10, 1997, each share of Series Q Stock is convertible by the holder into the number of shares of the Company's Common Stock as obtained by dividing the $50,000 stated value per share plus any accrued or unpaid dividends at the date of conversion, by the lowest daily volume weighted average price of the Company's Common Stock during the four trading days immediately preceding conversion multiplied by the conversion factor (the conversion factor begins at 100% and becomes 95%, and 90% on January 1, 1998 and April 1, 1998, respectively). However, the holder can only convert up to a maximum of 25% prior to January 1, 1998, an additional 25% prior to March 31, 1998, an additional 30% prior to June 30, 1998 and the remainder thereafter. Beginning in August, 1997, the Company will recognize deemed dividends resulting from the stated discount on conversion of Series Q stock (see Note 7 for Deemed Dividends on Preferred Stock). In connection with this transaction, the Company issued warrants to purchase 1,800,000 shares of the Company's Common Stock at $8.00 per share (subject to adjustment in certain circumstances). The warrants are exercisable at any time, and from time to time, before February 10, 2001.

         In July 1997, Industry Canada, the Canadian regulatory agency responsible for spectrum allocation, affirmed its 1996 authorization of 900 MHz licenses to Geotek Communications Canada Inc. ("Geotek Canada") in the provinces of Ontario, Quebec and British Columbia. Geotek Canada, the license holder, is a wholly-owned subsidiary of GeoNet Communications Canada Inc. ("GeoNet Canada") which the Company formed in July 1997 with two Canadian partners. The Company invested $2 million in GeoNet Canada and two Canadian partners invested $1 million each, for a total initial investment of $4 million. The Company received a 50% equity interest and has the maximum

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         allowable voting interest in accordance with Canadian foreign ownership regulations. Additionally, the Company deposited $2.3 million in a restricted cash account as collateral for the co-investor's investment. The deposit is refundable within 180 days upon the registration of additional shares of the Company's Common Stock. The Company and its partners are currently negotiating a series of agreements, which will include future financing commitments for GeoNet Canada and is subject to, among other things, the parties' agreement on the business plan, build-out and marketing strategies, FHMA(R) equipment supply agreements, board of directors approvals and the completion of satisfactory due diligence by all parties. The parties also reserve the right to withdraw from the joint venture, should they be unable to execute these agreements.

Note 11 Condensed Consolidating Financial Information For Guarantors (AGuarantor Information@):

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

         Notes to Guarantor Information:

         Basis of Presentation - To conform with the terms and conditions of the Discount Notes, the condensed consolidating financial information of the Guarantor Subsidiaries is presented on the following basis:

         (1)  Geotek Communications,       -Investments      in     consolidated
              Inc.(Parent Company)         subsidiaries are accounted for by the
                                           Parent  Company on the cost basis for
                                           purposes     of     the     Guarantor
                                           Information.   Operating  results  of
                                           Subsidiaries    are   therefore   not
                                           reflected in the Parent's  investment
                                           accounts or earnings.

         (2)  Guarantor Subsidiaries       -For   purposes   of  the   Guarantor
                                           Information,  Guarantor  Subsidiaries
                                           includes     all    U.S.     wireless
                                           subsidiaries of  PowerSpectrum,  Inc.
                                           (APSI@)    combined    with    Geotek
                                           Financing Corporation, Geotek License
                                           Holding Inc., MetroNet Systems,  Inc.
                                           and ANSA  Communications,  Inc., both
                                           direct wholly owned  subsidiaries  of
                                           the Parent  Company.  For purposes of
                                           the Guarantor  Information,  PSI does
                                           not    contain    the    consolidated
                                           financial  statements of GTI -Israel,
                                           formerly  PST, a  subsidiary  of PSI,
                                           since GTI  -Israel is not a Guarantor
                                           Subsidiary.    Such   statements   of
                                           GTI-Israel    are    included    with
                                           Non-Guarantor Subsidiaries.

           (3)  Non-Guarantor Subsidiaries -This    includes    the    Company's
                                           subsidiaries  that are not  Guarantor
                                           Subsidiaries,   principally  National
                                           Band    Three    Ltd.    and    Bogen
                                           Communications International, Inc.

           (4)  Reclassifications and
                Eliminations               -Certain  reclassifications were made
                                           to  conform  all  of  the   Guarantor
                                           Information    to    the    financial
                                           presentation    of   the    Company's
                                           consolidated   financial  statements.
                                           The  principal   elimination  entries
                                           eliminate investments in subsidiaries
                                           and    intercompany    balances   and
                                           transactions.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      Note 11 Condensed Consolidating Financial Information For Guarantors
                      ("Guarantor Information"): continued
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               As of June 30, 1997
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                                                         Geotek
                                          Geotek           Guarantor         Non-Guarantor     Reclassifications        Comm,Inc.
                                         Comm,Inc.       Subsidiaries        Subsidiaries       & Eliminations       & Subsidiaries
                                      -------------      ------------       --------------    ------------------      --------------
ASSETS                                     (1)                (2)                 (3)                 (4)
CURRENT ASSETS
Cash and cash equivalents                $42,075               $531               $8,628                                   $51,234
Restricted cash                            6,383                                                                             6,383
Accounts receivable, net                                      1,709               15,637                                    17,346
Accounts receivable, related party                                                 5,272             ($1,163)                4,109
Inventories                                                  14,429               14,335                                    28,792
Prepaid expenses and other assets          1,354             14,131                8,292                                    23,777
                                        --------           --------             --------           ---------              --------
Total current assets                      49,812             30,800               52,164              (1,163)              131,641
                                        --------           --------             --------           ---------              --------
Inter-company account                    396,543             80,392                   87            (477,022)
Investments in affiliates                 17,989                                  20,312                  69                38,370
Property, plant and equipment, net         2,946             92,408               31,147             (13,369)              113,132
Intangible assets, net                    12,346             68,649               12,509                                    93,504
Other assets                              16,051                318                2,905              (1,964)               17,310
Investments in subsidiaries, at cost      90,683                                                     (90,683)
                                        --------           --------             --------           ---------              --------
Total Assets                            $586,370           $272,567             $119,152           ($584,132)             $393,957
                                        ========           ========             ========           =========              ========

LIABILITIES & SHAREHOLDERS' EQUITY

Current  liabilities
Accounts payable - trade                    $352             $6,941               $9,364                                  $ 16,657
Accrued expenses and other                 5,129              7,075               38,980                                    51,184
Notes payable, banks and other                                                     4,483               $(500)                3,983
Current maturities, long-term debt           165                119                   45                                       329
                                        --------           --------             --------           ---------              --------
Total current liabilities                  5,646             14,135               52,872                (500)               72,153
                                        --------           --------             --------           ---------              --------
Long-term debt                           217,399             24,500                5,365              (1,574)              245,690
Intercompany accounts                                       393,007               83,815            (477,022)
Other non current liabilities                                                      2,405              (1,464)                  941
Minority interest                                                                    712                                       712

Redeemable preferred stock                40,000                                                                            40,000

Shareholders' equity:
Preferred stocks, $.01 par value              11                                                                                11
Common stock, $.01 par value:                663                                                                               663
Capital in excess of par value           422,252             40,621               74,627             (89,110)              448,390
Foreign currency translation
    adjustment                                                                    (2,305)                                   (2,305)
Accumulated deficit                      (98,215)          (199,696)             (98,539)            (14,462)             (410,912)
Treasury stock, at cost                   (1,386)                                                                           (1,386)
                                        --------           --------             --------           ---------              --------
                                         323,325           (159,075)             (26,217)           (103,572)               34,461
                                        --------           --------             --------           ---------              --------
                                        $586,370           $272,567             $119,152           $(584,132)             $393,957
                                        ========          =========             ========           =========              ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Note 11. Condensed Consolidating Financial Information For Guarantors
                      ("Guarantor Information"): continued
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             As of December 31, 1996
                (Dollars in thousands, except per share amounts)

                                                                                                                         Geotek
                                          Geotek           Guarantor         Non-Guarantor     Reclassifications        Comm,Inc.
                                         Comm,Inc.       Subsidiaries        Subsidiaries       & Eliminations       & Subsidiaries
                                      -------------      ------------       --------------    ------------------      --------------
ASSETS                                     (1)                                    (2)                  (3)                 (4)
CURRENT ASSETS:
Cash and cash equivalents                $94,218              $364              $9,023                                   $103,605
Restricted cash                            7,794                                 1,624                                      9,418
Accounts receivables trade, net                                620              14,815                                     15,435
Inventories, net                                            15,915              12,235                                     28,150
Prepaid expenses and other assets          4,514            12,093               6,777                                     23,384
                                        --------          --------            --------             ---------             --------
Total current assets                     106,526            28,992              44,474                                    179,992
                                        --------          --------            --------             ---------             --------
Inter-company account                    307,673            76,303                                 ($383,976)
Investments in affiliates                 11,954                                25,181                  (163)              36,972
Property, plant and equipment, net         1,155            70,297              32,753               (10,624)              93,581
Intangible assets, net                    12,492            66,064              12,952                                     91,508
Other assets                              29,363               217                 403                (1,914)              28,069
Investments in Subsidiaries, at cost      89,921                                                     (89,921)
                                        --------          --------            --------             ---------             --------
                                        $559,084          $241,873            $115,763             ($486,598)            $430,122
                                        ========          ========            ========             =========             ========

LIABILITIES & SHAREHOLDERS' EQUITY

Current  liabilities:
Accounts payable - trade                    $762            $6,993             $12,832                                    $20,587
Accrued expenses and other                 6,546            11,319              31,414                                     49,279
Notes payable, banks and other                                                   8,575                 $(500)               8,075
Current maturities, long-term debt           101               155                   5                                        261
                                        --------          --------            --------             ---------             --------
Total current liabilities                  7,409            18,467              52,826                  (500)              78,202
                                        --------          --------            --------             ---------             --------
Inter-company account                                      316,716              67,260              (383,976)
Long-term debt                           186,823            24,500               5,681                (1,574)             215,430
Other non-current liabilities                                                    2,422                (1,414)               1,008
Minority interest                                                                  438                                        438

Redeemable preferred stock                40,000                                                                           40,000

Shareholders' equity:
Preferred stocks, $.01 par value              11                                                                               11
Common stock, $.01 par value                 600                                                                              600
Capital in excess of par value           403,103            40,621              74,106               (88,347)             429,483
Foreign currency translation
   adjustment                                                                      942                                        942
Accumulated deficit                      (77,476)         (158,431)            (87,912)              (10,787)            (334,606)
Treasury stock, at cost                   (1,386)                                                                          (1,386)
                                        --------          --------            --------             ---------             --------
                                         324,852          (117,810)            (12,864)              (99,134)              95,044
                                        --------          --------            --------             ---------             --------
                                        $559,084          $241,873            $115,763             ($486,598)            $430,122
                                        ========          ========            ========             ==========            ========

                                       14

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      Note 11 Condensed Consolidating Financial Information for Guarantors
                      ("Guarantor Information"): continued
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 1997
                             (Dollars in thousands)
                                    Unaudited

                                                                                                                         Geotek
                                          Geotek           Guarantor         Non-Guarantor     Reclassifications        Comm,Inc.
                                         Comm,Inc.       Subsidiaries        Subsidiaries       & Eliminations       & Subsidiaries
                                      -------------      ------------       --------------    ------------------      --------------
                                            (1)              (2)                  (3)                 (4)
REVENUES
       Net product sales                                  $  1,784            $ 52,819              ($17,000)            $ 37,603
       Service income                                          202              15,846                   (71)              15,977
                                                          --------            --------             ---------             --------
Total revenues                                               1,986              68,665               (17,071)              53,580
                                                          --------            --------             ---------             --------

Costs and expenses:
    Cost of goods sold                                      10,726              33,338               (13,079)              30,985
    Cost of services                                         7,860               5,273                  (495)              12,638
    Engineering and development                              3,315              13,489                   270               17,073
    Marketing                               $150             8,853               8,156                                     17,160
    General and administrative             4,357             5,602              10,414                                     20,373
    Depreciation                             119             5,447               3,511                  (525)               8,552
    Amortization of intangibles            1,037               400                 876                                      2,313
    Equity in losses of investees          1,020                                 2,589                                      3,609
    Interest expense                      16,452             1,474               1,339                  (306)              18,959
    Interest income                       (2,311)                               (1,278)                  306               (3,283)
    Other income                             (85)             (426)                (34)                  433                 (112)
                                        --------          --------            --------             ---------             --------
Total Costs and expenses                  20,739            43,251              77,673               (13,396)             128,267
                                        --------          --------            --------             ---------             --------
Loss from operations before
       taxes on income and
       minority interest                 (20,739)          (41,265)             (9,008)               (3,675)            (74,687)
Taxes on income                                                                 (1,345)                                   (1,345)
Minority interest                                                                 (274)                                     (274)
                                        --------          --------            --------             ---------            --------
Net loss                                ($20,739)         ($41,265)           ($10,627)              ($3,675)           ($76,306)
                                        ========          ========            ========             =========            ========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      Note 11 Condensed Consolidating Financial Information for Guarantors
                      ("Guarantor Information"): continued
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 1996
                             (Dollars in thousands)
                                    Unaudited

                                                                                                                         Geotek
                                          Geotek           Guarantor         Non-Guarantor     Reclassifications        Comm,Inc.
                                         Comm,Inc.       Subsidiaries        Subsidiaries       & Eliminations       & Subsidiaries
                                      -------------      ------------       --------------    ------------------      --------------
                                            (1)              (2)                  (3)                 (4)
REVENUES
    Net sales                                                 $220             $47,259              ($19,251)            $28,228
    Service income                                              88              15,600                                    15,688
                                                          --------            --------             ---------            --------
Total revenues                                                 308              62,859               (19,251)             43,916
                                                          --------            --------             ---------            --------
Costs and expenses:
Cost of goods sold                                           3,082              30,620               (13,769)             19,933
Cost of services                                             5,778               6,549                   (81)             12,246
Engineering and development                                  5,502              10,797                   (12)             16,287
Marketing                                   $150             7,369               8,374                                    15,893
General and administrative                 5,420             3,280               7,287                                    15,987
Depreciation                                  23             1,209               3,801                  (133)              4,900
Amortization of intangibles                  966               578                 974                                     2,518
Equity in losses of investees              1,020                                                                           1,020
Interest expense                          14,464                58               1,329                  (528)             15,323
Interest income                           (3,195)             (162)               (342)                  528              (3,171)
Other income                                 (78)             (589)               (206)                   78                (795)
                                        --------          --------            --------             ---------            --------
Total Costs and expenses                  18,770            26,105              69,182               (13,917)            100,140
                                        --------          --------            --------             ---------            --------
Loss from operations before
   taxes on income and
   minority interest                     (18,770)          (25,797)             (6,323)               (5,334)            (56,224)
Taxes on income                                                                 (1,380)                                   (1,380)
Minority interest                                                                 (103)                                     (103)
                                        --------          --------            --------             ---------            --------
Net loss                                ($18,770)         ($25,797)            ($7,806)              ($5,334)           ($57,707)
                                        ========          ========            ========             =========            ========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      Note 11 Condensed Consolidating Financial Information For Guarantors
                      ("Guarantor Information"): continued
                    CONDENSED CONSOLIDATING STATEMENT OF CASH
                  FLOWS For the Six Months Ended June 30, 1997
                             (Dollars in thousands)
                                    Unaudited

                                                                                                                         Geotek
                                          Geotek           Guarantor         Non-Guarantor     Reclassifications        Comm,Inc.
                                         Comm,Inc.       Subsidiaries        Subsidiaries       & Eliminations       & Subsidiaries
                                      -------------      ------------       --------------    ------------------      --------------
                                           (1)               (2)                  (3)                 (4)
Cash Flows From Operating
    Activities:
Net loss                                ($20,739)         ($41,265)           ($10,627)              ($3,675)           ($76,306)
    Adjustments to reconcile
       net loss to net cash used
       in operating activities:
       Minority interest                                                           274                                       274
       Depreciation & amortization         1,157             6,605               4,403                  (185)             11,980
       Equity in losses of investees       1,020                                 2,589                                     3,609
       Provision for inventory
         reserve for the lower of
         cost or market                                      1,225                (630)                                      595
       Post acquisition adjustment
         for utilization of acquired
         net operating loss carry
         forwards                                                                  119                                       119
       Non cash interest expense          14,229             2,042                                                        16,271
    Changes in operating assets
       & liabilities:
       Accounts receivable                                  (1,089)             (6,094)                1,163              (6,020)
       Inventories                                             261              (1,498)                                   (1,237)
       Prepaid expenses and other
         assets                             (340)           (2,012)             (2,083)                                   (4,435)
       Accounts payable & accrued
         expenses                         (1,827)           (4,296)              4,098                                    (2,025)
       Other                                  20               100              (1,045)                                     (925)
                                        --------          --------            --------             ---------            --------
       Net cash used in operating
         activities                       (6,480)          (38,429)            (10,494)               (2,697)            (58,100)
                                        --------          --------            --------             ---------            --------
Cash flows from investing activities:
    Acquisition of licenses                                   (695)                                                         (695)
    Acquisitions of property
       & equipment                          (880)          (26,081)             (4,007)                3,270             (27,698)
    Decrease in contract deposits                                                  496                                       496
    Interest capitalized on
       construction in progress
       and precommercial specturm
       licenses                             (720)           (3,754)                                                       (4,474)
    Cash invested in unconsolidated
       subsidiaries, net                  (1,246)                               (2,584)                                   (3,830)
    Decrease in restricted cash            1,411                                 1,624                                     3,035
    Other                                                      274                                                           274
                                        --------          --------            --------             ---------            --------
Net cash (used in) provided by
    investing activities                  (1,435)          (30,256)             (4,471)                3,270             (32,892)
                                        --------          --------            --------             ---------            --------
Cash flows from financing activities:
    Net borrowings under line of
       credit agreements                                                        (4,092)                                   (4,092)
    Borrowings under credit facility      20,000                                                                          20,000
    Proceeds from issuance of
       convertible preferred stock        25,000                                                                          25,000
    Repayment of capital lease
       obligation                            (79)                                                                            (79)
    Proceeds from exercise of
       warrants & options                    211                                                                             211
    Payment of preferred dividends        (2,548)                                                                         (2,548)
    Capital contributed from parent      (86,833)           68,945              18,461                  (573)
    Other                                                                          (59)                                      (59)
                                        --------          --------            --------             ---------            --------
    Net cash (used in) provided by
       financing activities              (44,249)           68,945              14,310                  (573)             38,433
                                        --------          --------            --------             ---------            --------
Effect of exchange rate changes
    on cash                                                                        188                                       188
(Decrease) increase in cash & cash
    equivalents                          (52,143)              167                (395)                                  (52,371)
Cash & cash equivalents, beginning
    of period                             94,218               364               9,023                                   103,605
                                        --------          --------            --------             ---------            --------
Cash & cash equivalents, end
    of period                            $42,075              $531              $8,628                                   $51,234
                                        ========          ========            ========             =========            ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      Note 11 Condensed Consolidating Financial Information For Guarantors
                      ("Guarantor Information"): continued
                    CONDENSED CONSOLIDATING STATEMENT OF CASH
                  FLOWS For the Six Months Ended June 30, 1996
                             (Dollars in thousands)
                                    Unaudited

                                                                                                                         Geotek
                                          Geotek           Guarantor         Non-Guarantor     Reclassifications        Comm,Inc.
                                         Comm,Inc.       Subsidiaries        Subsidiaries       & Eliminations       & Subsidiaries
                                      -------------      ------------       --------------    ------------------      --------------
                                           (1)               (2)                  (3)                 (4)
Cash Flows From Operating Activities:
    Net loss                            ($18,770)         ($25,797)            ($7,806)               ($5,334)          ($57,707)
    Adjustment to reconcile net
       loss to net cash used in
       operating activities:
       Minority interest                                                           103                                       103
       Depreciation & amortization           988             1,788               4,870                   (133)             7,513
       Equity in net loss of
          investees                        1,020                                                                           1,020
       Non cash management
          consulting expense                                 1,549                                                         1,549
       Post acquisition adjustment for
          utilization of acquired net
          operating loss carry forward                                             875                                       875
       Non cash interest expense          12,050                                                                          12,050
       Changes in operating assets and
          liabilities:
       Accounts receivable                                    (106)             (1,365)                                   (1,471)
       Inventories                                          (3,391)             (1,730)                                   (5,121)
       Prepaid expenses                       37            (1,003)             (2,262)                                   (3,228)
       Accounts payable & accrued
          expenses                         4,908             1,530               7,650                                    14,088
       Other                                  50                                   502                                       552
                                        --------          --------            --------             ---------            --------
       Net cash provided by (used in)
          operating activities               283           (25,430)                837                (5,467)            (29,777)
                                        --------          --------            --------             ---------            --------
Cash flows from investing activities:
    Net decrease in temporary
       investments                         7,945                                                                           7,945
    Acquisition of spectrum licenses                          (400)                                                         (400)
    Spectrum license deposit return                          1,784                                                         1,784
    Acquisitions of property
       & equipment                          (104)          (24,535)             (6,661)                 5,334            (25,966)
    Cash invested in unconsolidated
       subsidiaries                         (350)                                                                           (350)
    Interest capitalized on
       construction in progress
       and precommercial spectrum
       licenses                                             (1,807)                                                       (1,807)
    Decrease contract deposits - other
       current assets                                                            1,046                                     1,046
    Decrease in restricted cash           20,394                                                                          20,394
                                        --------          --------            --------             ---------            --------
    Net cash provided by (used in)
       investing activities               27,885           (24,958)             (5,615)                5,334               2,646
                                        --------          --------            --------             ---------            --------
Cash flows from financing activities:
   Net borrowings under
      line of credit agreements                                                  1,100                                     1,100
   Proceeds from issuance of
      convertible notes                   75,000                                                                          75,000
   Deferred financing costs               (2,213)                                                                         (2,213)
   Net proceeds from issuance of
      Preferred stock                     53,350                                                                          53,350
   Repayments of debt                                         (605)               (195)                                     (800)
   Repayment of capital lease
      obligations                            (30)                                 (214)                                     (244)
   Exercise of warrants & options          1,752                                                                           1,752
   Payment of preferred dividends         (2,555)                                                                         (2,555)
   Financing costs                          (810)                                                                           (810)
   Other                                                                          (333)                                     (333)
   Capital contributed from parent       (52,894)           50,833               1,928                   133
                                        --------          --------            --------             ---------            --------
   Net cash provided by financing
       activities71,600                   50,228             2,286                 133               124,247
                                        --------          --------            --------             ---------            --------
Effect of exchange rate changes
    on cash                                                                       (905)                                     (905)
Increase (decrease) in cash & cash
    equivalents                           99,768              (160)             (3,397)                                   96,211
Cash & cash equivalents, beginning
    of period                             53,128               522               7,778                                    61,428
                                        --------          --------            --------             ---------            --------
Cash & cash equivalents, end
    of period                           $152,896              $362              $4,381                 --               $157,639
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

Results of Operations

General

     The Company has devoted and expects to continue to devote substantial financial and management resources to the development and deployment of a low cost, high quality integrated digital voice and data wireless communications network in the United States ("U.S. Network"). The Company, through its subsidiaries and joint ventures, intends to deploy similar networks internationally. Although Management believes these activities will have a positive effect on the Company's results of operations in the long term, it is expected to have a substantial negative effect on the Company's results of operations and financial position in the short term. The Company expects to incur substantial losses and have negative cash flow from operations for the foreseeable future, attributable primarily to the operating, sales, marketing, general and administrative expenses relating to the roll-out of the U.S. Network as well as to a high investment in engineering and development related to its wireless communications activities. The Company may also continue to expend significant resources in pursuit of international opportunities. There can be no assurance that the Company will operate at profitable levels, have positive cash flow from operations, or continue to obtain financing to continue to implement its operating plan.

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

     The Company is in the process of rolling out its U.S. Network. The Company started providing commercial services in Philadelphia, Washington DC, Baltimore, New York, Boston, Miami, Dallas, and Orlando during 1996 and Tampa in 1997. The Company is currently constructing four additional markets. The Company's success in raising additional capital will dictate its ability to enter into additional markets beyond these thirteen as contemplated by the Company's roll-out plan.

     In July 1997, Industry Canada, the Canadian regulatory agency responsible for spectrum allocation, affirmed its 1996 authorization of 900 MHz licenses to Geotek Communications Canada Inc. ("Geotek Canada") in the provinces of Ontario, Quebec and British Columbia. Geotek Canada, the license holder, is a wholly-owned subsidiary of GeoNet Communications Canada Inc. ("GeoNet Canada") which the Company formed in July 1997 with two Canadian partners. The Company invested $2 million in GeoNet Canada and two Canadian partners invested $1 million each, for a total initial investment of $4 million. The Company received a 50% equity interest and has the maximum allowable voting interest in accordance with Canadian foreign ownership regulations. The Company and its partners are currently negotiating a series of agreements, which will include future financing commitments for GeoNet Canada and is subject to, among other things, the parties' agreement on the business plan, build-out and marketing strategies, FHMA(R) equipment supply agreements, board of directors approvals and the completion of satisfactory due diligence by all parties. The parties also reserve the right to withdraw from the venture, should they be unable to execute these agreements. The development and deployment of a FHMA(R) based digital system in Canada will be subject to the same risks attendent to the development and deployment of the Company's digital wireless system in the United States.

     The Company's 50/50 joint venture in Germany, which was established in December 1996 through a merger of the Company's German networks and RWE Telliance A.G. ("RWE") mobile radio network, provides analog radio service to approximately 38,500 subscribers.

     Additionally, the Company holds a 21% interest in Anam Telecommunications, Inc. ("Anam Telecom"), a holder of a nationwide trunked radio system license in Korea. The license covers a geographic area with a population of approximately 45 million people and is based on the implementation of the Company's FHMA(R) system on an 800 MHz frequency. The Company's FHMA(R) system operates in the 900 MHz frequency band in the United States. The deployment of a FHMA(R) based digital system in Korea will be subject to the same risks attendent to the deployment of the Company's digital wireless system in the United States.

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

     The Corporate Group includes the Company's Corporate headquarters and the Geotest, Inc. subsidiary, which in accordance with a December 1996 definitive agreement, the Company sold in 1996.

Summary of Operations

     The summary of operations provides an analysis of the three and six months ended June 30, 1997 compared to the same periods in 1996. For purposes of this discussion, year to date represents the six month period ended June 30.

Consolidated

     Consolidated revenues increased by 39% for the three months ended June 30, 1997 and by 22% year to date 1997 over the same period of 1996 principally due to GTI commencing shipments of digital wireless infrastructure equipment to Korea, and subscriber growth on the U.S. Network and the NB3 network in the United Kingdom, offset by the deconsolidation of the Company's German Networks in December 1996.

     Consolidated operating expenses increased by 34% in the second quarter of 1997 and by 23% year to date 1997 compared to 1996, due primarily to increased product costs due to commencing shipment of digital wireless infrastructure equipment to Korea, increased general and administrative expenses for GTI and the U.S. Network to support the growth and sales of these entities, and sales and administrative expenses for NB3 related to activities associated with the planning for a digital wireless system in the United Kingdom.

     Consolidated losses increased by $9.8 million to $41.1 million during the second quarter of 1997 and by $18.6 million to $76.3 million year to date 1997, principally due to increased interest expense due to the accretion of the Company's 15% Senior Secured Discount Notes, the March 1996 issuance of the 12% Senior Subordinated Convertible Notes ("Convertible Notes"), and the deemed interest on the Company's $24.5 million convertible note with Hughes Network Systems, Inc., and increased depreciation on its U.S. Network due to the ongoing deployment of that network.

Wireless Communications Activities

     The tables below set forth certain information with respect to the results of operations of the Company's Wireless Communications Activities for the three months ended June 30, 1997 and 1996. Other International Activities include the Company's German Networks, international business development activities and equity interests in its Korean Joint Ventures. The Geotek Technologies column includes Geotek Technologies Israel, Ltd., formerly PowerSpectrum Technology, the Company's equipment and research and development operation, and wireless data activities includes the Company's MIS and GMSI, Inc. subsidiaries.

                    For the Three Months Ended June 30, 1997
                             (Dollars in Thousands)

                                       US                         Other Int'l        Geotek        Wireless
                                    Network           NB3         Activities      Technologies       Data         Total
                                   --------        --------       -----------     ------------    ---------      --------
Revenues                           $    962        $  8,029        $     29         $ 6,828        $ 2,504       $ 18,352
Gross profit                        (10,089)          5,105               4           3,460            611           (909)
   %  of revenues                                        64%                             50%            24%            (5%)
Engineering and Development           7,306           1,010           8,316
Marketing                             4,966           1,625             430           7,021
General and Administrative            3,126           1,544             879           2,288            107          7,944
Equity in losses of less than
   50% -owned entities                                                2,108                                         2,108
Other (income) expense                  (74)                                                                          (74)
(Loss) income before
   interest and
   amortization & depr              (18,107)          1,936          (2,983)         (6,134)           936        (26,224)
Amortization and
   depreciation                       2,768           1,306             263             527             53          4,917
(Loss) income before
   interest                         (20,875)            630          (3,246)         (6,661)          (989)       (31,141)
Net (loss) income                  ($20,810)          $ 532        ($ 3,244)       ($ 6,527)       ($1,035)      ($31,084)
Subscribers                           5,400**        64,700          19,250*                                       89,350


* - Represents the Company's proportionate share of approximately 38,500 subscribers utilizing the networks of the German joint venture.

** - Due to sales promotions at the end of June 1997, certain signed service contracts were not activated on the network until the first weeks of July. As of July 5, 1997, the Company had approximately 6,000 subscribers activated.

                    For the Three Months Ended June 30, 1996
                             (Dollars in Thousands)

                                       US                         Other Int'l        Geotek        Wireless
                                    Network           NB3         Activities      Technologies       Data         Total
                                   --------        --------       -----------     ------------    ---------      --------
Revenues                           $    114        $ 6,939         $   909                         $ 2,426       $10,388
Gross profit                         (5,471)         4,620             (25)                            512          (364)
   % of revenues                                        67%             (3%)                            21%           (4%)
Engineering and Development                                                         $ 7,343            180         7,523
Marketing                             4,675          1,383             165                             364         6,587
General and Administrative            1,067            784           1,966              136            188         4,141
Equity in losses of less than
   50% -owned entities                                                 584                                           584
Other income                           (222)                            17                                          (205)
(Loss) income before
interest and
amortization & depr.                (10,991)         2,453          (2,757)          (7,479)          (220)      (18,994)
Amortization and
depreciation                            952          1,061             940              338             48         3,337
(Loss) income before
interest                            (11,943)         1,392          (3,697)          (7,817)           266       (22,331)
Net (loss) income                  ($12,747)       $ 1,807         ($3,799)         ($8,026)         ($303)     ($23,068)
Subscribers                             500         60,500          13,100                                        74,100

     Revenues from wireless communications increased by $8.0 million or 77% for the three months ended June 30, 1997. This increase is primarily due to an increase in Geotek Technologies' revenues due to the sale of digital wireless infrastructure equipment to the Company's joint venture in Korea (after elimination of intercompany revenue of 21%) and the increase in the number of subscribers using the U.S. Network and the NB3 network offset by the deconsolidation of the German networks in December 1996 due to the merger with RWE. The increase in negative gross profit for the U.S. Network is primarily the result of increased direct service costs related to the roll-out of the digital network in additional markets, the cost of which are currently not covered by revenues, and the cost of subscriber inventory units which are currently being marketed under a promotion program at an amount less than cost.

     Engineering and development costs related to the digital wireless system and subscriber unit were $7.3 million for the three months ended June 30, 1997 and 1996. The Company expects significant engineering and development costs to continue in the future in connection with continued enhancements, maintenance and upgrades to the system and subscriber unit and adaptation of the digital wireless system to frequencies other than 900 MHz.

     Development costs related to wireless data products were $1.0 million for the quarter ended June 30, 1997 compared to $0.2 million for the same period of 1996. This increase is due to the consolidation of MIS Ltd., the Company's data development subsidiary beginning in July 1996 upon the Company purchasing the remaining 50% interest.

     The Company is presently in the process of rolling out its wireless service over its proprietary digital wireless network in the United States, and accordingly, continues to put in place its marketing, engineering, operations and administrative staff and systems. Marketing expenses increased by approximately $0.4 million or 7% due to the U.S. Network marketing programs and increase in staff needed to execute the roll-out of the U.S. Network in the initial markets and activities at NB3 related to the planning for a digital network in the United Kingdom. General and administrative expenses increased $3.8 million due to increased administrative staff to support the roll-out of the U.S. Network, Geotek Technologies infrastructure sales and NB3 digital network activities.

     The Company's equity in losses of less than 50% owned entities in 1996 is attributable solely to the results of the Company's Korean joint ventures. The comparable loss for 1997 is attributable to the Company's German and Korean joint ventures of $1.5 million and $0.6 million, respectively. As discussed above, the Company's Korean joint ventures are in the process of establishing a digital network in Korea. It is expected that these entities will continue to generate substantial losses in the near future. As discussed previously, in December 1996, the Company merged its German networks with RWE's network in Germany and thus, deconsolidated these entities. At June 30, 1997, the merged entity had approximately 38,500 subscribers of which the Company's proportionate ownership interest is approximately 19,250.

     Wireless activities generated a loss before interest, taxes, amortization and depreciation of $26.2 million for the three months ended June 30, 1997 compared to $19.0 million in 1996. This increase is primarily due to costs related to the commencement of the roll-out of the digital wireless communication system in the U.S. offset by the deconsolidation of the German networks in 1997.

     The tables below set forth certain information with respect to the results of operations of the Company's Wireless Communications Activities for the six months ended June 30, 1997 and 1996. Other International Activities include the Company's German Networks, international business development activities and equity interests in its Korean Joint Ventures. The Geotek Technologies column includes Geotek Technologies Israel, Ltd., formerly PowerSpectrum Technology, the Company's equipment and research and development operation, and wireless data activities includes the Company's MIS and GMSI, Inc. subsidiaries.

                     For the Six Months Ended June 30, 1997
                             (Dollars in Thousands)

                                       US                         Other Int'l        Geotek        Wireless
                                    Network           NB3         Activities      Technologies       Data         Total
                                   --------        --------       -----------     ------------    ---------      --------
Revenues                           $ 1,447         $15,543         $     71         $ 7,340         $ 5,134       $29,535
Gross profit                       (15,980)         10,151                9           3,466           1,199        (1,155)
   % of revenues                                        65%              12%             47%             23%           (4%)
Research and Development                                                             14,080           1,640         15,720
Marketing                            9,004           2,956                                              806         12,766
General and Administrative           5,579           2,671            1,543           3,101             259         13,153
Equity in losses of less than
   50% -owned entities                                                3,584                                          3,584
Other (income) expense                 (87)                                                                            (87)
(Loss) income before
   interest and
   amortization & depr.            (30,476)          4,524           (5,118)        (13,715)         (1,506)       (46,291)
Amortization and
   depreciation                      5,319           2,616              550           1,178             107          9,770
(Loss) income before
   interest                        (35,795)          1,908           (5,668)        (14,893)          (1613)       (56,061)
Net (loss) income                 ($35,659)        $ 1,339          ($5,751)       ($14,432)        ($1,722)      ($56,225)
Subscribers                          5,400**        64,700           19,250*                                        89,350


* - Represents the Company's proportionate share of approximately 38,500 subscribers utilizing the networks of the German joint venture.

** - Due to sales promotions at the end of June 1997, certain signed service contracts were not activated on the network until the first weeks of July. As of July 5, 1997, the Company had approximately 6,000 subscribers activated.

                     For the Six Months Ended June 30, 1996
                             (Dollars in Thousands)

                                       US                         Other Int'l        Geotek        Wireless
                                    Network           NB3         Activities      Technologies       Data         Total
                                   --------        --------       -----------     ------------    ---------      --------
Revenues                            $   172        $13,398          $1,884                         $ 4,432       $19,886
Gross profit                         (8,413)         8,868             (64)                          1,055         1,446
   % of revenues                                        66%             (3%)                            24%            7%
Research and Development                                                            $14,211            527        14,738
Marketing                             7,519          2,580             404                             635        11,138
General and Administrative            3,279          1,542           2,984              963            395         9,163
Equity in losses of less than
   50% -owned entities                                               1,020                                         1,020
Other income                           (785)                                                                        (785)
(Loss) income before
   interest and
   amortization & depr.             (18,426)         4,746          (4,472)         (15,174)          (502)      (33,828)
Amortization and
   depreciation                       1,652          2,229           1,678              606             93         6,258
(Loss) income before
   interest                         (20,078)         2,517          (6,150)         (15,780)          (595)      (40,086)
Net (loss) income                  ($20,576)       $ 2,422         ($6,408)        ($15,772)         ($657)     ($40,991)
Subscribers                             500         60,500          13,100                                        74,100

     Revenues from wireless communications increased by $9.6 million or 49% for the six months ended June 30, 1997. This increase is primarily due to an increase in Geotek Technologies' revenues for the sale of digital wireless infrastructure equipment and the increase in the number of subscribers using the NB3 network offset by the deconsolidation of the German networks in December 1996 due to the merger with RWE. The increase in negative gross profit for the U.S. Network is primarily the result of increased direct service costs related to the roll-out, the cost of which are currently not covered by revenues, and the cost of subscriber inventory units which are currently being marketed under a promotion program at an amount less than cost.

     Engineering and development cost related to the digital wireless system and subscriber unit were $14.1 million for the six months ended June 30, 1997 compared to $14.2 million for the same period of 1996. The Company expects significant engineering and development costs to continue in the future in connection with continued enhancements, maintenance and upgrades to the system and subscriber unit and adaptation of the digital wireless system to frequencies other than 900 MHz.

     The Company is presently in the process of rolling out its wireless service over its proprietary digital wireless network in the United States, and accordingly, continues to put in place its marketing, engineering, operations and administrative staff and systems. Marketing expenses increased by approximately $1.7 million or 15% due to the U.S. Network marketing programs and increase in staff needed to execute the roll-out of the U.S. Network in the initial markets. General and administrative expenses increased $3.9 million due to increased administrative staff to support the roll-out of the U.S. Network, Geotek Technologies Sales and NB3 digital network activities.

     The Company's equity in losses of less than 50% owned entities in 1996 is attributable solely to the results of the Company's Korean joint ventures. The comparable loss for 1997 is attributable to the Company's German and Korean joint ventures of $2.5 million and $1.0 million, respectively. As discussed above, the Company's Korean joint ventures are in the process of establishing a digital network in Korea. It is expected that these entities will continue to generate substantial losses in the near future. As discussed previously, in December 1996, the Company merged its German networks with RWE's network in Germany.

     Wireless activities generated a loss before interest, taxes, amortization and depreciation of $46.3 million for the six months ended June 30, 1997 compared to $33.8 million in 1996. This increase is primarily due to costs related to the commencement of the roll-out of the digital wireless communication system for the U.S. Network offset by the deconsolidation of the German networks in 1997.

Communications Products Activities

     The table below sets forth certain information with respect to the results of operations of Bogen Communication International and subsidiaries ("BCI"), a 64% owned entity, as consolidated by the Company for the three and six months ended June 30, 1997 and 1996.


                                                                      (Dollars in Thousands)
                                                    Three months ended June 30         Six months end June 30
                                                       1997           1996              1997           1996
                                                     --------       --------          --------       --------
   Revenues                                          $ 12,537       $ 10,322          $ 24,045       $ 21,690
   Gross profit                                         5,792          4,787            11,112          9,592
      % of revenue                                         46%            46%               46%            44%
   Research and Development                               696            667             1,353          1,279
   Marketing                                            2,289          2,085             4,394          4,135
   General and Administration                           1,423          1,044             2,863          2,141
   Other income                                            (8)            35               (34)
   Income before interest, tax, minority interest,
      amortization & depreciation                       1,392            956             2,536          2,037
   Amortization & depreciation                             86            193               288            480
   Interest expense, tax & minority interest              635            265             1,226            933
   Net income (loss)                                 $    671       $    499          $  1,022       $    624

     Revenues from communications products activities increased by $2.2 million or 21% to $12.5 million for the three months ended June 30, 1997 and by $2.3 million or 11% to $24.0 million year to date 1997. Revenue's increased for the three and six months is due to increases in BCI's core product lines, which include commercial sound, engineered system and Telco products, is offset by the $1.2 million decrease in the Office Automation product line ("OAS") which was phased out beginning in December 1995 and eliminated in December 1996.

     Gross profit as a percentage of revenues remained consistent between the three months ended June 30 1997 and 1996 was stable at 46% and increased from 44% to 46% year to date 1997. The increase in gross profit is resulting from the re-negotiation of certain supply agreements and a reduction in direct material costs.

     General and administration expense for the three and six months ended June 30, 1997 increased by $0.4 million and $0.7 million respectively from the same period of 1996 due to increased headcount, bank charges for BCI's new line of credit facility, and other one time charges.

Corporate Group

     The Corporate Group includes the Company's Corporate headquarters and Geotest, Inc. subsidiary, which, in accordance with a December 1996 definitive agreement, was sold by the Company. The Company's Corporate Group generated a loss before net interest expense, amortization, depreciation and other charges of $2.3 million and $1.8 million for the three month periods ended June 30, 1997 and 1996, respectively and $4.4 million and $4.8 million for the six month periods ended June 30, 1997 and 1996.

Liquidity and Capital Resources

     The Company requires significant additional capital to implement its wireless communications strategy. In furtherance of its capital financing strategy, the Company sold $25 million convertible preferred stock and renegotiated its $40.0 million line of credit facility during the six months ended June 30, 1997. At June 30, 1997, the Company had $51.2 million of cash and cash equivalents as well as $20.0 million available under a line of credit facility. Also, the Company has a $100.0 million vendor credit agreement with Hughes Network Systems for the purchase of infrastructure equipment and in August 1997, the Company received $30 million from the sale of its Series Q Convertible Preferred Stock.

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

     The Company estimates that a minimum average initial capital investment of approximately $7 million is required to roll-out its U.S. network in an average target market. Additional expenditures will be required later in a given market if and when increased subscriber capacity or coverage is needed. In addition, the Company currently estimates that it will continue its present level of engineering and development expenses during the next 12 months in connection primarily with enhancements to the system and other related projects.

     The Company is planning to raise additional capital and use existing line of credit facilities during the next 12 months to continue financing its current operating plan. The Company is currently operating in nine markets and is in the process of constructing four additional markets. The Company's existing cash resources as of June 30, 1997 and the $30 million of funds raised through the August 1997 sale of the Company's Series Q Convertible Preferred Stock will be insufficient to fund the full implementation of the Company's business plan. The Company's long term capital needs relate to the planned roll-out of the U.S. Network in over 40 cities, the repayment of convertible debt and redeemable preferred stock (if such are not converted into equity), the repayment of the Company's vendor credit and Senior Secured Discount Notes due 2005, the financing of international digital wireless networks, and the acquisition of businesses in the field of telecommunications and of spectrum in the United States and internationally. The Company is currently pursuing various alternatives for raising capital including issuance of equity and debt securities, as well as a combination thereof and other sources. In order to ensure sufficient liquidity to operate throughout 1997, the Company does not intend to construct additional markets or to expand into new international digital wireless networks until such time that it obtains sufficient financing to do so. The Company anticipates that it will need to raise additional financing to operate through the second quarter of 1998. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms, or at all. The failure to obtain such financing will prevent the Company from executing its modified or original business plan.

     The following discussion of liquidity and capital resources, among other things, compares the Company's financial and cash position as of June 30, 1997, to the Company's financial and cash position as of December 31, 1996.

     During the first six months of 1997, cash and cash equivalents decreased by $52.4 million to $51.2 million, while working capital decreased by $42.3 million to $59.5 million as of June 30, 1997.

Operating Activities

     Cash utilized in connection with operating activities, for the six months ended June 30, 1997, amounted to $58.1 million. This included changes in operating assets and liabilities of $14.6 million. This change was primarily related to an increase in prepaid expenses of $4.4 million, an increase in inventory of $1.2 million, an increase in receivables of $6.0 million, primarily due to the sale of digital infrastructure equipment, and a decrease in accounts payable and accrued expenses of $2.0.

     During the third quarter of 1997, the Company's U.S. Network operations extended a sales and marketing promotion under which a dealer will be eligible to purchase equipment at a discount based upon the achievement of certain sales goals in the third quarter. The Company has neither provided an accrual for this promotion as of June 30, 1997 nor adjusted the $14.4 million carrying value of the U.S. Network inventory for this promotion as of June 30, 1997. The results of this promotion will be recorded in the third quarter of 1997 commensurate with the achievement of the required sales goals.

Investing Activities

     Cash used in investing activities was $32.9 million for the six months ended June 30, 1997. The Company expended $27.7 million to acquire equipment during the first six months of 1997 and capitalized $4.5 million in interest on construction in progress and pre-commercial FCC licenses.

     During the first quarter of 1997, the Company contributed approximately $2.5 million to Terrafon, the Company's joint venture in Germany, representing the initial capital call for the Company's 50% portion of Terrafon's estimated 1997 operating capital. During the second quarter of 1997, the Company contributed $4.7 million to Anam Telecom, the Company's joint venture in Korea, representing the Company's 21% portion of the 1997 capital requirements.

Financing Activities

     In January 1997, the Company sold 500 shares of its Series P Convertible Preferred Stock (ASeries P Stock") to a group of investors affiliated with George Soros for an aggregate purchase price of $25 million. The Series P Stock pays dividends in either shares of the Company's Common Stock or cash at a rate of 10% per annum (12% per annum after a dividend payment failure) at the option of the Company. Additionally, commencing April 1, 1997, each share of Series P Stock is convertible by the holder into the number of shares of the Company's Common Stock as obtained by dividing the $50,000 stated value per share plus any accrued or unpaid dividends at the date of conversion, by the lowest daily volume weighted averaged price of the Company's Common Stock during the four trading days immediately preceding conversion multiplied by the conversion factor (the conversion factor begins at 100% and becomes 95%, 90% and 88% on June 29, 1997, December 31, 1997, and June 29, 1998, respectively). However, the holder can only convert up to a maximum of 20% prior to June 30, 1997, an additional 30% prior to December 31, 1997 an additional 30% prior to June 29, 1998 and the remainder thereafter. In connection with this transaction, the Company issued warrants to purchase 850,000 shares of the Company's Common Stock at $9.2625 per share (subject to adjustment in certain circumstances). The warrants are exercisable at any time, and from time to time, before June 30, 2000.

     In April 1997, the Company and S-C Rig Investments - III, L.P. (AS-C Rig@), a significant stockholder of the Company and an investment group affiliated with George Soros, modified the terms of the Senior Loan Agreement whereby S-C Rig made a $40.0 million unsecured credit facility (the@S-C Rig Credit Facility@) available to the Company. Under the modified terms of the S-C Rig Credit Facility, all borrowings are required to be made within three years from the initial establishment of the credit facility. The borrowings will accrue interest at a rate of 8% per annum and will mature five years from the date of the final borrowing thereunder. Original terms of the S-C Rig Credit Facility were a 10% interest rate per annum and a four year term from the final borrowing which was required to be made within two years from the establishment of the Credit Facility. In connection with the modification to the S-C Rig Credit Facility, the Company lowered the exercise price of the warrants to purchase approximately 4.2 million shares of common stock (the AWarrant Shares@) from $9.50 to $6.00 per share and extended the Warrant Shared termination date from April 2001 to April 2003. As of June 30, 1997, $20.0 million was outstanding under this facility.

     In August 1997, the Company sold 600 shares of its Series Q Convertible Preferred Stock ("Series Q Stock") for an aggregate purchase price of $30 million. The Series Q Stock pays dividends in either shares of the Company's Common Stock or cash at a rate of 10% per annum (12% per annum after a dividend payment failure) at the option of the Company. Additionally, commencing October 10, 1997, each share of Series Q Stock is convertible by the holder into the number of shares of the Company's Common Stock as obtained by dividing the $50,000 stated value per share plus any accrued or unpaid dividends at the date of conversion, by the lowest daily volume weighted average price of the Company's Common Stock during the four trading days immediately preceding conversion multiplied by the conversion factor (the conversion factor begins at 100% and becomes 95%, and 90% on January 1, 1998 and April 1, 1998, respectively). However, the holder can only convert up to a maximum of 25% prior to January 1, 1998, an additional 25% prior to March 31, 1998, an additional 30% prior to June 30, 1998 and the remainder thereafter. In connection with this transaction, the Company issued warrants to purchase 1,800,000 shares of the Company's Common Stock at $8.00 per share (subject to adjustment in certain circumstances). The warrants are exercisable at any time, and from time to time, before February 10, 2001.

     The Company paid cash dividends totaling approximately $2.5 million on its outstanding preferred stocks during the six months ended June 30, 1997. Proceeds from the exercise of warrants and options totaled approximately $0.2 million during the first six months of 1997.

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

Recently Issued Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" which is applicable for financial statements issued after December 15, 1997. The adoption of this standard will have no impact on the Company as the Company is in a loss position and only needs to present basic earnings per share as the inclusion of common stock equivalents or convertible securities has an antidilutive effect on the calculation of earnings per share.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic area, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security-Holders

(a) On June 16, 1997, the Company held its Annual Meeting of Stockholders. As of the record date the total number of votes eligible to cast at the Annual Meeting was 62,327,129. The following proposals were presented for a vote by the Company's stock holders:

     PROPOSAL I - Election of Ten (10) Directors

     PROPOSAL II - Approval of the Amendment to the Company's Restated Certificate of Incorporation to Increase the Number of Authorized Shares to 200,000,000 Shares of Common Stock.

     PROPOSAL III - Approval of the adoption of an Employee Stock Purchase Plan for the Company.

     PROPOSAL IV - Approval of the Company's 1994 Stock Option Plan, as Amended and Restated.

     PROPOSAL V - Approval of the Issuance of Shares of Common Stock Underlying the Series O Convertible Preferred Stock, Series P Convertible Preferred Stock, and Certain Warrants.

     PROPOSAL VI - Ratification of the Appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for the 1997 fiscal year.

     Each such proposal was approved by the Company's stockholders as set forth in 4 (c) below.

(b)  N/A

(c)  PROPOSAL I - Election of Directors

     Name of Nominee                Votes for       Votes Withheld
     ---------------                ----------       --------------
     Judith C. Areen                49,839,568         1,584,545
     Walter Auch                    49,830,367         1,593,746
     George Calhoun                 49,837,667         1,586,446
     Purnendu Chatterjee            49,852,380         1,571,733
     Winston Churchill              49,856,663         1,567,450
     Yaron Eitan                    49,852,517         1,571,596
     Haynes G. Griffin              49,842,617         1,581,496
     Richard Krants                 49,437,692         1,986,421
     Richard Liebhaber              49,854,017         1,570,096
     William Spier                  49,846,267         1,577,846

     PROPOSAL II

     Approval of the Amendment to the Company's Restated Certificate of Incorporation to Increase the Number of Authorized Shares to 200,000,000 Shares of Common Stock.

           Votes for         Against        Abstain
           ---------         -------        -------
           49,679,226       1,383,892       360,995

     PROPOSAL III

     Approval of the Adoption of an Employee Stock Purchase Plan for the Company.

           Votes for         Against        Non-Vote       Abstain
           ---------         -------        --------       -------
           25,610,176       1,605,843      23,953,192      254,902

     PROPOSAL IV

     Approval of the Company's 1994 Stock Option Plan, as Amended and Restated.

           Votes for         Against        Non-Vote       Abstain
           ---------         -------        --------       -------
           18,230,481       6,884,964      25,916,678      391,990

     PROPOSAL V

     Approval of the Issuance of Shares of Common Stock Underlying the Series O Convertible Preferred Stock, Series P Convertible Preferred Stock, and Certain Warrants.

           Votes for         Against        Non-Vote       Abstain
           ---------         -------        --------       -------
           24,153,937       1,266,652      25,658,543      344,981

     PROPOSAL VI

     Ratification of the Appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for the 1997 fiscal year.

           Votes for         Against        Abstain
           ---------         -------        -------
           50,934,557        340,075        149,481

Item 6. Exhibits and Report on Form 8-K

     (a)  Exhibit: 12 - Computation of Ratio of Earnings to Fixed Charges
          Exhibit: 27 -Financial Data Schedule

     (b)  Report on Form 8-K

          The following report on Form 8-K was filed by the Company during the second quarter of 1997.

          (i) Current Report on form 8-K filed April 22, 1997, the Company modified the terms of its Senior Loan agreement with S-C Rig Investments L.P.. Under the modified agreement, all borrowings bear interest at a rate of 8% per annum and will maintain five years from the final borrowing, original terms were 10% interest per annum and four year term. Additionally, the stock price of the warrants to purchase 4.2 million shares of the Company's Common Stock was lowered from $9.50 to $6.00 and the expiration date was extended from April 2001 to April 2003.

                           GEOTEK COMMUNICATIONS, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOTEK COMMUNICATIONS, INC.

Date:  August 14, 1997                        /s/Robert A. Kerstein
                                              ----------------------------
                                              Robert A. Kerstein
                                              Chief Financial Officer

Date: August 14, 1997                          /s/ Michael H. Carus
                                               ---------------------------
                                               Michael H. Carus
                                               V.P., Chief Accounting Officer
                                               and Corporate Controller