Form 10-Q
period 1997-09-30
GEOTEK COMMUNICATIONS INC
filed 1997-11-14
CIK 844843

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                    Form 10Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

                                       OR

 __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

COMMON STOCK OUTSTANDING AT October 31, 1997:  70,335,000 SHARES

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

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)

                                          September 30, 1997   December 31, 1996
                                          ------------------   -----------------
       ASSETS
Current assets:
Cash and cash equivalents                     $  33,223            $ 103,605
Restricted cash                                   7,949                9,418
Accounts receivable,
 principally trade, net                          17,197               15,435
Accounts receivable,
 related party                                    1,292
Inventories, net                                 28,956               28,150
Prepaid expenses and
 other current assets                            25,814               23,384
                                              ---------            ---------
  Total current assets                          114,431              179,992

Investments in affiliates                        37,980               36,972
Property, plant and equipment, net              122,584               93,581
Intangible assets, net                           93,901               91,508
Other assets, principally debt
 issuance costs                                  16,497               28,069
                                              ---------            ---------
                                              $ 385,393            $ 430,122
                                              =========            =========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade                      $  18,697            $  20,587
Accrued expenses and other                       57,867               49,279
Notes payable, banks and other                    4,163                8,075
Current maturities, long-term debt                  460                  261
                                              ---------            ---------
  Total current liabilities                      81,187               78,202

Long-term debt                                  253,618              215,430
Other non current liabilities                       940                1,008
Minority interest                                   832                  438

Redeemable preferred stock                       40,000               40,000

Commitments and contingent liabilities

Shareholders' equity:
  Preferred stocks, $.01 par value                   11                   11
  Common stock, $.01 par value:
    Authorized 200,000,000 shares, issued
    69,723,000 and 60,026,000 shares
    respectively, outstanding 69,485,000
    and 59,788,000 shares, respectively             697                  600
  Capital in excess of par value                477,303              429,483
  Foreign currency translation adjustment        (3,177)                 942
  Accumulated deficit                          (464,632)            (334,606)
  Treasury stock, at cost (238,000
   common shares)                                (1,386)              (1,386)
                                              ---------            ---------
                                                  8,816               95,044
                                              ---------            ---------
                                              $ 385,393            $ 430,122
                                              =========            =========

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)

                                                Three Months Ended                 Nine Months Ended
                                                  September 30,                      September 30,
                                           ----------------------------    ----------------------------
                                                1997            1996            1997            1996
                                           ------------    ------------    ------------    ------------
Revenues:
   Net product sales                       $     30,260    $     15,170    $     67,863    $     43,398
   Service income                                 8,750           8,775          24,726          24,463
                                           ------------    ------------    ------------    ------------
Total revenues                                   39,010          23,945          92,589          67,861
                                           ------------    ------------    ------------    ------------

Costs and expenses:
   Cost of goods sold                            30,495          10,411          61,480          30,344
   Cost of services                               7,888           6,785          20,526          19,033
   Engineering and development                   14,371           9,734          31,444          26,021
   Marketing                                     10,314           8,678          27,474          24,571
   General and administrative                    13,103           9,447          33,476          25,431
   Depreciation                                   5,599           4,342          14,151           9,242
   Amortization of intangibles                    1,174           1,482           3,487           4,000
   Equity in losses of investees                  1,024             149           4,633           1,169
   Interest expense                               8,338           8,547          27,297          23,870
   Interest income                                 (346)         (1,739)         (3,629)         (4,910)
   Other income, net                                (31)            (53)           (143)           (848)
                                           ------------    ------------    ------------    ------------
Total costs and expenses                         91,929          57,783         220,196         157,923
                                           ------------    ------------    ------------    ------------

Loss from operations before taxes
   on income and minority interest              (52,919)        (33,838)       (127,607)        (90,062)
Taxes on income                                    (681)           (538)         (2,026)         (1,918)
Minority interest                                  (119)           (125)           (393)           (228)
                                           ------------    ------------    ------------    ------------

Net loss                                        (53,719)        (34,501)       (130,026)        (92,208)
                                           ------------    ------------    ------------    ------------

Preferred dividends                              (5,614)         (2,683)        (16,325)         (5,389)
                                           ------------    ------------    ------------    ------------

Loss applicable to common stock            $    (59,333)   $    (37,184)   $   (146,351)   $    (97,597)
                                           ============    ============    ============    ============

Weighted average number of common shares
   outstanding                               68,373,000      59,209,000      63,724,000      57,779,000
                                           ============    ============    ============    ============

Per common share:
   Net loss applicable to common shares    $      (0.87)   $      (0.63)   $      (2.30)   $      (1.69)
                                           ============    ============    ============    ============

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  for the nine months ended September 30, 1997
                                 (In Thousands)
                                   (Unaudited)

                                                                                                 Foreign
                                                                                    Capital in  Currency
                                    Preferred     Stock      Common       Stock     Excess of  Translation  Accumulated    Treasury
                                     Shares      Amount      Shares      Amount     Par Value  Adjustment     Deficit       Stock
                                    ---------   ---------   ---------   ---------   ---------  ----------    ---------    ---------
Balances, January 1, 1997               1,119         $11      60,026     $ 600      $ 429,483   $    942    $(334,606)   $ (1,386)

Issuance of common stock:
    Exercise of warrants and
        options                                                   151         2            240
    Issuance of common stock
        for preferred dividends                                 1,972        19          9,369

Issuance of common stock in connection
   with the acquisition of minority
   interest in GTIL                                                57         1            264

Issuance of common stock on
   conversion of preferred stock                                7,517        75            (75)

Issuance of Series P Convertible
   Preferred Stock                                                                      25,000

Issuance of Series Q Convertible
   Preferred Stock                                                                      30,000

Deemed dividend/interest
   on convertible preferred stock
   and convertible debt                                                                  5,343

Amendment to value of warrants
   issued with credit facility                                                          (5,996)

Preferred dividends, including
   $3,098 in deemed dividends                                                          (16,325)

Changes in currency                                                                                (4,119)

Net loss                                                                                                      (130,026)
                                    ---------   ---------   ---------     -----      ---------   --------    ---------    --------
Balances, September 30, 1997            1,119   $      11      69,723     $ 697      $ 477,303   $ (3,177)   $(464,632)   $ (1,386)
                                    =========   =========   =========     =====      =========   ========    =========    ========

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)
                                    (Note 1)

                                                           Nine Months Ended
                                                             September 30,
                                                         ----------------------
                                                           1997         1996
                                                         ---------    ---------
Cash flows from operating activities:
  Net loss                                               $(130,026)    $(92,208)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
    Minority interest                                          393          228
    Depreciation and amortization                           18,522       13,731
    Provision for inventory reserve
     for lower of cost or market                             1,563
    Post acquisition adjustment for
     utilization of acquired net
     operating loss carry forward                              188        1,336
    Non-cash acquisition of interest
     in subsidiary assigned to a
     research and development project                                     1,859
    Non-cash interest expense                               23,678       18,744
    Equity in net loss of investees                          4,633        1,169
    Non-cash management consulting expense                                2,075
 Changes in operating assets and liabilities
   (net of effects from acquisitions):
    Increase in accounts receivable                         (3,054)      (2,208)
    Increase in inventories                                 (2,369)     (13,849)
    Increase in prepaid expenses and
     other assets                                           (6,457)      (6,696)
    Increase in accounts payable and
     accrued expenses                                        6,700       10,968
    Other                                                      179         (614)
                                                         ---------     --------

Net cash (used in) provided by
 operating activities                                      (86,050)     (65,465)
                                                         ---------     --------

Cash flows from investing activities:
  Acquisition of licenses                                     (708)     (29,738)
  Net decrease in temporary investments                                   7,945
  Acquisitions of property and equipment                   (40,493)     (34,045)
  Interest capitalized on construction
   in progress and pre-commercial
   spectrum licenses                                        (6,895)      (2,905)
  Cash invested in unconsolidated
   subsidiaries, net                                        (5,830)      (9,953)
  Cash received from acquisition of
   subsidiary                                                               263
  Decrease in contract deposits - other
   current assets                                              481          684
  Decrease in restricted cash                                1,469       29,838
  Other                                                        274
                                                         ---------     --------
Net cash (used in) provided by investing activities        (51,702)     (37,911)
                                                         ---------     --------

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                             (Dollars in thousands)
                                   (Unaudited)
                                    (Note 1)

                                                           Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                            1997           1996
                                                       ---------      ---------

Cash flows from financing activities:
    Net repayments under
     line-of-credit agreements                            (3,912)          (232)
    Borrowings under credit facility                      20,000
    Proceeds from issuance of
     convertible notes                                                   75,000
    Proceeds from issuance of
     convertible preferred stock                          55,000         53,350
    Deferred financing costs                                             (2,250)
    Repayment of capital lease
     obligations                                            (164)          (369)
    Repayments of debt                                                     (860)
    Exercise of warrants and options                         212          2,559
    Payment of preferred dividends                        (3,839)        (3,852)
    Financing costs                                                      (1,080)
    Other                                                   (116)          (431)
                                                        --------       --------

Net cash provided by financing
 activities                                               67,181        121,835
                                                        --------       --------

Effect of exchange rate changes
 on cash                                                     189         (1,614)
                                                        --------       --------

(Decrease) increase in cash and
 cash equivalents                                        (70,382)        16,845
Cash and cash equivalents,
 beginning of period                                     103,605         61,428
                                                        --------       --------
Cash and cash equivalents,
 end of period                                          $ 33,223       $ 78,273
                                                        ========       ========
Supplemental schedule of non-cash
 investing and financing activities:
Summary of acquired subsidiaries:
   Fair value of assets acquired
    in purchase transaction                                            $    134
   Liabilities assumed in purchase
    transaction                                                             255
   Management consulting fee paid
    in common stock                                                       2,075
   Issuance of shares in connection
    with debt conversion                                                 27,981
   Issuance of shares in connection
    with acquisition of SMR license                                       2,000
   Acquisition of assets under
    capital lease                                       $  2,840
   Issuance of common stock for
    preferred dividends                                    9,388          1,537
   Deemed dividend on convertible
    preferred stock                                        3,098
   Issuance of common shares
    for the acquisition of minority
     interest in GTIL                                        265
   Issuance of convertible notes
    for minority interest in Geotek
     Technologies Israel                                                    800
   Issuance of note payable to
    acquire remaining 50% interest in MIS                                 2,000

                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1   Basis of Presentation and Significant Accounting Policies:

         The consolidated balance sheet of Geotek Communications, Inc. and Subsidiaries (the "Company") as of December 31, 1996 has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. In the opinion of management, all significant adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year. Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

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

         The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company's existing cash resources as of September 30, 1997, lines of credit facilities and expected cash flow from operations will be insufficient to fund its current operations and the full implementation of the Company's business plan which includes the roll-out of the U.S. digital wireless network in over 40 markets by the end of 1999 and the deployment of international digital wireless networks. The Company is in the early stages of operations in eleven markets in Philadelphia, Washington DC/Baltimore, New York, Boston, Miami, Dallas, Tampa, San Antonio, Houston and Phoenix and, as a result, has not yet generated positive cash flow. Thus, the Company must raise significant additional capital to fund current operating losses including engineering and development expenses, subscriber acquisition costs, general and administrative expenses, working capital and capital expenditures. The Company does not intend to construct additional markets in the U.S. until such time that it obtains sufficient additional financing to do so. Additionally, the Company does not intend to expand existing or new international FHMA(R) networks until additional capital is obtained. The Company anticipates that additional financing may be obtained from one or more sources including, but not limited to, public or private equity or debt offerings, bank loans, strategic partners, joint ventures, vendor financing, leasing arrangements, sale of non-strategic non-FHMA(R) assets or a combination thereof. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms or at all. The failure to obtain the requisite additional capital would prevent the Company from executing its short and long term business plan, would result in the Company violating certain contractual covenants, and would affect the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

         Revenue Recognition on Long-term Contracts

         Revenues and estimates of profit on long-term contracts are recognized under the percentage of completion method of accounting using the cost to cost methodology. Profit estimates are revised periodically based upon changes in facts. Any losses on contracts are recognized immediately.

 Note 2  Inventories, net:

         Digital wireless handsets, telephone peripherals and sound and communication equipment inventories are stated at the lower of cost (first-in, first-out) or market. The carrying value of the handsets held for resale to the Company's subscribers are not adjusted to reflect promotional discounts. In January 1997, the Company adjusted inventory standard costs to more accurately reflect the market value of their finished goods inventory.

                                       September 30, 1997      December 31, 1996
                                       ------------------      -----------------

           Raw materials                          $ 5,664                $ 3,760
           Work-in-process                          2,242                  2,068
           Finished goods                          23,505                 28,601
                                                  -------                -------
                                                   31,411                 34,429

           Reserve for lower of cost
            or market                               2,455                  6,279
                                                  -------                -------

                                                  $28,956                $28,150
                                                  =======                =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3   Investment in Affiliates:

         In July 1997, Industry Canada, the Canadian regulatory agency responsible for spectrum allocation, affirmed its 1996 authorization of 900 MHz licenses to Geotek Communications Canada Inc. ("Geotek Canada") in the provinces of Ontario, Quebec and British Columbia. Geotek Canada, the license holder, is a wholly-owned subsidiary of GeoNet Communications Canada Inc. ("GeoNet Canada") which the Company formed in July 1997 with two Canadian partners. The Company invested $2 million in GeoNet Canada and the two Canadian partners invested $1 million each, for a total initial investment of $4 million. The Company received a 50% equity interest and has the maximum allowable voting interest of 33% in accordance with Canadian foreign ownership regulations. Additionally, the Company deposited $2.3 million in a restricted cash account as collateral for the co-investor's investment. The deposit is refundable within 180 days upon the registration of additional shares of the Company's Common Stock. The Company and its partners are currently negotiating a series of agreements, which will include future financing commitments for GeoNet Canada and is subject to, among other things, the parties' agreement on the business plan, build-out and marketing strategies, FHMA(R) equipment supply agreements, board of directors approvals and the completion of satisfactory due diligence by all parties. The parties also reserve the right to withdraw from the joint venture, should they be unable to execute these agreements.

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

Note 5   Long-Term Debt:

         In April 1997, the Company and S-C Rig Investments - III, L.P. ("S-C Rig"), a significant stockholder of the Company and an investment group affiliated with George Soros, modified the terms of the $40.0 million senior unsecured Credit Facility ("S-C Rig Credit Facility"). Under the modified terms of the S-C Rig Credit Facility, all borrowings are required to be made within three years from the initial establishment of the credit facility. The borrowings will accrue interest at a rate of 8% per annum and will mature five years from the date of the final borrowing thereunder. Original terms of the S-C Rig Credit Facility were a 10% interest rate per annum and a four year term from the final borrowing which was required to be made within two years from the establishment of the facility. At September 30, 1997, there was $20 million outstanding under the SC-Rig Credit Facility and was drawn down in November 1997.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6   Shareholders' Equity:

         During 1997, 341 and 250 shares, including accrued dividends through the date of conversion, of the Company's Series O Convertible Preferred Stock ("Series O Stock") and Series P Convertible Preferred Stock ("Series P Stock"), respectively, were converted into approximately 4,355,000 shares and 3,320,000 shares of the Company's common stock, respectively.

         In August 1997, the Company sold 600 shares of its Series Q Convertible Preferred Stock ("Series Q Stock") for an aggregate purchase price of $30 million. The Series Q Stock pays dividends in either shares of the Company's Common Stock or cash at a rate of 10% per annum (12% per annum after a dividend payment failure) at the option of the Company. Additionally, commencing October 10, 1997, each share of Series Q Stock is convertible by the holder into the number of shares of the Company's Common Stock as obtained by dividing the $50,000 stated value per share plus any accrued or unpaid dividends at the date of conversion by the lowest daily volume weighted average price of the Company's Common Stock during the four trading days immediately preceding conversion multiplied by the conversion factor (the conversion factor begins at 100% and becomes 95%, and 90% on January 1, 1998 and April 1, 1998, respectively). However, the holder can only convert up to a maximum of 25% prior to January 1, 1998, an additional 25% prior to March 31, 1998, an additional 30% prior to June 30, 1998 and the remainder thereafter. In connection with this transaction, the Company issued warrants to purchase 1,800,000 shares of the Company's Common Stock at $8.00 per share (subject to adjustment in certain circumstances). The warrants are exercisable at any time, and from time to time, before February 10, 2001.

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

         In January 1997, the Company sold 500 shares of its Series P Stock to a group of investors affiliated with George Soros for an aggregate purchase price of $25 million. The Series P Stock pays dividends in either shares of the Company's Common Stock or cash at a rate of 10% per annum (12% per annum after a dividend payment failure) at the option of the Company. Additionally, commencing April 1, 1997, each share of Series P Stock is convertible by the holder into the number of shares of the Company's Common Stock as obtained by dividing the $50,000 stated value per share plus any accrued or unpaid dividends at the date of conversion by the lowest daily volume weighted average price of the Company's Common Stock during the four trading days immediately preceding conversion multiplied by the conversion factor (the conversion factor begins at 100% and becomes 95%, 90% and 88% on June 29, 1997, December 31, 1997, and June 29, 1998, respectively). However, the holder can only convert up to a maximum of 20% prior to June 30, 1997, an additional 30% prior to December 31, 1997 an additional 30% prior to June 29, 1998 and the remainder thereafter. In connection with this transaction, the Company issued warrants to purchase 850,000 shares of the Company's Common Stock at $9.2625 per share (subject to adjustment in certain circumstances). The warrants are exercisable at any time, and from time to time, before June 30, 2000.

         Pursuant to a registration rights agreement, in February 1997, the Company filed a registration statement under the Securities Act of 1933, as amended, with regard to the resale of shares of Common Stock issuable (i ) for dividends, (ii) upon conversion of Series P Stock, and (iii) upon the exercise of the warrants.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7   Deemed Dividends and Interest:
         The staff of the Securities and Exchange Commission recently clarified their position on accounting for convertible preferred stock and convertible debt which contains a conversion feature with a stated discount to the market price of the Company's common stock at the time of conversion. With respect to convertible preferred stock, solely for purposes of calculating earnings per share, the stated discount is amortized over the period from the date of issuance until the holder is permitted to convert and thus reduces the amount of income available to common stockholders. During the three months and nine months ended September 30, 1997, the Company recognized approximately $1.2 million and $3.1 million, respectively, as a deemed dividend on Series O Stock, Series P Stock and Series Q Stock which resulted in a $0.02 and $0.05 increase in net loss applicable to common shares for the respective periods. With respect to convertible debt, the stated discount is amortized as additional non-cash interest expense over the period from the date of issuance until the holder is permitted to convert. The Company recognized approximately $0.2 million and $2.2 million in deemed interest on its $24.5 million convertible note with Hughes Network Systems, Inc. during the three and nine months ended September 30, 1997.

Note 8   Commitments and Contingent Liabilities:

         FCC Waiver

         In June of 1993, the Company was granted a four-year waiver ("Waiver") of the FCC's construction and loading rules which permitted the Company to construct and activate certain systems on a delayed schedule. Prior to the FCC's 900 MHz spectrum auctions, the Waiver protected the Company's designated frequency area ("DFA") licenses from revocation for lack of construction. Following the FCC's 1996 900MHz spectrum auctions, however, the Waiver became less important to the Company. Specifically, under the terms of the major trading area ("MTA") licenses the Company acquired during the auctions, the construction requirements by the FCC have been relaxed. A MTA will be "constructed" if one-third of the market's population is served within three years of the date of the grant, August 12, 1999, and two-thirds of the population are served within five years of the grant, August 12, 2001. With respect to the Company's DFA licenses, those authorized for spectrum within the geographic area covered by the Company's MTA licenses can be subsummed into the MTA licenses and regulated as one MTA license. The Company constructed any remaining DFA licenses prior to expiration of the waiver.

         As permitted by the FCC, the Company is in the process of subsuming its DFA licenses acquired prior to the auctions with the Company's MTA licenses so that, together, they are regulated as a single MTA license with the automatic delayed construction requirements. The subsumming of the DFA licenses into the MTA licenses is subject to the approval of the Holders of the Company's 15% Senior Secured Discount Notes ("Discount Notes") which have collateralized by the stock of the Company's subsidiaries which hold the DFA licenses and Hughes Network Systems ("HNS"), holder of the Company's $24.5 million loan which is collateralized by the Company's subsidiary which holds the MTA licenses. As of the date hereof, HNS has given its approval and approval of the Trustee of the Discount Notes is pending.

         Litigation

         In June 1994, the Company filed a lawsuit against Harris Adacom Corporation B.V. ("Harris"), a Dutch Corporation, to enforce the Company's right to repayment of a $3.5 million loan made to Harris in January 1994. In or about May 1994, creditors placed Harris into bankruptcy. In response to the Company's lawsuit, Harris and its subsidiaries filed a lawsuit against the Company in the courts of the State of Israel requesting a declaratory judgment that the Company entered into a binding agreement for the purchase by the Company of a significant interest in certain wireless communication business assets owned by Adacom Technologies Ltd., ("ATL"), an affiliate of Harris and an Israeli publicly traded company, and subsequently breached such agreement. In July 1997, the plaintiffs filed a motion with the court seeking to amend the Statement of Claim to assert a claim for monetary damages of approximately $27 million arising out of the same transaction. In addition, the plaintiffs are seeking to add Yaron
         Eitan,  the  Company's  Chairman  of  the  Board,  and  Yoram  Bibring,
         President and CEO of Geotek International Networks, Inc., as party defendants. The plaintiffs' motion to amend requires approval of the court. Based upon independent analysis and the advice of counsel, the Company believes that none of plaintiffs' claims, which they seek to amend in their motion to amend, have any merit and are only an attempt to delay efforts to collect Harris's debt to the Company. The Company intends to defend these actions vigorously. However, the results of litigation are inherently uncertain. If the plaintiffs prevail in this action, it could have a material adverse effect on the financial position of the Company.

         The Company is subject to other various legal proceedings arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind or involve such amounts as would not have a significant adverse effect on the financial position, results of operations or cash flows of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9   Certain Related Party Transactions:

         The Company incurred expenses of $75,000 and $225,000 in each of the three and nine month periods ended September 30, 1997 and 1996, respectively, pursuant to its consulting agreement with a company affiliated with George Soros. Entities affiliated with George Soros also hold the Company's Series H Redeemable Preferred Shares, Series I Convertible Preferred Shares, $5.0 million of the Company's Series N
         Convertible Preferred Stock, Series P Stock, 10% of the Company's Senior Secured Discount Notes due 2005, and the S-C Rig Credit Facility. As discussed in Note 6, 250 shares of the Company's Series P Stock were converted into 3,320,000 shares of the Company's Common Stock during the nine months ended September 30, 1997.

         Geotek Technologies Israel Ltd. ("GTI-Israel") has entered into a subcontractor agreement with Rafael, a shareholder of the Company, under which Rafael will partake in the enhancement and continued development of the Company's digital wireless communications system. Engineering and development expense for the three and nine months ended September 30, 1997 includes approximately $2.1 and $5.5 million, respectively, for activities performed by Rafael under this agreement. For the three and nine month periods ended September 30, 1996, engineering and development performed by Rafael was $1.6 million and $4.5 million, respectively. GTI-Israel has also entered into agreements with Rafael under which Rafael will manufacture the infrastructure equipment to be used by the Company in its US network and to be sold to third parties. Through September 30, 1997, the Company had placed firm orders for equipment totaling $61.7 million of which $47.5 million has been paid to Rafael to date.

         During the three and nine months ended September 30, 1997, the Company, after the elimination of inter-company revenues, recognized approximately $2.8 million and $9.5 million, respectively, on its sale of digital wireless infrastructure equipment to Anam Telecom, the Company's joint venture in Korea. At September 30, 1997, the Company had an accounts receivable from Anam Telecom of approximately $1.3 million.

         The Company has placed firm orders with HNS for $18.7 million in infrastructure equipment for which the Company made deposits totaling $2 million. The Company began receiving the infrastructure equipment in October 1997 and, accordingly, the Company is drawing down on its $100 million vendor credit facility which bears interest at a rate of 10% per annum.

Note 10  Subsequent Events:

         In November 1997, the Company decided to dispose of and subsequently entered into a letter of intent to sell its 64% interest in Bogen Communications International ("BCI") for $18.5 million in cash. In accordance with the Company's debt covenants, these proceeds are restricted in their use. This transaction is subject to, among other things, final documentation. It is anticipated that this transaction, if consummated, will result in a gain which is not material to the consolidated results of operations. This disposition is not expected to have a material effect on the consolidated results of operations of the Company. At September 30, 1997, the Company consolidated the results of operations and financial position of BCI. The total assets and liabilities of BCI at September 30, 1997 as consolidated by the Company were $25.0 million and $11.5 million, respectively. The table below sets forth certain information with respect to the results of operations of BCI, as consolidated by the Company for the three and nine months ended September 30, 1997 and 1996.

                                                   (Dollars in Thousands)

                                         Three Months Ended   Nine Months Ended
                                            September 30          September 30
                                             1997      1996      1997      1996

         Net Product Sales                $13,090   $12,388   $37,135   $34,078
         Cost of goods sold               $ 7,091   $ 6,530   $20,024   $18,628
         Operating expenses               $ 4,087   $ 4,542   $12,697   $12,252
         Net income                       $   910   $   793   $ 1,932   $ 1,417

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 11 Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"):

         In July and August 1995, the Company issued, in a private offering, $227.7 million aggregate principal amount at maturity of 15% Senior Secured Discount Notes due July 15, 2005 ("the Discount Notes"). In connection with the Discount Note offering, the Company's wholly-owned U.S. Domestic Subsidiaries, including Geotek USA, Inc. (formerly PowerSpectrum, Inc.) and its Subsidiaries, (collectively referred to as the "Guarantor Subsidiaries") fully and unconditionally guarantee such Discount Notes jointly and severally. The Guarantor Subsidiaries are wholly owned by the Company. In addition, the Discount Notes are collateralized by a pledge of the capital stock owned by the Company in National Band Three Ltd., Geotek USA, Inc. and Subsidiaries, MetroNet Systems, Inc., Geotek GmbH Holding Corporation and Bogen Communications International, Inc.

         The Guarantor Information of Geotek Communications, Inc. and Subsidiaries has been presented on pages 14 through 19 in order to present the Guarantor Subsidiaries pursuant to the Guarantor relationship. The Guarantor Information is presented as management does not believe that separate financial statements of the Guarantor Subsidiaries would be meaningful. This Guarantor Information should be read in conjunction with the Consolidated Financial Statements. The Discount Notes include covenants that place restrictions on the Company primarily related to making certain investments, paying dividends and incurring additional debt.

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

         (2)  Guarantor Subsidiaries    -For purposes of the Guarantor
                                        Information, Guarantor Subsidiaries
                                        includes all U.S. wireless subsidiaries
                                        of Geotek USA, Inc. ("Geotek USA")
                                        combined with Geotek Financing
                                        Corporation, Geotek License Holding
                                        Inc., MetroNet Systems, Inc. and ANSA
                                        Communications, Inc., both direct wholly owned subsidiaries of the Parent
                                        Company. For purposes of the Guarantor
                                        Information, Geotek USA does not contain the consolidated financial statements of
                                        GTI-Israel, formerly PST, a subsidiary
                                        of Geotek USA, since GTI-Israel is not
                                        a Guarantor Subsidiary. Such statements
                                        of GTI-Israel are included with
                                        Non-Guarantor Subsidiaries.

         (3)  Non-Guarantor
              Subsidiaries              -This includes the Company's
                                        subsidiaries that are not Guarantor
                                        Subsidiaries, principally GTI-Israel,
                                        National Band Three Ltd. and Bogen
                                        Communications International, Inc.
                                        (see Note 10).
         (4)  Reclassifications
              and Eliminations          -Certain reclassifications were made to
                                        conform all of the Guarantor Information to the financial presentation of the Company's consolidated financial statements. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
      Note 11 Condensed Consolidating Financial Information For Guarantors
                      ("Guarantor Information"): continued
                      CONDENSED CONSOLIDATING BALANCE SHEET
                            As of September 30, 1997
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                                                   Geotek
                                        Geotek        Guarantor        Non-Guarantor     Reclassifications        Comm,Inc.
                                       Comm,Inc.     Subsidiaries       Subsidiaries      & Eliminations       & Subsidiaries
                                      ------------   ------------   -----------------   -------------------   -----------------.
                                          (1)             (2)               (3)                (4)
ASSETS
CURRENT ASSETS
Cash and cash equivalents               $22,533       $     834         $  9,856                                  $ 33,223
Restricted cash                           7,949                                                                      7,949
Accounts receivable, net                                  2,811           14,386                                    17,197
Accounts receivable,
  related party                                                            1,707            $    (415)               1,292
Inventories                                              13,435           15,521                                    28,956
Prepaid expenses and
  other assets                            1,466          14,679            9,669                                    25,814
                                       --------       ---------         --------            ---------             --------
Total current assets                     31,948          31,759           51,139                 (415)             114,431
                                       --------       ---------         --------            ---------             --------
Inter-company account                   437,780          89,825                3             (527,608)
Investments in affiliates                19,711                           19,113                 (844)              37,980
Property, plant and
 equipment, net                           4,637         100,220           31,610              (13,883)             122,584
Intangible assets, net                   12,169          69,550           12,182                                    93,901
Other assets                             14,828             331            2,802               (1,464)              16,497
Investments in subsidiaries,
  at cost                                90,683                                               (90,683)
                                       --------       ---------         --------            ---------             --------
Total Assets                           $611,756        $291,685         $116,849            $(634,897)            $385,393
                                       ========       =========         ========            =========             ========

LIABILITIES & SHAREHOLDERS' EQUITY
Current  liabilities
Accounts payable - trade               $  1,021       $   6,907         $ 10,769                                  $ 18,697
Accrued expenses and other                2,939          12,838           42,090                                    57,867
Notes payable, banks and other                                             4,163                                     4,163
Current maturities,
  long-term debt                            370              82                8                                       460
                                       --------       ---------         --------            ---------             --------
Total current liabilities                 4,330          19,827           57,030                                    81,187
                                       --------       ---------         --------            ---------             --------
Long-term debt                          225,342          24,500            5,350            $ ($1,574)             253,618
Intercompany accounts                                   436,398           91,210             (527,608)
Other non current liabilities                                              2,404               (1,464)                 940
Minority interest                                                            832                                       832

Redeemable preferred stock               40,000                                                                     40,000

Shareholders' equity:
Preferred stocks, $.01
  par value                                  11                                                                         11
Common stock, $.01 par value:               697                                                                        697
Capital in excess of par value          451,140          40,621           74,652              (89,110)             477,303
Foreign currency translation
  adjustment                                                              (3,177)                                   (3,177)
Accumulated deficit                    (108,378)       (229,661)        (111,452)             (15,141)            (464,632)
Treasury stock, at cost                  (1,386)                                                                    (1,386)
                                       --------       ---------         --------            ---------             --------
                                        342,084        (189,040)         (39,977)            (104,251)               8,816
                                       --------       ---------         --------            ---------             --------
                                       $611,756       $ 291,685         $116,849            $(634,897)            $385,393
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


                                                                                                                     Geotek
                                                 Geotek         Guarantor     Non-Guarantor  Reclassifications     Comm., Inc.
                                                Comm. Inc.     Subsidiaries    Subsidiaries    & Eliminations    & Subsidiaries
                                                ----------     ------------    ------------    --------------    --------------
                                                   (1)                            (2)               (3)               (4)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                         $ 94,218      $     364       $   9,023                           $ 103,605
Restricted cash                                      7,794                          1,624                               9,418
Accounts receivables trade, net                                       620          14,815                              15,435
Inventories, net                                                   15,915          12,235                              28,150
Prepaid expenses and other assets                    4,514         12,093           6,777                              23,384
                                                  --------      ---------       ---------         ---------         ---------
Total current assets                               106,526         28,992          44,474                             179,992
                                                  --------      ---------       ---------         ---------         ---------
Inter-company account                              307,673         76,303                         $(383,976)
Investments in affiliates                           11,954                         25,181              (163)           36,972
Property, plant and equipment, net                   1,155         70,297          32,753           (10,624)           93,581
Intangible assets, net                              12,492         66,064          12,952                              91,508
Other assets                                        29,363            217             403            (1,914)           28,069
Investments in Subsidiaries,
  at cost                                           89,921                                          (89,921)
                                                  --------      ---------       ---------         ---------         ---------
                                                  $559,084      $ 241,873       $ 115,763         $(486,598)        $ 430,122
                                                  ========      =========       =========         =========         =========

LIABILITIES & SHAREHOLDERS' EQUITY

Current  liabilities:
Accounts payable - trade                          $    762      $   6,993       $  12,832                           $  20,587
Accrued expenses and other                           6,546         11,319          31,414                              49,279
Notes payable, banks and other                                                      8,575         $    (500)            8,075
Current maturities, long-term debt                     101            155               5                                 261
                                                  --------      ---------       ---------         ---------         ---------
Total current liabilities                            7,409         18,467          52,826              (500)           78,202
                                                  --------      ---------       ---------         ---------         ---------
Inter-company account                                             316,716          67,260          (383,976)
Long-term debt                                     186,823         24,500           5,681            (1,574)          215,430
Other non-current liabilities                                                       2,422            (1,414)            1,008
Minority interest                                                                     438                                 438

Redeemable preferred stock                          40,000                                                             40,000

Shareholders' equity:
Preferred stocks, $.01 par value                        11                                                                 11
Common stock, $.01 par value                           600                                                                600
Capital in excess of par value                     403,103         40,621          74,106           (88,347)          429,483
Foreign currency translation adjustment                                               942                                 942
Accumulated deficit                                (77,476)      (158,431)        (87,912)          (10,787)         (334,606)
Treasury stock, at cost                             (1,386)                                                            (1,386)
                                                  --------      ---------       ---------         ---------         ---------
                                                   324,852       (117,810)        (12,864)          (99,134)           95,044
                                                  --------      ---------       ---------         ---------         ---------
                                                  $559,084      $ 241,873       $ 115,763         $(486,598)        $ 430,122
                                                  ========      =========       =========         =========         =========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
     Note 11. Condensed Consolidating Financial Information For Guarantors
                      ("Guarantor Information"): continued
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the Nine Months Ended September 30, 1997
                             (Dollars in thousands)
                                    Unaudited


                                                                                                                     Geotek
                                                 Geotek         Guarantor     Non-Guarantor  Reclassifications     Comm., Inc.
                                                Comm. Inc.     Subsidiaries    Subsidiaries    & Eliminations    & Subsidiaries
                                                ----------     ------------    ------------    --------------    --------------
                                                   (1)              (2)            (3)              (4)
REVENUES
       Net product sales                                        $  3,191        $ 86,156         $(21,484)         $  67,863
       Service income                                              1,042          23,755              (71)            24,726
                                                                --------        --------         --------          ---------
Total revenues                                                     4,233         109,911          (21,555)            92,589
                                                                --------        --------         --------          ---------

Costs and expenses:
    Cost of goods sold                                            18,411          59,560          (16,491)            61,480
    Cost of services                                              13,397           7,488             (359)            20,526
    Engineering and development                                    8,165          23,076              203             31,444
    Marketing                                     $     225       15,131          12,118                              27,474
    General and administrative                        6,711        8,981          17,784                              33,476
    Depreciation                                        250        9,173           5,579             (851)            14,151
    Amortization of intangibles                       1,558          627           1,839             (537)             3,487
    Equity in losses of investees                     1,230                        3,403                               4,633
    Interest expense                                 24,242        2,216           1,326             (487)            27,297
    Interest income                                  (3,025)                      (1,091)             487             (3,629)
    Other income                                       (289)        (638)            (50)             834               (143)
                                                  ---------     --------        --------         --------          ---------
Total Costs and expenses                             30,902       75,463         131,032          (17,201)           220,196
                                                  ---------     --------        --------         --------          ---------
Loss from operations before
       taxes on income and
       minority interest                            (30,902)     (71,230)        (21,121)          (4,354)          (127,607)
Taxes on income                                                                   (2,026)                             (2,026)
Minority interest                                                                   (393)                               (393)
                                                  ---------     --------        --------         --------          ---------
Net loss                                          $ (30,902)    $(71,230)       $(23,540)        $ (4,354)         $(130,026)
                                                  =========     ========        ========         ========          =========


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

                                                                                                                     Geotek
                                                 Geotek         Guarantor     Non-Guarantor  Reclassifications     Comm., Inc.
                                                Comm. Inc.     Subsidiaries    Subsidiaries    & Eliminations    & Subsidiaries
                                                ----------     ------------    ------------    --------------    --------------
                                                   (1)              (2)            (3)              (4)
REVENUES
    Net product sales                                           $    534        $ 66,828         $(23,964)          $ 43,398
    Service income                                                   166          24,297                              24,463
                                                                --------       ---------         --------          ---------
Total revenues                                                       700          91,125          (23,964)            67,861
                                                                --------       ---------         --------          ---------
Costs and expenses:
   Cost of goods sold                                              5,084          43,083          (17,823)            30,344
   Cost of services                                                8,859          10,626             (452)            19,033
   Engineering and development                     $  1,859        8,137          16,092              (67)            26,021
   Marketing                                            203       11,446          12,922                              24,571
   General and administrative                         8,477        5,843          11,111                              25,431
   Depreciation                                          60        3,167           6,015                               9,242
   Amortization of intangibles                        1,686          890           1,424                               4,000
   Equity in losses of investees                      1,169                                                            1,169
   Interest expense                                  22,487          129           2,033             (779)            23,870
   Interest income                                   (4,943)        (164)           (582)             779             (4,910)
   Other income, net                                   (124)        (766)            (82)             124               (848)
                                                  ---------     --------       ---------         --------          ---------
Total Costs and expenses                             30,874       42,625         102,642          (18,218)           157,923
                                                  ---------     --------       ---------         --------          ---------
Loss from operations before
   taxes on income and
   minority interest                                (30,874)     (41,925)        (11,517)          (5,746)           (90,062)
Taxes on income                                                                   (1,918)                             (1,918)
Minority interest                                                                   (228)                               (228)
                                                  ---------     --------       ---------         --------          ---------
Net loss                                          $ (30,874)    $(41,925)      $ (13,663)        $ (5,746)         $ (92,208)
                                                  =========     ========       =========         ========          =========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
     Note 11. Condensed Consolidating Financial Information For Guarantors
                      ("Guarantor Information"): continued
                    CONDENSED CONSOLIDATING STATEMENT OF CASH
                    FLOWS For the Nine Months Ended September
                                    30, 1997
                             (Dollars in thousands)
                                    Unaudited

                                                                                                                     Geotek
                                                 Geotek         Guarantor     Non-Guarantor  Reclassifications     Comm., Inc.
                                                Comm. Inc.     Subsidiaries    Subsidiaries    & Eliminations    & Subsidiaries
                                                ----------     ------------    ------------    --------------    --------------
                                                       (1)              (2)            (3)              (4)
Cash Flows From Operating Activities:
Net loss                                               ($30,902)     $(71,230)       $(23,540)        $(4,354)         $(130,026)
    Adjustments to reconcile net loss to
       net cash used in operating
       activities:
       Minority interest                                                                  393                                393
       Depreciation & amortization                        1,807        10,689           6,211            (185)            18,522
       Equity in losses of investees                      1,230                         3,403                              4,633
       Provision for inventory reserve for the
          lower of cost or market                                       1,099             464                              1,563
       Post acquisition adjustment for
          utilization of acquired net operating
          loss carry forwards                                                             188                                188
       Non cash interest expense                         21,432         2,246                                             23,678
    Changes in operating assets & liabilities:
       Accounts receivable                                             (2,191)         (1,278)            415             (3,054)
       Inventories                                                      1,381          (3,750)                            (2,369)
       Prepaid expenses and other assets                   (452)       (2,560)         (3,445)                            (6,457)
       Accounts payable & accrued expenses               (3,348)        1,433           8,615                              6,700
       Other                                                 30           (30)            179                                179
                                                       --------      --------        --------         -------          ---------
       Net cash used in operating
                 activities                             (10,203)      (59,163)        (12,560)         (4,124)           (86,050)
                                                       --------      --------        --------         -------          ---------
Cash flows from investing activities:
    Acquisition of licenses                                              (708)                                              (708)
    Acquisitions of property & equipment                   (892)      (37,963)         (5,785)          4,147            (40,493)
    Decrease in contract deposits                                                         481                                481
    Interest capitalized on construction in
         progress and precommercial spectrum
         licenses                                        (1,256)       (5,639)                                            (6,895)
    Cash invested in unconsolidated
         subsidiaries, net                               (3,246)                       (2,584)                            (5,830)
    Decrease in restricted cash                            (155)                        1,624                              1,469
    Other                                                                 274                                                274
                                                       --------      --------        --------         -------          ---------
Net cash (used in) provided by
     investing activities                                (5,549)      (44,036)         (6,264)          4,147            (51,702)
                                                       --------      --------        --------         -------          ---------
Cash flows from financing activities:
    Net repayments under line of credit
       agreements                                                                      (3,912)                            (3,912)
    Borrowings under credit facility                     20,000                                                           20,000
    Proceeds from issuance of convertible
       preferred stock                                   55,000                                                           55,000
    Repayment of capital lease obligation                  (164)                                                            (164)
    Proceeds from exercise of warrants
       & options                                            212                                                              212
    Payment of preferred dividends                       (3,839)                                                          (3,839)
    Capital contributed from parent                    (127,142)      103,669          23,496             (23)
    Other                                                                                (116)                              (116)
                                                       --------      --------        --------         -------          ---------
    Net cash (used in) provided by
       financing activities                             (55,933)      103,669          19,468             (23)            67,181
                                                       --------      --------        --------         -------          ---------
Effect of exchange rate changes on cash                                                   189                                189
(Decrease) increase in cash & cash equivalents          (71,685)          470             833                            (70,382)
Cash & cash equivalents, beginning of period             94,218           364           9,023                            103,605
                                                       --------      --------        --------         -------          ---------
Cash & cash equivalents, end of period                 $ 22,533      $    834        $  9,856            --            $  33,223
                                                       ========      ========        ========         =======          =========


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


                                                                                                                     Geotek
                                                 Geotek         Guarantor     Non-Guarantor  Reclassifications     Comm., Inc.
                                                Comm. Inc.     Subsidiaries    Subsidiaries    & Eliminations    & Subsidiaries
                                                ----------     ------------    ------------    --------------    --------------
                                                       (1)              (2)            (3)              (4)
Cash Flows From Operating Activities:
    Net loss                                          $ (30,874)    $(41,925)       $(13,663)        $(5,746)          $(92,208)
    Adjustment to reconcile net loss to net
          cash used in operating activities:
       Minority interest                                                                 228                                228
       Depreciation & amortization                        1,746        4,057           8,256            (328)            13,731
       Equity in net loss of investees                    1,169                                                           1,169
       Non cash management consulting expense                          2,075                                              2,075
       Post acquisition adjustment for
          utilization of acquired net
          operating loss carry forward                                                 1,336                              1,336
       Non cash acquisition of interest in
          subsidiary assigned to a research
          & development project                           1,859                                                           1,859
       Non cash interest expense                         18,744                                                          18,744
    Changes in operating assets and liabilities:
       Accounts receivable                                              (207)         (2,001)                            (2,208)
       Inventories                                                   (11,903)         (1,946)                           (13,849)
       Prepaid expenses                                    (128)      (4,061)         (2,507)                            (6,696)
       Accounts payable & accrued expenses                4,402        8,096          (1,530)                            10,968
       Other                                                 75          (95)           (594)                              (614)
                                                      ---------     --------        --------         -------           --------
    Net cash used in operating activities                (3,007)     (43,963)        (12,421)         (6,074)           (65,465)
                                                      ---------     --------        --------         -------           --------
Cash flows from investing activities:
    Net decrease in temporary investments                 7,945                                                           7,945
    Acquisition of spectrum licenses                                                 (29,738)                           (29,738)
    Acquisitions of property & equipment                   (120)     (31,263)         (8,408)          5,746            (34,045)
    Interest capitalized on construction
       in progress and precommercial licenses                         (2,905)                                            (2,905)
    Cash invested in unconsolidated
       subsidiaries                                      (9,953)                                                         (9,953)
    Cash received from acquisition of subsidiary                                         263                                263
    Decrease contract deposits - other
       current assets                                                                    684                                684
    Decrease in restricted cash                          29,838                                                          29,838
                                                      ---------     --------        --------         -------           --------
    Net cash provided by (used in)
       investing activities                              27,710      (34,168)        (37,199)          5,746            (37,911)
                                                      ---------     --------        --------         -------           --------
Cash flows from financing activities:
   Net borrowings under
     line of credit agreements                                                          (232)                              (232)
   Proceeds from issuance of convertible notes           75,000                                                          75,000
   Deferred financing costs                              (2,250)                                                         (2,250)
   Net proceeds from issuance of
      Preferred stock                                    53,350                                                          53,350
   Repayments of debt                                                   (605)           (255)                              (860)
   Repayment of capital lease obligations                   (45)                        (324)                              (369)
   Exercise of warrants & options                         2,559                                                           2,559
   Payment of preferred dividends                        (3,852)                                                         (3,852)
   Financing costs                                       (1,080)                                                         (1,080)
   Other                                                                                (431)                              (431)
   Capital contributed from parent                     (128,748)      78,539          49,881             328
                                                      ---------     --------        --------         -------           --------
     Net cash (used in) provided by
       financing activities                              (5,066)      77,934          48,639             328            121,835
                                                      ---------     --------        --------         -------           --------
Effect of exchange rate changes on cash                                               (1,614)                            (1,614)
Increase (decrease) in cash & cash equivalents           19,637         (197)         (2,595)                            16,845
Cash & cash equivalents, beginning of period             53,128          522           7,778                             61,428
                                                      ---------     --------        --------         -------           --------
Cash & cash equivalents, end of period                $  72,765     $    325        $  5,183            --             $ 78,273
                                                      =========     ========        ========         =======           ========


                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto, included elsewhere in this report.

Results of Operations

General

     The Company has devoted and expects to continue to devote substantial financial and management resources to the continued development and deployment of its FHMA(R) system, a low cost, high quality integrated digital voice and data wireless communications network which it is currently operating in eleven markets in the United States ("U.S. Network"). The Company, through its subsidiaries and joint ventures, may deploy FHMA(R) systems internationally. Although Management believes these activities will have a positive effect on the Company's results of operations in the long term, it is expected to have a substantial negative effect on the Company's results of operations and financial position in the short term. The Company expects to incur substantial losses and have negative cash flow from operations for the foreseeable future, attributable primarily to the operating, sales, marketing, general and administrative expenses relating to the roll-out of the U.S. Network as well as to a high investment in engineering and development related to its wireless communications activities. There can be no assurance that the Company will operate at profitable levels, have positive cash flow from operations, or continue to obtain financing to continue to implement its operating plan.

     The Company is in the early stages of operations of its networks in Philadelphia, Washington DC/Baltimore, New York, Boston, Miami, Dallas, Tampa, San Antonio, Houston and Phoenix and, as a result, has not yet generated positive cash flow. The Company's existing cash resources at September 30, 1997, line of credit facilities and expected cash flow from operations will be insufficient to fund its current operations and the full implementation of the Company's business plan which includes: the roll out of the US Network in over 40 markets; the deployment of international digital wireless networks; the repayment of convertible debt and redeemable preferred stock (if such are not converted into equity); the repayment of the Company's vendor credit and Senior Secured Discount Notes due 2005; and the acquisition of businesses in the field of telecommunications and of spectrum in the United States and internationally.

     Based on the Company's current business plan, the Company estimates that it will need approximately $250 million of additional financing through the end of 1998 and additional financing thereafter to implement its business plan. The amount of significant additional financing required will increase if the Company experiences: delays in the commercial implementation of its U.S. Network (which have occurred in the past); cost overruns; or, other unanticipated cash needs. The Company does not intend to construct additional markets or to expand into new international digital wireless networks until such time as it obtains sufficient financing to do so. The Company believes that its market by market roll-out plan of its FHMA(R) network will permit the Company to control its cash expenditures to a limited extent by focusing its activities in certain markets while reducing or delaying its activities in other markets. The Company anticipates that additional financing, may be obtained from one or more sources, including, but not limited to, public or private equity or debt offerings, bank loans, strategic partners, joint ventures, vendor financing, leasing arrangements, sale of non-strategic assets or a combination thereof. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms or at all. The failure to obtain the requisite additional capital would prevent the Company from executing its short and long term business plan, would result in the Company violating certain contractual covenants, and would affect the Company's ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. They do not include any adjustments that might result from the aforementioned uncertainty.

      The Company has historically grouped its operations into two types of activities: wireless communications and communications products. The Company's wireless communications subsidiaries are currently engaged in providing digital wireless communications service in the United States, enhancing its proprietary FHMA(R) digital wireless system, selling its proprietary digital wireless infrastructure equipment, implementing digital wireless communications systems internationally, developing and selling wireless data solutions, and providing analog trunked mobile radio services in the United Kingdom and Germany. In November 1997, based upon a letter of intent, the Company agreed to sell its communication products subsidiary, Bogen Communications International, Inc. ("BCI"), for $18.5 million in cash (see discussion below). BCI is primarily engaged in the development, manufacturing, and marketing of telephone peripherals and sound and communications equipment. This transaction is subject to, among other things, final documentation.

     In July 1997, Industry Canada, the Canadian regulatory agency responsible for spectrum allocation, affirmed its 1996 authorization of 900 MHz licenses to Geotek Communications Canada Inc. ("Geotek Canada") in the provinces of Ontario, Quebec and British Columbia. Geotek Canada, the license holder, is a wholly-owned subsidiary of GeoNet Communications Canada Inc. ("GeoNet Canada") which the Company formed in July 1997 with two Canadian partners. The Company invested $2 million in GeoNet Canada and the two Canadian partners invested $1 million each for a total initial investment of $4 million. The Company received a 50% equity interest and has the maximum allowable voting interest of 33% in accordance with Canadian foreign ownership regulations. The Company and its partners are currently negotiating a series of agreements, which will include future financing commitments for GeoNet Canada and is subject to, among other things, the parties' agreement on the business plan, build-out and marketing strategies, FHMA(R) equipment supply agreements, board of directors approvals and the completion of satisfactory due diligence by all parties. The parties also reserve the right to withdraw from the venture should they be unable to execute these agreements. The joint venture is in the early stages of deployment of a FHMA(R) system in Canada. The deployment of a FHMA(R) system in Canada will be subject to the same risks attendant to the development and deployment of the Company's digital wireless system in the United States.

     Additionally, the Company holds a 21% interest in Anam Telecommunications, Inc. ("Anam Telecom"), a holder of a nationwide trunked radio system license in Korea. The license covers a geographic area with a population of approximately 45 million people and is based on the implementation of the Company's FHMA(R) system on an 800 MHz frequency. The Company's FHMA(R) system operates in the 900 MHz frequency band in the United States. Anam Telecom commenced commercial operations in November 1997 in the Seoul region of Korea. The deployment of a FHMA(R) based digital system in Korea is subject, but not limited to, the same risks attendant to the deployment of the Company's digital wireless system in the United States.

     The Company's subsidiary, Geotek Technologies, Inc. ("GTI") has entered into contracts to provide FHMA(R) based digital systems and related equipment to Anam Telecom as well as Hyundai Electronics who in turn will sell such equipment to unrelated Korean regional operators. It is anticipated that the Korean regional operators will commence commercial operations in the fourth quarter of 1997.

     The Company's 50/50 joint venture in Germany, which was established in December 1996 through a merger of the Company's German networks and RWE Telliance A.G. ("RWE") mobile radio network, provides analog radio service to approximately 40,900 subscribers.

     In June 1996, the United Kingdom Department of Trade and Industry awarded the Company's United Kingdom operating subsidiary, National Band Three Ltd. ("NB3"), a license to operate a digital Public Access Mobile Radio ("PAMR") network in the United Kingdom. NB3 already provides analog PAMR services to approximately 64,900 business subscribers throughout the United Kingdom. Under the terms of the digital license, NB3 received an initial allocation of two megahertz of spectrum in the 410-430 MHz band for the construction of a network based on the new Trans European Trunked Radio ("TETRA") standard. There can be no assurance that NB3 will be able to implement a TETRA system or, if implemented, when NB3 will be in a position to roll-out a TETRA-based system. The development of a TETRA-based system in the United Kingdom will be subject to many of the same risks attendant to the development of the Company's digital wireless system in the United States.

     The Corporate Group includes the Company's Corporate headquarters and the Geotest, Inc. subsidiary, which in accordance with a December 1996 definitive agreement, the Company sold in 1996.

Summary of Operations

     The summary of operations provides an analysis of the three and nine months ended September 30, 1997 compared to the same periods in 1996. For purposes of this discussion, year to date represents the nine month period ended September 30.

Consolidated

     Consolidated revenues increased by 63% for the three months ended September 30, 1997 and by 36% year to date 1997 over the same period of 1996 principally due to GTI commencing shipments of digital wireless infrastructure equipment to Korea and subscriber growth on the U.S. Network and the NB3 network in the United Kingdom. These increases were offset by the deconsolidation of the Company's German Networks which the Company merged with RWE in December 1996 and now accounts for the merged entity under the equity method of accounting.

     Consolidated operating expenses increased by 69% in the third quarter of 1997 and by 40% year to date 1997 compared to the same periods in 1996. This is, primarily, from increased product costs due to commencing shipment of digital wireless infrastructure equipment to Korea. In addition, there was increased engineering and development expenses resulting from certain non-recurring charges, increased general and administrative expenses for GTI and the U.S. Network to support the growth and sales of these entities as well as increased sales and administrative expenses for NB3 related to activities associated with the planning for a digital wireless system in the United Kingdom.

     Consolidated losses increased by $19.2 million to $53.7 million during the third quarter of 1997 and by $37.8 million to $130.0 million year-to-date 1997, principally, due to increased engineering and development expense as well as increased operating cost of the U.S. Network to support the roll-out.

Wireless Communications Activities

     The tables below set forth certain information with respect to the results of operations of the Company's Wireless Communications Activities for the three months ended September 30, 1997 and 1996. Other International Activities include the Company's German Networks, international business development activities and equity interests in its Korean Joint Ventures. The Geotek Technologies column includes Geotek Technologies Israel, Ltd., formerly PowerSpectrum Technology, the Company's equipment and research and development operation, and wireless data activities includes the Company's MIS and GMSI, Inc. subsidiaries.

                  For the Three Months Ended September 30, 1997
                             (Dollars in Thousands)


                                           US                      Other Int'l       Geotek        Wireless
                                         Network         NB3        Activities    Technologies       Data           Total
                                         -------         ---        ----------    ------------       ----           -----
Revenues                                $  1,867       $ 7,750                      $ 14,752       $  1,551       $ 25,920
Gross profit                             (10,264)        4,947                          (374)           319         (5,372)
    %  of revenues                                          64%                         (2.5%)           21%           (21%)
Engineering and Development                                                           13,213            519         13,732
Marketing                                  6,351         1,260                           299            409          8,319
General and Administrative                 3,402         1,900       $    299          3,175            519          9,295
Equity in losses of less than
    50%-owned entities                                                  1,025                                        1,025
Other (income) expense                        (9)                                                                       (9)
(Loss) income before
    interest and
    amortization & depr                  (20,008)        1,787         (1,324)       (17,061)        (1,128)       (37,734)
Amortization and
    depreciation                           3,632         1,218            257            830             54          5,991
(Loss) income before
    interest                             (23,640)          569         (1,581)       (17,891)        (1,182)       (43,725)
Net (loss) income                       $(23,566)      $   424        $(1,620)      $(18,001)       $(1,042)      $(43,805)
Subscribers                                9,900        64,900         20,450*                                      95,250


*  - Represents  the  Company's   proportionate  share of  approximately  40,900
     subscribers utilizing the networks of the German joint venture.

                  For the Three Months Ended September 30, 1996
                             (Dollars in Thousands)


                                           US                      Other Int'l       Geotek        Wireless
                                         Network         NB3        Activities    Technologies       Data           Total
                                         -------         ---        ----------    ------------       ----           -----
Revenues                                $    198       $  7,136      $  1,162                      $  1,500       $  9,996
Gross profit                              (4,664)         4,306           373                           195            210
    %  of revenues                                           60%           32%                           13%           2.1%
Engineering and Development                  527                                    $  8,182             89          8,798
Marketing                                  4,129          1,474           107                           369          6,079
General and Administrative                 2,562            482         1,982            415            286          5,727
Equity in losses of less than
    50%-owned entities                                                                     9                             9
Other income                                  20                                         (84)                          (64)
(Loss) income before
interest and
amortization & depr.                     (11,902)         2,350        (1,641)        (8,597)          (549)       (20,339)
Amortization and
depreciation                               2,141          1,562           858            618             47          5,226
(Loss) income before
interest                                 (14,043)           788        (2,499)        (9,215)          (596)       (25,565)
Net (loss) income                       $(13,257)      $   (566)     $ (2,648)      $ (9,029)      $   (648)      $(26,148)
Subscribers                                1,100         62,300        15,000                                       78,400


     Revenues from wireless communications increased by $15.9 million or 159% for the three months ended September 30, 1997. This increase is primarily due to an increase in Geotek Technologies' revenues resulting from the sale of digital wireless infrastructure equipment to the Company's Korean customers which includes the Company's joint venture in Korea (for which the Company eliminates 21% of intercompany revenue). Additionally, revenues increased due to the increase in the number of subscribers using the U.S. Network and the NB3 network. These increases were offset by the deconsolidation of the German networks in December 1996 due to the merger with RWE. At September 30, 1997, the U.S. Network had 9,900 subscribers activated on the system. U.S. Network service revenues are recognized upon installation of the subscriber unit which occurs subsequent to activation. The increase in negative gross profit for the U.S. Network is primarily the result of increased direct service costs related to the roll-out of the digital network in additional markets, the cost of which are currently not covered by revenues, and the cost of subscriber inventory units which are marketed under a promotion program at an amount less than cost.

     Engineering and development costs related to the digital wireless system and subscriber unit were $13.2 million and $8.2 million for the three months ended September 30, 1997 and 1996, respectively. The increase is due to non-recurring development costs for the portable subscriber unit and related portable docking station as well as switch development costs. The Company expects significant engineering and development costs to continue in the future in connection with continued enhancements, maintenance and upgrades to the system and subscriber unit and adaptation of the digital wireless system to frequencies other than 900 MHz.

     The Company's U.S. Network is in various stages of operations in 11 markets throughout the United States and, accordingly, continues to put in place its marketing, engineering, operations and administrative staff and systems. During the third quarter of 1997, the Company commenced operations in Houston, Phoenix and San Antonio. Marketing expenses increased by approximately $2.2 million or 37% due to the U.S. Network marketing programs and increase in staff needed to execute the roll-out of the U.S. Network in its markets and activities at NB3 related to the planning for a digital network in the United Kingdom.

     The Company's equity in losses of less than 50% owned entities in 1996 is attributable solely to the results of the Company's Korean joint ventures. The comparable loss for 1997 is attributable to the Company's German and Korean joint ventures of $0.8 million and $0.2 million, respectively. As discussed above, the Company's Korean joint ventures are in the process of establishing a digital network in Korea. It is expected that these entities will continue to generate substantial losses in the near future. As discussed previously, in December 1996, the Company merged its German networks with RWE's network in Germany and, thus, deconsolidated these entities. At September 30, 1997, the merged entity had approximately 40,900 subscribers of which the Company's proportionate ownership interest is approximately 20,450.

     Wireless activities generated a loss before interest, taxes, amortization and depreciation of $37.7 million for the three months ended September 30, 1997 compared to $20.3 million in 1996. This increase is primarily due to costs related to the ongoing roll-out of the digital wireless communication system in the U.S. offset by the deconsolidation of the German networks in 1997.

     The tables below set forth certain information with respect to the results of operations of the Company's Wireless Communications Activities for the nine months ended September 30, 1997 and 1996. Other International Activities include the Company's German Networks, international business development activities and equity interests in its Korean Joint Ventures. The Geotek Technologies column includes Geotek Technologies Israel, Ltd., formerly PowerSpectrum Technology, the Company's equipment and research and development operation, and the wireless data activities include the Company's MIS and GMSI, Inc. subsidiaries.

                  For the Nine Months Ended September 30, 1997
                             (Dollars in Thousands)


                                           US                      Other Int'l       Geotek        Wireless
                                         Network         NB3        Activities    Technologies       Data           Total
                                         -------         ---        ----------    ------------       ----           -----
Total
Revenues                                $   3,314      $23,293       $     71       $  22,092      $  6,685        $   55,455
Gross profit                              (26,244)      15,098              9           3,092         1,518            (6,527)
   % of revenues                                            65%            13%             14%           23%              (12%)
Research and Development                                                               27,668         1,784            29,452
Marketing                                  15,355        4,216                            299         1,215            21,085
General and Administrative                  8,981        4,571          1,842           5,901         1,153            22,448
Equity in losses of less than
  50%-owned entities                                                    4,608                                           4,608
Other (income) expense                        (96)                                                                        (96)
(Loss) income before
  interest and
  amortization & depr.                    (50,484)       6,311         (6,441)        (30,776)       (2,634)          (84,024)
Amortization and depreciation               8,951        3,834            807           2,008           161            15,761
(Loss) income before interest             (59,435)       2,477         (7,248)        (32,784)       (2,795)          (99,785)
Net (loss) income                        $(59,225)     $ 1,763        $(7,370)       $(32,433)      $(2,764)        $(100,029)
Subscribers                                 9,900       64,900         20,450*                                         95,250


* - Represents the Company's proportionate share of approximately 40,900 subscribers utilizing the networks of the German joint venture.

                  For the Nine Months Ended September 30, 1996
                             (Dollars in Thousands)


                                           US                      Other Int'l       Geotek        Wireless
                                         Network         NB3        Activities    Technologies       Data           Total
                                         -------         ---        ----------    ------------       ----           -----
Revenues                                $     370      $20,534       $  3,046                      $  5,932       $  29,882
Gross profit                              (13,077)      13,174            309                         1,250           1,656
    %  of revenues                                          64%            10%                           21%            5.5%
Research and Development                                                            $  22,920           616          23,536
Marketing                                  11,648        4,054            511                         1,004          17,217
General and Administrative                  5,841        2,024          4,966           1,378           681          14,890
Equity in losses of less than
    50%-owned entities                                                  1,029                                         1,029
Other income                                 (765)                        (84)                                         (849)
(Loss) income before
    interest and
    amortization & depr.                  (29,801)       7,096         (6,113)        (24,298)       (1,051)        (54,167)
Amortization and depreciation               3,793        3,791          2,536           1,224           140          11,484
(Loss) income before interest             (33,594)       3,305         (8,649)        (25,522)       (1,191)        (65,651)
Net (loss) income                        $(33,306)     $ 1,856        $(9,056)       $(25,328)      $(1,305)       $(67,139)
Subscribers                                 1,100       62,300         15,000                                        78,400


     Revenues from wireless communications increased by $25.6 million or 86% for the nine months ended September 30, 1997. This increase is primarily due to an increase in Geotek Technologies' revenues for the sale of digital wireless infrastructure equipment and the increase in the number of subscribers using the NB3 network offset by the deconsolidation of the German networks in December 1996 due to the merger with RWE. At September 30, 1997, the U.S. Network had 9,900 subscribers activated on the system. U.S. Network service revenues are recognized upon installation of the subscriber unit which occurs subsequent to activation. The increase in negative gross profit for the U.S. Network is primarily the result of increased direct service costs related to the roll-out, the cost of which are currently not covered by revenues, and the cost of subscriber inventory units which are marketed under a promotion program at an amount less than cost.

     Engineering and development cost related to the digital wireless system and subscriber unit were $27.7 million for the nine months ended September 30, 1997 compared to $23.0 million for the same period of 1996. The increase is due to non-recurring development costs for the Company's portable subscriber unit and switch. The Company expects significant engineering and development costs to continue in the future in connection with continued enhancements, maintenance and upgrades to the system and subscriber unit and adaptation of the digital wireless system to frequencies other than 900 MHz.

     Development costs related to wireless data products were $1.8 million for the nine months ended September 30, 1997 compared to $0.6 million for the same period of 1996. This increase is due to the growth of MIS Ltd., the Company's data development subsidiary, which the Company purchased the remaining 50% interest in July 1996.

     The Company's U.S. Network is in various stages of operations in 11 markets throughout the United States and accordingly, continues to put in place its marketing, engineering, operations and administrative staff and systems. During 1997, the Company commenced operations in Tampa, Houston, Phoenix and San Antonio. Marketing expenses increased by approximately $3.9 million or 22% due to the U.S. Network marketing programs and increase in staff needed to execute the roll-out of the U.S. Network in the initial markets. General and administrative expenses increased $7.6 million due to increased administrative staff to support the roll-out of the U.S. Network, Geotek Technologies Sales and NB3 digital network activities.

     The Company's equity in losses of less than 50% owned entities in 1996 is attributable solely to the results of the Company's Korean joint ventures. The comparable loss for 1997 is attributable to the Company's German and Korean joint ventures of $3.4 million and $1.2 million, respectively. As discussed above, the Company's Korean joint ventures are in the process of establishing a digital network in Korea. It is expected that these entities will continue to generate substantial losses in the near future. As discussed previously, in December 1996, the Company merged its German networks with RWE's network in Germany.

     Wireless activities generated a loss before interest, taxes, amortization and depreciation of $84.0 million for the nine months ended September 30, 1997 compared to $54.2 million in 1996. This increase is primarily due to costs related to the ongoing roll-out of the digital wireless communication system for the U.S. Network offset by the deconsolidation of the German networks in 1997.

Communications Products Activities

     In November 1997, the Company decided to dispose of and subsequently entered into a letter of intent to sell its 64% interest in Bogen Communications International ("BCI") for $18.5 million in cash. In accordance with the Company's debt covenants, these proceeds are restricted in their use. This transaction is subject to, among other things, final documentation. It is anticipated that this transaction, if consummated, will result in a gain which is not material to the consolidated results of operations. This disposition is not expected to have a material effect on the consolidated results of operations of the Company. At September 30, 1997, the Company consolidated the results of operations and financial position of BCI. The total assets and liabilities of BCI at September 30, 1997 as consolidated by the Company were $25.0 million and $11.5 million, respectively.


                                                              (Dollars in Thousands)
                                                   Three months ended        Nine months ended
                                                      September 30             September 30
                                                    1997       1996          1997        1996
                                                    ----       ----          ----        ----
Revenues                                          $13,090     $12,388       $37,135    $34,078
Gross profit                                        5,999       5,858        17,111     15,450
   % of revenue                                        46%         47%           46%        45%
Research and Development                              639         825         1,992      2,104
Marketing                                           1,994       2,418         6,388      6,553
General and Administration                          1,454       1,299         4,317      3,595
Other income                                          (20)                      (54)
Income before interest, tax, minority interest,
   amortization & depreciation                      1,932       1,316         4,468      3,198
Amortization & depreciation                           308         162           596        487
Interest expense, tax & minority interest             714         361         1,940      1,294
Net income (loss)                                 $   910     $   793       $ 1,932    $ 1,417


     Revenues from communications products activities increased by $0.7 million or 6% to $13.1 million for the three months ended September 30, 1997 and by $3.1 million or 9% to $37.1 million year to date 1997. Revenues increased for the three and nine months due to increases in BCI's core product lines which include commercial sound, engineered system and Telco products. This is offset by the decrease in the Office Automation product line ("OAS") which was phased out beginning in December 1995 and eliminated in December 1996.

     Gross profit as a percentage of revenues decreased from 47% to 46% between the three months ended September 30, 1996 and 1997 and increased from 45% to 46% year to date 1997. The decrease for the three months is due to an increase in sales for products with lower gross margins. The increase in year to date in gross profit is resulting from the re-negotiation of certain supply agreements and a reduction in direct material costs.

     General and administration expense for the nine months ended September 30, 1997 increased by $0.7 million from the same period of 1996 due to increased headcount, bank charges for BCI's new line of credit facility, and other one time charges.

Corporate Group

     The Corporate Group includes the Company's Corporate headquarters and Geotest, Inc. subsidiary, which, in accordance with a December 1996 definitive agreement, was sold by the Company. The Company's Corporate Group generated a loss before net interest expense, amortization, depreciation and other charges of $2.7 million and $1.8 million for the three month periods ended September 30, 1997 and 1996, respectively, and $6.7 million and $6.9 million for the nine month periods ended September 30, 1997 and 1996, respectively.

Liquidity and Capital Resources

     The following discussion of liquidity and capital resources, among other things, compares the Company's financial and cash position as of September 30, 1997 to the Company's financial and cash position as of December 31, 1996.

     The Company requires significant additional capital to fund its current operations and to implement its wireless communications strategy. In furtherance of its capital financing strategy, the Company sold $55 million in convertible preferred stock and renegotiated its $40.0 million line of credit facility during the nine months ended September 30, 1997. At September 30, 1997, the Company had $33.2 million of cash and cash equivalents as well as $20.0 million available under a line of credit facility which was drawn down in November 1997. Also, the Company has a $100.0 million vendor credit agreement with Hughes Network Systems ("HNS") for the purchase of infrastructure equipment which it began accepting delivery in October 1997.

     In November 1997, the Company entered into a letter of intent to sell its 64% interest in Bogen Communications International Inc. for $18.5 million in cash. In accordance with the Company's debt covenants, these proceeds are restricted in their use.

     The Company's short term cash needs are attributable primarily to capital expenditures, inventory, marketing and general and administrative expenses and research and development costs associated with the implementation and deployment of its digital FHMA(R) networks. One of the advantages of the Company's FHMA(R) system is its modularity, which allows the Company to execute a flexible roll-out plan requiring a relatively low investment in infrastructure in a given geographical area (compared to other wireless communications systems) in order to provide initial commercial service. Additionally, the Company is rolling out its U.S. Network market by market and is targeting customers which require primarily local or regional coverage. Management believes that this modularity and its local deployment provides the Company flexibility in controlling its financial resources by accelerating or slowing down the rate at which the U.S. Network is rolled out in various markets without materially impacting the business results, or cash flows, of its then operating networks.

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

     During the first nine months of 1997, cash and cash equivalents decreased by $70.4 million to $33.2 million while working capital decreased by $68.6 million to $33.2 million.

Operating Activities

     Cash utilized in connection with operating activities, for the nine months ended September 30, 1997, amounted to $86.1 million. This included changes in operating assets and liabilities of $5.0 million. This change was primarily related to an increase in prepaid expenses of $6.5 million, an increase in inventory of $2.4 million which is offset by an inventory reserve of $1.6 million, an increase in receivables of $3.1 million primarily due to the sale of digital infrastructure equipment, and an increase in accounts payable and accrued expenses of $6.7 million.

     The Company's U.S. Network operations extended sales and marketing promotions under which a dealer will be eligible to purchase equipment at a discount based on achievement of sales goals. According to the Company's policy in which the Company does not adjust inventory values for temporary sales promotions, the Company has neither provided an accrual nor adjusted the $13.4 million carrying value of the U.S. Network inventory for promotions as of September 30, 1997. The results of promotions will be recorded commensurate with the sale.

Investing Activities

     Cash used in investing activities was $51.7 million for the nine months ended September 30, 1997. The Company expended $40.5 million to acquire equipment during the first nine months of 1997 and capitalized $6.9 million in interest on construction in progress and pre-commercial FCC licenses.

     During the first quarter of 1997, the Company contributed approximately $2.5 million to Terrafon, the Company's joint venture in Germany, representing the initial capital call for the Company's 50% portion of Terrafon's estimated 1997 operating capital. During the second quarter of 1997, the Company contributed $4.7 million to Anam Telecom, the Company's joint venture in Korea, representing the Company's 21% portion of the 1997 capital requirements. As discussed previously, the Company entered into a joint venture agreement in Canada in July 1997 under which the Company made an initial investment of $2.0 million and placed $2.3 million into a restricted account as collateral for the co-investors. This $2.3 million is refundable within 180 days upon registration of shares of the Company's common stock.

Financing Activities

     In January 1997, the Company sold 500 shares of its Series P Convertible Preferred Stock (ASeries P Stock") to a group of investors affiliated with George Soros for an aggregate purchase price of $25 million. The Series P Stock pays dividends in either shares of the Company's Common Stock or cash at a rate of 10% per annum (12% per annum after a dividend payment failure) at the option of the Company. Additionally, commencing April 1, 1997, each share of Series P Stock is convertible by the holder into the number of shares of the Company's Common Stock as obtained by dividing the $50,000 stated value per share plus any accrued or unpaid dividends at the date of conversion by the lowest daily volume weighted averaged price of the Company's Common Stock during the four trading days immediately preceding conversion multiplied by the conversion factor (the conversion factor begins at 100% and becomes 95%, 90% and 88% on June 29, 1997, December 31, 1997, and June 29, 1998, respectively). However, the holder can only convert up to a maximum of 20% prior to June 30, 1997, an additional 30% prior to December 31, 1997, an additional 30% prior to June 29, 1998 and the remainder thereafter.

In connection with this transaction, the Company issued warrants to purchase 850,000 shares of the Company's Common Stock at $9.2625 per share (subject to adjustment in certain circumstances). The warrants are exercisable at any time, and from time to time, before June 30, 2000.

     In April 1997, the Company and S-C Rig Investments - III, L.P. ("S-C Rig"), a significant stockholder of the Company and an investment group affiliated with George Soros, modified the terms of the Senior Loan Agreement whereby S-C Rig made a $40.0 million unsecured credit facility ("S-C Rig Credit Facility") available to the Company. Under the modified terms of the S-C Rig Credit Facility, all borrowings are required to be made within three years from the initial establishment of the credit facility. The borrowings will accrue interest at a rate of 8% per annum and will mature five years from the date of the final borrowing thereunder. Original terms of the S-C Rig Credit Facility were a 10% interest rate per annum and a four year term from the final borrowing which was required to be made within two years from the establishment of the Credit Facility. In connection with the modification to the S-C Rig Credit Facility, the Company lowered the exercise price of the warrants to purchase approximately 4.2 million shares of common stock (the "Warrant Shares") from $9.50 to $6.00 per share and extended the Warrant Shared termination date from April 2001 to April 2003. As of September 30, 1997, $20.0 million was outstanding under this facility and was drawn down in November 1997.

     In August 1997, the Company sold 600 shares of its Series Q Convertible Preferred Stock ("Series Q Stock") for an aggregate purchase price of $30 million. The Series Q Stock pays dividends in either shares of the Company's Common Stock or cash at a rate of 10% per annum (12% per annum after a dividend payment failure) at the option of the Company. Additionally, commencing October 10, 1997, each share of Series Q Stock is convertible by the holder into the number of shares of the Company's Common Stock as obtained by dividing the $50,000 stated value per share plus any accrued or unpaid dividends at the date of conversion by the lowest daily volume weighted average price of the Company's Common Stock during the four trading days immediately preceding conversion multiplied by the conversion factor (the conversion factor begins at 100% and becomes 95%, and 90% on January 1, 1998 and April 1, 1998, respectively). However, the holder can only convert up to a maximum of 25% prior to January 1, 1998, an additional 25% prior to March 31, 1998, an additional 30% prior to June 30, 1998 and the remainder thereafter. In connection with this transaction, the Company issued warrants to purchase 1,800,000 shares of the Company's Common Stock at $8.00 per share (subject to adjustment in certain circumstances). The warrants are exercisable at any time, and from time to time, before February 10, 2001.

     In October 1997, in connection with the receipt of infrastructure equipment from HNS, the Company began drawing down on its $100 million vendor credit facility with HNS.

     The Company paid cash dividends totaling approximately $3.8 million on its outstanding preferred stocks during the nine months ended September 30, 1997. Proceeds from the exercise of warrants and options totaled approximately $0.2 million during the first nine months of 1997.

     As discussed previously, the Company must to raise additional capital to continue financing its current operations and to fully implement its business plan. The Company's long term capital needs relate to the planned roll-out of the U.S. Network in over 40 cities, the repayment of convertible debt and redeemable preferred stock (if such are not converted into equity), the repayment of the Company's vendor credit and Senior Secured Discount Notes due 2005, the financing of international digital wireless networks, and the acquisition of businesses in the field of telecommunications and of spectrum in the United States and internationally. The amount of additional financing required will increase if the Company experiences: delays in the commercial implementation of its U.S. Network (which have occurred in the past); cost overruns; or, unanticipated cash needs. Although the Company believes that its market by market roll-out plan of its FHMA(R) network will permit the Company to control its cash expenditures to a limited extent by focusing its activities in certain markets while reducing or delaying its activities in other markets, the failure by the Company to obtain necessary financing on a timely basis will prevent the Company from executing its business plan. The Company does not intend to construct additional markets or to expand into new international digital wireless networks until such time that it obtains sufficient financing to do so.

     The Company is considering a number of alternatives to raise additional financing including, but not limited to, public or private equity or debt financing, bank loans, strategic partners, joint ventures, vendor financing, leasing arrangements, sale of non-strategic non-FHMA(R) assets or a combination of these sources. The documents governing the Company's outstanding indebtedness impose certain significant operating and financial restrictions on the Company which limit, among other things, the Company's ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, and engage in mergers and acquisitions. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms, or at all. The failure to obtain such financing will prevent the Company from fully executing its business plan.

Recently Issued Accounting Pronouncements

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" which is applicable for financial statements issued after December 15, 1997. The adoption of this standard will have no impact on the Company as the Company is in a loss position and only needs to present basic earnings per share since the inclusion of common stock equivalents or convertible securities has an antidilutive effect on the calculation of earnings per share.

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

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security-Holders

(a) On July 16, 1997, the Company held its Annual Meeting of Stockholders. As of the record date the total number of votes eligible to cast at the Annual Meeting was 62,327,129. The following proposals were presented for a vote by the Company's stock holders:

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

Each such proposal was approved by the Company's stockholders as set forth in 4 (c ) below.

(b)   N/A

(c )  PROPOSAL I - Election of Directors

      Name of Nominee           Votes for       Votes Withheld
      ---------------           ---------       --------------
      Judith C. Areen           49,839,568         1,584,545
      Walter Auch               49,830,367         1,593,746
      George Calhoun            49,837,667         1,586,446
      Purnendu Chatterjee       49,852,380         1,571,733
      Winston Churchill         49,856,663         1,567,450
      Yaron Eitan               49,852,517         1,571,596
      Haynes G. Griffin         49,842,617         1,581,496
      Richard Krants            49,437,692         1,986,421
      Richard Liebhaber         49,854,017         1,570,096
      William Spier             49,846,267         1,577,846

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

Item 6. Exhibits and Report on Form 8-K

       (a) Exhibit: 12 - Computation of Ratio of Earnings to Fixed Charges

           Exhibit: 27 -Financial Data Schedule

       (b) Report on Form 8-K

           The following report on Form 8-K was filed by the Company during the third quarter of 1997.

           (i) Current Report on Form 8-K filed July 8, 1997, the Company announced a series of senior management changes including the naming of Robert Kerstein as Chief Financial Officer, Zvi Peled as President and Chief Executive Officer of Geotek Technologies, Inc., and William A. Opet as President and Chief Executive Officer of the Company's newly formed mobile data business unit. In addition the Company announced the departure of Jonathan C. Crane, the Company's President and Chief Operating Officer, from his position as an officer and director of the Company effective June 27, 1997.

                          GEOTEK COMMUNICATIONS, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOTEK COMMUNICATIONS, INC.

Date:  November 14, 1997               /s/Robert A. Kerstein
                                          ---------------------
                                          Robert A. Kerstein
                                          Chief Financial Officer

Date: November 14, 1997                /s/ Valerie E. DePiro
                                           ------------------------------
                                           Valerie E. DePiro
                                           V.P., Chief Accounting Officer
                                           and Corporate Controller