Form 10-K405
period 1997-12-31
GEOTEK COMMUNICATIONS INC
filed 1998-03-17
CIK 844843

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

For the fiscal year ended December 31, 1997

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to  ________________

                         Commission file number 0-17581

                           GEOTEK COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                              22-2358635
  ------------------------         -----------------------------------
  (State of Incorporation)         (I.R.S. Employer Identification No.)


      102 Chestnut Ridge Road, Montvale, New Jersey                07645
      ---------------------------------------------             ----------
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

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X. NO___.

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. [X]

           Based on the average price bid for the Registrant's Common Stock as of March 10, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of such date was approximately $125,706,000.

           As of March 10, 1998, the number of outstanding shares of the Registrant's Common Stock was approximately 102,555,485

                       DOCUMENTS INCORPORATED BY REFERENCE

           Part III of this Form 10-K incorporates by reference information from the Registrant's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders.

                           GEOTEK COMMUNICATIONS, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----

                                     PART I
Item 1.  BUSINESS.......................................................  2
Item 2.  PROPERTIES......................................................20
Item 3.  LEGAL PROCEEDINGS...............................................21
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............22
Item A.  EXECUTIVE OFFICERS..............................................23

                                    PART II
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS.....................................25
Item 6.  SELECTED FINANCIAL DATA.........................................26
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............................27
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................38
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.............................39

                                    PART III
ITEMS 10, 11, 12 AND 13 (EXCEPT FOR THE INFORMATION REGARDING EXECUTIVE OFFICERS CALLED FOR BY ITEM 10, WHICH IS INCLUDED IN PART I HEREOF AS ITEM A) ARE INCORPORATED BY REFERENCE FROM THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR ITS

1998 ANNUAL MEETING OF STOCKHOLDERS.

                                     PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K.....................................................40

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
    PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Securities Reform Act"). The Company desires to take advantage of the "safe harbor" provisions of the Securities Reform Act and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all of such forward-looking statements. When used in this document, the words, "anticipate," "plan," "intend," "believe," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events. Such forward-looking statements relate to, among other things, (i) the development and commercial implementation of the Driver Logistics(TM) System and the FHMA Network (as hereinafter defined) in the Company's target markets in the United States, (ii) the procurement of radio spectrum and transmission sites, (iii) the Company's ability to compete for customers successfully, (iv) the Company's ability to obtain the necessary financing, (v) the Company's ability to renegotiate certain terms and conditions of debt obligations (vi) the risks of international business, and (vii) the effect of certain legislation and governmental regulation on the Company. The prediction of future results is inherently subject to various risks and uncertainties, including those discussed under "Risk Factors" and elsewhere in this report, and accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements included in and incorporated by reference into this Report. The Company wishes to caution each reader of this Report to consider carefully the specific factors discussed with such forward-looking statements as such factors in some cases have affected, and in the future (together with other factors) could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

                                    PART I

Item 1.    BUSINESS

           Overview of the Company

           Geotek Communications, Inc. (the "Company" or "Geotek") is a provider of mobile logistics systems operating over the Company's proprietary network, a spectrum-efficient, high quality, 900 MHz integrated digital voice and data wireless communication network which is based on frequency hopping, multiple access technology (the "FHMA(R) Network"). The Company's core product is the Driver Logistics(TM) System, a motor vehicle-based intelligence system designed to improve the productivity of the fleet driver.


           Geotek markets Driver Logistics Systems in the 11 markets in which it operates FHMA Networks. The Company maintains specialized mobile radio licenses ("SMR") in over 40 metropolitan trading areas throughout the United States. During 1997, the Company devoted, and expects to continue to devote, substantial financial and management resources to continue developing and implementing its Driver Logistics Systems and network technology.

           The Driver Logistics System integrates voice and data communications, hardware and specialized software applications with the Company's proprietary digital voice and packet data network. The system allows users to increase the productivity of drivers in the field by organizing work schedules, assigning jobs to mobile workers, tracking work status and completion, sending and receiving directions, locating stolen and lost vehicles, verifying transactions and communications among mobile work groups. The Company believes that mobile fleets, with their dynamic job scheduling and rapid response requirements stand to benefit the most from the use of the Driver Logistics System.

Background

            During a substantial portion of 1997, the Company engaged in two business activities: wireless communications and communications products. In late 1997, the Company announced its intent to realign its operations to focus on its wireless communications activities in the United States. Consistent with this change in focus, on November 26, 1997, the Company discontinued its communications products segment and sold Bogen Communications International, Inc. ("BCI"), for $18.5 million. BCI was primarily engaged in the development, manufacturing, and marketing of telephone peripherals and sound and communications equipment. (See "Discontinued Operations" below.)

           During 1997, Geotek's wireless communications subsidiaries provided mobile voice and data services to businesses in the United States, the United Kingdom and Germany. The Company and its affiliates held licenses and network interests in the United States, the United Kingdom, Germany, Korea, Canada and Argentina. In February 1998, the Company sold both its interest in its German joint venture ("Terrafon") and its wholly-owned subsidiary in the United Kingdom, National Band Three Ltd. ("NB3") for DM7 million and $82 million respectively. (See "International Operations" below). During 1997, the Company's wireless communications subsidiaries also marketed and sold FHMA digital network equipment to network operators and equipment suppliers in Korea (See "International Operations" below).

           The Company is incorporated under the laws of the State of Delaware. Its principal executive offices are located at 102 Chestnut Ridge Road, Montvale, NJ 07645 and its telephone number is (201) 930-9305.

The 1998 Market Focus


           The Company is focused on the substantial market for mobile logistics. As part of its effort to engage the mobile marketplace, during the first quarter of 1998, the Company announced both a corporate repositioning and a major branding initiative under the concept of "WorkPower for the Road(TM)." The Company's Driver Logistics System is designed to provide the tools for increasing the productivity of drivers, while reducing errors, late deliveries, and wasted trips. The Company believes that many businesses will seek to realize the value associated with improving driver productivity.

The Driver Logistics System

           The five key features to the Geotek Driver LogisticsSystem are: 1) navigation to aid on time arrival, improve routing, and increase customer service; 2) safety and security to protect drivers, their passengers, their payloads, and their vehicles; 3) task processing to simplify paperwork and automate routine tasks; 4) driver well-being to relieve driver stress and fatigue and to enhance, alertness; and 5) communications to provide real-time voice and data transmissions between drivers and their key contacts.

           The Company's core product offering, the Driver Logistics System(TM) 1000, is a restructured, upgraded and integrated system that includes hardware, software applications, network usage, installation, training, and maintenance and is sold under a multi-year contract. The Driver Logistics System 1000 software, "WorkPak(TM), which is included in the package, is a software suite that runs on the Windows 95(R)operating environment and is planned to contain the following software applications, including:

o OfficeLine(TM)- two-way telephony, two-way messaging, and digital two-way dispatch radio services.

o OfficeLine Messaging - allows users to send and receive text from mobile workers. Messages can be stored in memory for recall at any time. Message receipt can be confirmed and messages which are not received, are resent until received. All messages are time and date-stamped for accurate communications records.

o OfficeLine Voice - allows dispatchers to communicate immediately with individuals or groups and to log these transmissions. Two-way cellular-like telephony features include speed dialing, last number redial, previously-dialed number memory, and dual-tone multi-frequency (DTMF) capabilities during active telephone calls. All voice communications are logged into the system for reporting purposes.

o JobSMART(TM) - a fleet and driver optimization tool for real-time job assignment and tracking. It allows dispatchers to schedule assignments for the entire mobile fleet, track their progress, identify problems as they occur, and update the driver's schedule throughout the day. This function organizes the workday more effectively to enable drivers to do more in less time.

o DriveGuide(TM)- a real time GPS-based vehicle location system that allows dispatchers to locate their fleet vehicles on the Driver Logistics WorkStation(TM) at any time. The system uses detailed electronic maps and global positioning satellite receivers to plot the location of vehicles.


o G-Protect(SM) - a vehicle tracking function designed to prevent theft and loss. It also uses detailed electronic maps and global positioning satellite receivers to plot the location of stolen vehicles.

The Driver Logistics System 1000 Hardware includes:

o The DriveStation(TM) - an in-vehicle device with a four-inch screen and ergonomically designed keys. Formerly called the Enhanced Mobile Workstation or "EMW", the DriveStation(TM) is designed to operate under all vehicle and road conditions using the Geotek SmartPort(TM), the gateway to the FHMA network. With the DriveStation(TM), drivers can receive job assignments, customer information, job status changes, routing and re-routing directions, and emergency assistance. They can also engage two-way text messaging, voice telephony, and digital radio communication. The DriveStation(TM) has two optional accessories that provide additional communication:

           - S.W.I.P.E.(TM) (Send. Write. Identify. Print. Exchange.), a Point of Sale device that enables on-site credit transactions and provides printed receipts; and

           - The Driver Logistics Portable which allows users to extend information exchange beyond the vehicle by providing portable voice and text communications capabilities.

o The Driver Logistics(TM) WorkStation - is an IBM-personal computer, powered by an Intel 166 MHz Pentium microprocessor with 32 megabits of RAM. The WorkStation features a 15-inch color monitor, a high quality microphone, and built-in speakers housed in a mini-tower configuration.

Product Development

           Subject to the availability of financing, the Company, in the future, plans to introduce additional products and services, including the Driver Logistics System 2000 and System 3000 which are currently in the early stages of development. The Driver LogisticsSystem 2000 is expected to feature more robust software and advancements in the areas of safety/security, communications, and task processing. In addition, the Company intends to introduce with its Driver Logistics System 3000, a menu-driven, pad-sized screen device designed to provide drivers with portability, an Internet interface, and a full portfolio of hosted services.

Configuration of the Geotek Network Service Area

           The Company's FHMA Network employs a macrocellular architecture consisting of a relatively small number of transmission sites with transmitters capable of covering a radius of up to approximately 25 miles in diameter, the precise size depending upon geography and topography. The macrocells are configured to form a digital wireless network in a given market. A base station containing the central computer system and switching equipment is located at or near one of the transmission sites in each market The system's use of a relatively small number of sites and its ability to reuse frequencies enables the Company to divide each cell coverage area into several sectors. In contrast, many other wireless service providers, including conventional cellular system and other enhanced specialized mobile radio ("ESMR") operators, build multiple overlapping "cells," (multicell) sometimes dozens in a market, each with its own low power transmission station. The Company believes its use of a relatively small number of transmission sites enables it to reduce the infrastructure cost required to service a market relative to the multicell approach employed by more traditional wireless service providers. The Company also believes that its system design allows it to initiate service in a given market at a lower cost and achieve profitability with fewer customers than other digital wireless communications providers. Further, the Company's ability to reuse frequencies enables it to increase, at a relatively low cost, the capacity of its networks, as such capacity is needed by further dividing a coverage area into sectors or adding additional sites. The Company also believes that its networks will be less expensive to operate than other multicell systems because, among other things, the networks require less equipment, which results in lower costs for transmission lines and site leases.

Technology

           The U.S. digital wireless network is based on the Company's proprietary frequency hopping FHMA Network. The FHMA Network integrates Time Division Multiple Access (TDMA), a standard digital transmission technique currently utilized by digital cellular systems, with spatial sectorization, frequency hopping, error correction coding and voice multiplexing. The Company believes that the combination of these techniques permits it to significantly increase the capacity of its radio spectrum over that of traditional analog specialized mobile radio ("SMR") capacity and improve the quality and security of wireless communications over current analog systems.

The Network Roll-Out

           The Company is in the early stages of operations of its FHMA networks in 11 metropolitan markets in the United States in Baltimore/Washington D.C., Boston, Dallas, Miami, New York, Orlando, Philadelphia, Tampa, Houston, San Antonio and Phoenix. Subject to the availability of financing, the Company's short-term business plan is to add customers and customer revenues and upgrade the Driver Logistics System for sale in the 11 markets in which it is currently operating. In accordance with its long-term business plans, subject to the availability of additional financing, the Company intends to deploy its networks in over 40 of the largest metropolitan markets throughout the United States in which it currently owns licenses, on a regional basis. In the United States, the Company controls 900 MHz frequencies with approximately 2,170 channels which the

Company believes should be sufficient to initiate digital wireless services in all of the Company's targeted markets.

           The Company will be required to raise substantial financing, a portion of which must be raised beginning in the second quarter of 1998, in order to fund its ongoing working capital needs and to implement both its short and long term business plans. (See Negative Cash Flow; Anticipated Future Losses; Significant Future Capital Requirements; Need for Additional Cash; Dilution, in Risk Factors below, as well as Footnote 1 to the Consolidated Financial Statements.)

The Key Stages of the FHMA Network Roll-Out

The roll-out of the Company's FHMA Network in a particular market, the pre-requisite to providing Driver Logistics Systems, consists of the following key stages:

Propagation. Propagation analysis involves the identification, through software programs and engineering analyses, of the optimal areas in a target market for the placement of the base station and remote sites. The Company has substantially completed its propagation analysis for the 11 U.S. target markets in which it is currently operating.

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

Build-out. Preparation of each base station, which includes ventilation and air conditioning, grounding and equipment installation, testing and optimization, averages ten to twelve weeks. As the Company adds customers and increases its coverage area in markets, it may be required to increase the number of remote sites in such market.

Acquisition of Additional Spectrum and Transmission Sites. The Company may require additional spectrum to add capacity and services in certain of its existing markets as well as any future markets in the U.S. The Company anticipates that it may eventually need more spectrum in its more populated markets. As spectrum is a finite resource, there can be no assurance that the Company will be able to obtain additional spectrum to meet its possible needs. Additionally, the acquisition of additional spectrum may require significant additional capital in certain of its more populated markets.

There are only a limited number of existing communications towers capable of providing the Company with sufficient coverage for its radio transmissions and supporting its transmission equipment. If the Company cannot obtain leases for existing towers, it may be required to purchase sites, obtain necessary permits and build such towers, which could take up to one year for each tower and require additional financing. (See "Need for Additional Spectrum and Transmission Sites" in Risk Factors below).

Integration Of New Services and Software. The Company's current and proposed Driver Logistics Systems involve a complex integration of sophisticated voice and data applications that utilize newly developed hardware and specialized software products. The introduction of additional services requires testing and hardware and software modifications in order to integrate such services with the existing FHMA Network and Driver Logistics Systems. In addition, new software may be required to solve technical difficulties that may arise in the operation and performance of the FHMA Network and Driver Logistics Systems due to the addition of customers, increased coverage area, and differences in geography and topography in particular markets. (See "Integration of New Services and Software" in Risk Factors below).

Marketing and Distribution

           The Company markets its Driver Logistics System both directly to end-users and indirectly through a network of independent dealers and distribution partners that have existing relationships with a large number of its target customers. The Company utilizes dealers and agents that sell communications systems solutions and services to business users. The Company's strategy is to focus on acquiring and maintaining several dealer relationships within each market. The Company supports its dealers in each local market with Geotek employees that consist of indirect channel managers in the sales and training area and technical support staff for installation and technical information.

          The Company has initiated marketing activities with selected distribution partners. These partners sell logistics solutions to business customers and, in many cases, these customers want to extend these solutions to their mobile workforce by means of a wireless communications system. For example, the Company is pursuing an arrangement with IBM, whereby IBM and the Company are jointly developing a solution to integrate existing legacy office applications with wireless networks, which the Company believes can provide additional value to both IBM's and the Company's customers.

          The Company intends to pursue further alliances, relationships, and additional distribution agreements with data equipment, data services, and data software companies. If consummated, the relationships could provide the Company with access to both distribution capabilities as well as an established customer base. The successful implementation of the Company's Driver Logistics Systems and FHMA Network will depend, in part, on the Company's ability to develop, maintain, and grow relationships with such parties. Delays in the implementation of the wireless networks may adversely affect the Company's relationship with its dealers, VARS, and distribution partners.

         In addition, the Company has increased its direct sales force to augment the dealer network.

Increasing the size of the Company's sales force will result in substantial additional expenses to the Company. The Company has no proven record of success with marketing its products and services.

International Operations

Korea

           The Company holds a 21% interest in Anam Telecommunications, Inc. ("Anam Telecom"), a holder of a nationwide trunked radio system license in Korea. The license covers a geographic area with a population of approximately 45 million people and is based on the implementation of the Company's FHMA Network on an 800 MHz frequency. Anam Telecom commenced operations in November 1997 in the Seoul region of Korea.

           In 1997, the Company, through its subsidiary, Geotek Technologies, Inc. ("GTI"), began delivering equipment and supervising the construction of FHMA based digital networks under contracts with Anam Telecom, a related party, and Hyundai Electronics Industries Co., Ltd. ("HEI"). HEI, in turn, sold such equipment and services to unrelated Korean regional operators. The Korean regional operators commenced operation in the fourth quarter of 1997. (See "Risks of International Business" below.)

Canada

           In July 1997, the Company entered into a joint venture agreement with two Canadian partners for the purpose of deploying FHMA Networks in the provinces of Ontario, Quebec and British Columbia utilizing 900 MHz licenses previously awarded to Geotek Communications Canada, Inc., a wholly owned subsidiary of GeoNet Communications Canada, Inc. by Industry Canada, the regulatory agency responsible for spectrum allocation in Canada. The Company's joint venture partners withdrew from the joint venture in the first quarter of 1998. The Company has the option to reapply to Industry Canada for licenses at such time that the Company obtains financing sufficient to pursue its business in Canada.

Argentina

           The Company owns a 70% equity interest in Geotek Argentina S.A., which holds a nationwide trunked radio system license in Argentina. In August, 1997, Geotek Argentina S.A., was awarded 1 MHz frequency licenses in the 900 MHz band covering metropolitan Buenos Aires, Cordova, Mendoza and Santa Fe, and is currently in the process of deploying its demonstration site in Buenos Aires.

European Assets

           In December 1997, consistent with the Company's strategy to focus on its U.S. operations and FHMA Networks, the Company entered into definitive agreements to sell its European analog assets. In February 1998, the Company completed the sale to Telesystems International Wireless, Inc. ("Telesystems")

of the Company's interest in its German joint venture ("Terrafon") and the Company's wholly-owned subsidiary in the United Kingdom, National Band Three Ltd. ("NB3").

           The Company sold all of the issued and outstanding shares of capital stock of NB3, a wholly-owned subsidiary and provider of analog Private Mobile Access Radio ("PAMR") service to approximately 64,900 business subscribers in the United Kingdom, for approximately $82 million in cash. Five percent of the $82 million purchase price is being held in escrow to satisfy the Company's indemnity obligations, if any, under the agreement and will be released within six months after the closing of the transaction, assuming no indemnity claims are made. This transaction resulted in a gain to the Company of approximately, $60.2 which will be recorded in the first quarter of 1998. At December 31, 1997, the total assets and liabilities of NB3, are presented as net asset held for sale in the amount of $ 22.0 million and consist of approximately $4.5 million in cash, $3.2 million in accounts receivable, $5.2 million in goodwill and $18.5 million in property, plant and equipment. The Company sold its interest in Terrafon, the Company's 50/50 joint venture in Germany which was formed through the merger of the Company's German networks with RWE Telliance A.G. ("RWE") mobile radio network in December 1996 for DM 7,000,000 (approximately $3.9 million) in cash. DM 500,000 of the purchase price is being held in escrow to satisfy the Company's indemnity obligations, if any, under the agreement and will be released within fifteen months after the closing of the transaction. Upon the decision to sell its investment in Terrafon, the Corporation recognized a loss of approximately $12.9 million which was recognized in the period ended December 31, 1997.

Other

GMSI

          The Company owns an 80% interest in GMSI, Inc. ("GMSI"), a system integrator for the transportation market which designs, manufactures, and sells fleet management systems using mobile data software. GMSI is a leader in the market for data dispatch systems used in large fleets for taxi, limousine, paratransit, and public transportation. GMSI provides integrated solutions which can operate on the Company's network. GMSI markets its products through a combination of direct sales and value added resellers in North America, Asia, and Europe. A proprietary software package, Wireless Network Interface ("WNI"), enables the GMSI systems to work with a variety of wireless networks, in addition to the Company's network, including SMR, private channel, and public wireless data systems.

          The GMSI systems are integrated into the customers' office based dispatch systems and host computer systems. In addition, GMSI provides a variety of mobile data terminals, radio modems, installation services, and licenses, third party software applications for use in fleet management.

Discontinued Operations - Communications Product Segment


           On November 26, 1997, the Company sold its communications products subsidiary, Bogen Communications, Inc. ("BCI") for $18.5 million in cash. The Company owned approximately 64% of the issued and outstanding capital stock of BCI, which, in turn, owned 99% of Bogen Corporation ("Bogen") and 68% of Speech Design GmbH ("Speech Design"). Bogen developed, produced and sold telephone and telecommunications peripherals and sound and communications equipment through its wholly-owned subsidiary, Bogen Communications, Inc. Speech Design, located in Munich, Germany, developed, manufactured, and marketed telephone peripheral hardware utilizing digital voice processing technologies. The Company has presented the financial position and results of operations as discontinued operations in the Company's Consolidated Financial Statements (See Footnote 2 to the Company's consolidated financial statements).

Competition

           See discussion of "Competition" in Risk Factors, below.

Government and Industry Regulation

          The licensing, construction and operation of SMR systems in the United States is regulated by the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The FCC currently regulates two types of 900 MHz SMR licenses, both authorizing ten channels of 12.5 kHz in width from base station to mobile. The Company holds both types. The first type is the Designated Filing Areas ("DFA") licenses, which were issued by the FCC in the 1980's in 50 urban markets, on a site-specific basis. The second type is the Major Trading Areas ("MTA") license, issued pursuant to the FCC's 900 MHz specialized mobile radio ("SMR") spectrum auctions, which were concluded in 1996. MTA licenses authorize much larger territories in 51 markets.

          At December 31, 1997, the Company held authorizations for 185 MTA licenses and 98 DFA licenses. The MTA licenses are non-site-specific and have an extended construction period of 3-5 years. Where the MTA licenses overlap coverage with a DFA license, the MTA licensee must ensure non-interference protection for the incumbent DFA licensee. Where the MTA licensee itself holds the incumbent DFA license, the DFA license may be canceled or subsumed into the MTA license, thereby assuming the regulatory/construction advantages of an MTA license. In 1998, the Company has subsumed virtually all of its DFA licenses that are surrounded by its MTA licenses, in order to take advantage of regulatory/construction advantages. (See "Need for Additional Spectrum and Transmission Sites.")

           Most of the equipment utilizing the Company's technology that is used to send signals must satisfy certain technical standards and receive FCC type acceptance approval. In addition, the Company's equipment and transmitter sites must comply with the FCC's guidelines for human exposure to radio frequency ("RF") radiation. These guidelines apply to all MTA-based 900 MHz SMR licenses.

Although the Company's base stations and current subscriber units have received such type acceptance approval from the FCC, there can be no assurance that future generations of subscriber units or other equipment will meet such standards.

           Under the Communications Act, SMR system providers were traditionally regulated as private carriers and, therefore, were subject to less regulation by both the FCC and individual states than were common carriers such as cellular telephone companies. However, the FCC has initiated and is likely to continue to initiate regulatory proceedings with wide-ranging implications for the wireless telecommunications industry. Most of the rule-makings were initiated in response to congressional amendments to the Communications Act, as directed by the Omnibus Budget Reconciliation Act of 1993 (the "Budget Act"). The Budget Act reconfigured the wireless marketplace to include a category of Commercial Mobile Radio Service (CMRS) providers, which included all wireless carriers who offer wireless services, interconnected to the public switched network to a substantial portion of the public, for profit. In 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "Telecommunications Act") which imposes sweeping reform of telecommunications policy. Although the majority of the Telecommunications Act's measures directly impact large common carriers, cable and broadcast operators, and Internet service providers, many of the Telecommunications Act's provisions have an effect upon the wireless marketplace, and upon the Company.

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

           The Company, like other common carriers, is now subject to various state and federal programs designed to aid poor, rural, or disabled users of telecommunications services. In particular, as a common carrier providing interstate telecommunications services, the Company must comply with the FCC's Universal Service program as well as the FCC's Telecommunications Relay Services program. Both of these programs generally require the Company to contribute a certain percentage of its interstate telecommunications revenues. In addition to Federal requirements, many states have adopted, or will soon adopt, universal service programs as well. States are permitted to require CMRS providers to contribute in a non-discriminatory manner. The Company is also subject to the requirements that it comply with the Commission's Equal Employment Opportunity ("EEO") rules and file annual reports concerning EEO complaints. Finally, the Company is required to pay annual regulatory fees to the Commission based upon the number of subscribers.

           Under past proceedings, the FCC determined that Local Exchange Carriers ("LECs") must offer interconnection to CMRS providers on reasonable terms and conditions, and under the principle of mutual compensation. The FCC declined to impose direct interconnection obligations for CMRS-to-CMRS transmissions. Although it is not yet final, the FCC may enforce specific limits with respect to prices, terms, and conditions of interconnection arrangements for LEC-CMRS interconnection, to ensure that CMRS providers are granted equal competitive footing with more established LEC service providers. While the 8th Circuit Court of Appeals vacated much of the FCC's local competition rules and policies dealing with interconnection to LEC networks in July 1997, it generally left intact those policies governing LEC-CMRS interconnection. In addition, on December 30, 1997, the FCC's Common Carrier Bureau issued a formal letter ruling, declaring that LECs may not charge CMRS providers for LEC-originated traffic that terminates on CMRS networks. This letter confirmed prior FCC rule-making policy and may be further challenged by LECs.

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

           In late 1997, the FCC completed its proceeding designed to ensure the availability of 911 and enhanced 911 (or "E911") services for users of mobile telephones. The FCC's decision generally requires covered providers (as well as other mobile telephone providers) to transmit all 911 calls to Public Safety Answering Points ("PSAPs") , including calls made by non-subscribers. In compliance with FCC rules, the Company will satisfy its 911 responsibilities through the use of a trained dispatcher.

           If digital calling technology is employed by the Company in a particular market, it must generally transmit 911 calls made using text telephone devices ("TTY's'), used by the hearing-impaired, by no later than October 1, 1998 (analog service providers must already provide TTY access to 911). With regard to the FCC's E911 requirements, by April 1998, the Company is required to transmit certain caller data to the PSAP as well as the cell site of the caller. Finally, by October 2001, the Company's systems must be capable of notifying the PSAP of the approximate geographic location of the caller. These last two E911 requirements only become effective if the local or state 911 system has adopted a cost recovery mechanism and has requested these enhanced services from the wireless provider.

           In its docket No. 94-54 proceeding, the FCC adopted several operational requirements for CMRS providers, including the requirement that "covered SMR" providers offer "manual" roaming. The FCC is currently seeking comment on whether it should require "automatic" (carrier-to-carrier) roaming as well. In this same proceeding, the FCC already concluded that covered SMR providers must allow the unrestricted resale of their services. Because the Docket No. 94-54 proceeding's definition of covered SMR provider includes those 900 MHz SMR providers holding MTA licenses, the Company is required to comply with the agency's resale and roaming policies. For the same reason, the Company is subject to the FCC's "number portability" requirements adopted in Docket 95-116. Several industry trade associations have sought to delay or eliminate the FCC's number portability requirements for certain CMRS providers, including covered SMR providers. The applicability of these four proceedings -- "E911", "roaming", "resale", and "number portability" - to the Company depends upon the FCC's definition of "covered SMR" and whether the Company falls within that definition. The FCC's determination in these proceedings remains subject to further revision.

Other Regulatory Matters

           In 1996, the President signed into law the Communications Assistance for Law Enforcement Act ("CALEA") which requires communications carriers to allow law enforcement the ability to "monitor" calls on their wireless systems. CALEA requires compliance with Federal Bureau of Investigation Assistance

Capability Requirements within four years of the signing of CALEA into law. On October 10, 1997, the FCC commenced a rule making proceeding, soliciting comment on which types of communications providers should be subject to CALEA. The FCC tentatively concluded that carriers offering services similar to those offered by the Company should be covered by CALEA. However, this proposal is subject to revision through the agency's rule making process as well as the actions of the FBI. Although it is not yet certain, it is likely that the Company, along with other SMR operators, may be waived from complying with CALEA.

Patents and Technology Rights

           GTI-Israel, in its own name and jointly with the Company, has filed several patent applications in Israel and in other countries, including the United States. In addition, GTI-Israel has an exclusive royalty free right to utilize the technology covered by U.S. patents issued to Rafael.

           In addition to those patent applications filed by GTI-Israel, the Company also has filed patent applications in Israel, the United States and other countries based on technology developed by the Company. In August, 1997, the Company was granted a design patent in the United States for a mobile communications terminal. As of December 31, 1997, no Israeli patents have been issued to the Company or GTI-Israel and there can be no assurance that a patent will be issued from any pending or future patent applications or that if any are issued that any of them will have any commercial significance. The Company is aware of certain patents and patent applications held or filed by others which generally relate to the subject matter of the Company's activities. The Company believes that none of such patents or applications is likely to have a material adverse effect on the ability of the Company to utilize any technology currently intended to be utilized by the Company.

           The Company owns several trademarks, including Geotek(R) and FHMA, in the United States and certain other countries. Where other applications have been filed, registrations are still pending.


           The Company's engineering and development expense related to the digital wireless communication system totaled $39.6 million in 1997 compared to $34.0 million in 1996 and $33.0 million in 1995.

Employees

           As of December 31, 1997, the Company had approximately 685 full-time employees engaged in its wireless communications businesses. The Company considers its relationship with its employees to be good.

           As of December 31, 1997, subcontractors, including Rafael, were engaged in the production, development and enhancement of the Company's FHMA Network. Rafael's employees are represented by a labor union, and, from time to time, there have been labor disputes between Rafael and its employees. To date, these slow-downs have not had a material effect on the Company's business. There can be no assurance, however, that any future disputes will not adversely affect Rafael's ability to deliver equipment to the Company, which could further delay the future technical development and enhancements to the Driver Logistics System.

RISK FACTORS

Negative Cash Flow; Anticipated Future Losses; Significant Future Capital Requirements; Need For Additional Cash; Dilution

           The Company has never been profitable, has never generated positive cash flow from consolidated operations and, since its inception, has incurred significant net operating losses and negative cash flow. The Company had consolidated net losses from continuing operations of $225.7 million, $140.3 million and $83.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, the Company had a deficiency of earnings before interest, taxes, depreciation and amortization ("EBITDA") of $161.5 million, $96.6 million and $62.4 million for such periods, respectively. The Company anticipates that its net losses from operations and its EBITDA deficiency will continue during the commercialization and continued development of the Driver Logistics System and the implementation of the FHMA Network. There can be no assurance that the Company's Driver Logistics System and FHMA Network will ever provide a revenue base adequate to achieve or sustain profitability or generate positive cash flow.

           The Company will be required to raise substantial financing, a portion of which must be raised beginning in the second quarter of 1998, in order to continue to fund its ongoing working capital needs and to implement its business plan. The Company's short-term business plan is to increase the number of customers and customer revenues and to offer new services in the 11 markets in which it is currently operating, and its long-term business plan is to roll-out the Driver Logistics System utilizing the FHMA network in over 40 markets and to enhance its network operations and to take advantage of international opportunities. The Company estimates that through the end of 1998, approximately $85 million will be required in order to fund working capital needs and debt service, affecting the Company's ability to significantly increase the number of customers subscribing to the Driver Logistics System in the 11 markets in which it is currently operating. At December 31, 1997, the Company had approximately $13.4 million of cash and cash equivalents and a $89.6 million vendor credit facility available, the last $50 million of which is subject to satisfaction of certain conditions and can only be used for the purchase of infrastructure equipment from Hughes Network Systems, Inc. The $13.4 million in cash and cash equivalent may be used for working capital and general corporate purposes. In addition, the Company had $9.1 million in restricted cash from the sale of BCI, which was released in the first quarter of 1998, and in February 1998, upon completion of the sale of its European analog networks, received an additional $85 million in restricted cash. In accordance with amendments under the indenture governing its Senior Secured Discount Notes due 2005 ("15% Discount Notes"), the Company can use the proceeds from the sale of European assets as follows: 40% for qualifying capital expenditures; 40% for working capital; and 20% for the repayment of the pro rata portion of the accreted value of the Discount Notes. The Company does not intend to construct additional U.S. markets until such time as it obtains sufficient financing to do so. In addition, the Company does not intend to expand existing or to deploy new international FHMA networks until additional capital is obtained. Further, the Company may require financing for certain of its debt obligations, including potential redemption obligations with respect to certain series of the Company's preferred stock. (See "Substantial Leverage; Future Repayment Obligations.")

           To meet its additional capital requirements and to successfully implement its strategy, the Company plans to seek additional financing, to the extent available, from one or more sources, including, but not limited to, public or private equity or debt financing, bank loans, strategic partners, joint ventures, vendor financing, leasing arrangements, asset sales or a combination of these sources. The Company has obtained the consent of a majority of the holders of certain of the Company's debt securities to utilize up to approximately $40 million of the proceeds from debt financings and/or additional asset sales for working capital purposes. There can be no assurance that the Company will be able to obtain the additional financing, in a timely manner, necessary to satisfy its cash requirements or to implement its strategy successfully. The failure to obtain the requisite additional capital in the short term, fiscal 1998, would prevent the Company from executing its short and long-term business plan, would result in the Company violating certain debt and contractual covenants, and would raise substantial doubts about the Company's ability to continue as a going concern.

           The issuance of additional equity securities or securities convertible into equity securities, in addition to the possible conversion of existing convertible preferred stock, and convertible notes, the redemption of redeemable preferred stock, the exercise of warrants and options or the possible repayment of other similar obligations in Company stock, will result in the dilution of the Company's stockholders. Further, under the applicable conversion formulae for certain series of Preferred Stock, the number of shares of Common Stock issuable upon conversion will increase if the market price of the Common Stock decreases. Moreover, the Company cannot determine accurately the number of dividend shares which may be issued to the holders of the Company's Series N through Series S Convertible Preferred Stock, as such number is based upon the market price of the Common Stock prior to the payment of such dividend.

Substantial Leverage; Future Repayment Obligations

           As of December 31, 1997, the Company's consolidated long-term debt, including current portion and redeemable preferred stock, was approximately $326.1 million. During 1997, the Company's annual cash payments for debt service and preferred stock dividends were $18.2 million and will increase to approximately $20 million in 1998 and to at least $55.0 million beginning in 2001. The Company's obligations to pay principal on its currently outstanding indebtedness will commence in October 1998 (except that the Company is required to use 20% of the proceeds from the sale of NB3 and Terrafon to make a tender offer to the holders of the Company's 15% Senior Secured Discount Notes due 2005 (the "15% Discount Notes"), on a pro rata basis according to the accreted value of the 15% Discount Notes, within 30 days after the consummation of such sales) when principal and interest payments on indebtedness to Hughes Network Systems in the original principal amount of $24.5 million will become due and payable to the extent this indebtedness has not then been converted into Common Stock or renegotiated by the Company.

           Interest payments on borrowings under the Company's vendor financing agreement with HNS are semi-annual and will commence on July 15, 1999 (unless an event of default occurs earlier), and principal payments will commence in 1999. The Company's obligations will increase significantly starting in 2001, when interest payments will commence on the 15% Discount Notes and the principal amount of any of the Company's 12% Senior Subordinated Convertible Notes due 2001 (the "12% Notes") then outstanding will become due and payable. The Company also is required to repay $40 million in November 2002 pursuant to a Senior Loan Facility (the "Senior Loan Facility") to entities affiliated with S-C Rig (as defined below). In October 2000, the Company's Series H Cumulative Redeemable Convertible Preferred Stock ("Series H Preferred Stock") is redeemable at the option of the holders for an aggregate price of $40 million. The Company may elect to pay the redemption price in shares of Common Stock having an aggregate market value equal to 150% of the redemption value of the Series H Preferred Stock being redeemed. If the Company's cash flow from operations is insufficient to make such payments, the Company would be required to refinance or renogotiate the terms of some or all of such indebtedness in order to avoid a default. There can be no assurance that the Company would be able to refinance such indebtedness on acceptable terms or in a timely manner. A default under the 15% Discount Notes or the 12% Notes would have a material adverse effect on the Company's financial position (see Footnote 1 to the Company's consolidated financial statements).

           The Company's substantial indebtedness may have important adverse consequences, including (i) impairment of the Company's ability to obtain additional financing in the future for working capital, capital expenditures and general corporate purposes; (ii) direction of a substantial portion of the Company's cash flow from operations to the payment of principal and interest, reducing funds available for other purposes, including the successful and timely development and marketing of the Driver Logistics System, (iii) the Company becoming more highly leveraged than other competing companies; and (iv) an increased vulnerability to a downturn in its business or the economy in general. In addition, the instruments governing the Company's outstanding indebtedness impose significant operating and financial restrictions, which limit, among other things, the Company's ability to incur indebtedness, utilize proceeds of debt financings and/or asset sales for working capital purposes, repay new indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of its subsidiaries, create liens, sell assets and engage in mergers and acquisitions. Although these instruments contain exceptions to these restrictions that are designed to allow the Company to operate its business without undue restraint, such restrictions, together with the Company's high degree of leverage, could limit its ability to effect future financings and respond to changing market conditions.

Dependence Upon Commercial Implementation of the Driver Logistics System and FHMA Network

           The Company's success will depend to a significant extent on its ability to successfully market its Driver Logistics System in its target United States markets. The successful and timely commercialization of the Driver Logistics System will depend on various factors, many of which are beyond the Company's control. These factors include, among others, the timely and cost-effective manufacture, construction, testing, and integration of the FHMA network infrastructure and software sufficient to provide adequate coverage, stability, and capacity, the procurement and preparation of base station and remote sites, the receipt of necessary regulatory approvals, the availability of substantial additional financing in the short term and long term, recruitment and successful training of the Company's sales staff and dealer network, increasing competition, and market acceptance of the Driver Logistics System.

Dependence Upon Integration of New Services and Software

           The Company's current and proposed services involve a complex integration of sophisticated voice and data applications that utilize newly developed hardware and specialized software products. The development and implementation of the Driver Logistics System and FHMA Network to date has raised and continue to raise technical difficulties, which have and may continue to adversely affect service to customers in certain markets. Additional technical difficulties may arise from time to time as the Company continues to make hardware and software modifications, add new services and increase the number of customers in a particular market. The introduction of additional services is expected to require testing and hardware and software modifications in order to integrate such services with the existing services, which may present technical problems. During the fourth quarter of 1997, the Company began introducing new operating system software in its current U.S. markets. Integration of such software required significant modification to the network and the hardware utilized by the Company's customers, as well as testing. The success and timing of the integration of new services and new software and/or the negative impact, if any, to the Company's customers from an interruption of service cannot be predicted. In addition, new software may be required to solve technical difficulties that may arise in the operation and performance of the Driver Logistics System and FHMA Network as additional subscribers are added in a particular market or as the coverage area in any market is increased. Furthermore, each of the Company's U.S. target markets could present unique technical issues due to differences in geography and topography, which may also require new software. Delays in the integration of new services and new software, or an adverse reaction from the Company's customers, could have a material adverse effect on the Company's ability to successfully market the Driver Logistics System, and accordingly upon other financial results, such as revenues, cash flow and results of operations.

Dependence On Customer Receipts; Need to Lower Cost of Manufacturing Customer Equipment

           To date, the Company's operating expenditures incurred with respect to its existing and planned offerings in each of its commercial markets have significantly exceeded customer receipts. The Company attributes this performance to two factors. Currently, customer equipment is provided to customers for substantially less than the cost to manufacture such equipment. Second, as a result of the Company's early promotional efforts and technical difficulties, the Company has no significant amounts of anticipated revenue from its U.S. customers. The Company's goal is to decrease such losses as it continues to add customers and eliminate technical difficulties. Additionally, the Company hopes to be able to lower the manufacturing cost of customer equipment as customer volume increases and additional vendors manufacture the units. However, there can be no assurance regarding the amount, if any, that the Company's customers will pay for the Driver Logistics System or for service or that the Company will be able to reduce the manufacturing cost of customer equipment sufficiently to make manufacturing cost-effective; nor can there be any assurance that the Company will be able to improve its collection of revenues. More generally, there can be no assurance that the Driver Logistics System will achieve market acceptance in the Company's targeted markets. The inability of the Company to increase the price paid by customers, reduce sufficiently its costs for its equipment, or establish an adequate customer base in each of its markets could have a material adverse effect on the

Company's cash flow from operations and financial position and the Company's ability to compete in the marketplace (see Footnote 1 to the Company's consolidated financial statements for discussion on impairment of long-lived assets).

Dependence Upon The Driver Logistics  Portable.

           The Company recently introduced the Driver Logistics(TM) Portable (the "Portable"). This may create additional technical challenges specific to those customers using the Portable, including being able to provide a commercially acceptable level of system coverage to those customers. In order to provide proper network support for the Portable, the Company may be required to construct additional sectors and acquire additional frequencies, which could materially impact cost structure. The Company's ability to successfully integrate the Portable and the costs required for such integration cannot be accurately determined until the completion of additional analysis and testing. The Company's inability to adequately integrate the Portable into its network or to successfully market the Portable to its customers could adversely affect the Company's ability to successfully market the Driver Logistics Portable.

Limited Operating History

           The Company has limited experience in marketing Driver Logistics Systems and in developing, establishing and operating wireless communications networks. Further, a significant portion of the Company's operating experience to date has occurred in foreign markets, primarily the United Kingdom and has involved technology different from the Company's proprietary technology. The Company's experience to date in the United States has been limited to providing primarily voice and data dispatch services during 1996 to a relatively few number of customers in seven of its 11 current markets. During 1997, the Company provided voice and data services in eleven markets. Therefore, there is limited historical financial and operating information to evaluate the Company's ability to operate successfully as a provider of integrated digital voice and data wireless communications services.

Need to Manage Growth; Dependence On Key Personnel

           Successful development and marketing of the Driver Logistics System in the Company's target markets will require expansion of the Company's operating, financial and management systems, which, in turn, will require additional senior management and a substantial number of additional technical and sales personnel. The Company's success will depend in part on its ability to attract, retain, motivate, train and manage additional individuals as well as existing personnel. The substantial growth in the wireless communications industry in recent years has created a strong need for talented and experienced individuals and, accordingly, the market for such individuals is very competitive. There can be no assurance that the Company will be able to attract and retain such individuals necessary to support the proposed expansion of its operations.

           The success of the Company will depend greatly upon the experience and active participation of its management. The Company has entered into employment agreements with certain members of senior management, including those employees who oversee the operations of the Company's main operating units. The loss of members of its senior management could adversely affect the Company's business. In addition, the successful further development and successful marketing of the Driver Logistics System will depend, to a large extent, upon the ability of the Company's engineers and scientific technical personnel to perfect and improve existing and proposed products. The loss of some or all of such personnel, the inability of the Company to attract additional personnel, or the inability of such persons to design products or to continue product enhancement in response to subscribers' demands or competitive pressures would inhibit the Company's ability to sell its products and services and to operate profitably.

Need for Additional Spectrum and Transmission Sites

           The Company may require additional spectrum to add capacity and services in certain of its existing markets as well as any future markets in the U.S. The Company anticipates that it may eventually need more spectrum in certain of its more populated markets. Because spectrum is a finite resource, there can be no assurance that the Company will be able to obtain additional spectrum to meet its possible needs. Additionally, acquisition of additional spectrum may require significant capital resources. The inability of the Company to obtain additional spectrum that it may require could limit its ability to expand its services and to increase the number of customers able to utilize the Company's proprietary FHMA digital wireless network and Driver Logistics Systems in certain markets.

           There are only a limited number of existing communications towers capable of providing the Company with sufficient coverage for its radio transmissions and supporting its transmission equipment. If the Company cannot obtain leases for existing towers, it may be required to purchase sites, obtain necessary permits and build such towers, which could take up to one year for each tower. If the Company is required to build new towers, the implementation of the FHMA network Driver Logistics System in one or more of its target U.S. markets could be delayed.

Impact of Government Regulation

           The licensing, construction and operation of SMR systems in the United States is regulated by the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The FCC currently regulates two types of 900 MHz SMR licenses, both authorizing ten channels of 12.5 KHz in width from base station to mobile. The Company holds both types. The first type is the Designated Filing Areas ("DFAs") licenses, which were issued by the FCC in the 1980's in 50 urban markets, on a site-specific basis. The second type is the Major Trading Areas ("MTA") license, issued pursuant to the FCC's 900 MHz specialized mobile radio ("SMR") spectrum auctions, which were concluded in 1996. MTA licenses authorize much larger territories in 51 markets. At December 31, 1997, the Company held authorizations for 185 MTA and 98 DFA licenses. The MTA licenses are non-site-specific and have an extended construction period of 3-5 years. Where the MTA licenses overlap coverage with a DFA license, the MTA licensee must ensure non-interference protection for the incumbent DFA licensee. Where the MTA licensee itself holds the incumbent DFA license, the DFA license may be canceled or subsumed into the MTA license, thereby assuming the regulatory/construction advantages of an MTA license. The Company has subsumed virtually all of its DFA licenses that are surrounded by its MTA licenses, in order to take advantage of regulatory/construction advantages. (See "Need for Additional Spectrum and Transmission Sites.")

           In accordance with the Indenture (the "Indenture") governing the 15% Discount Notes, the Company pledged an interest in certain of its subsidiaries that hold a majority of the Company's DFA Licenses. In addition, on December 21, 1995, the Company, through its subsidiaries, entered into the Loan Agreement and on September 27, 1996 entered into a Vendor Credit Financing Agreement (the "Credit Agreement") with HNS pursuant to which the assets of the Company's subsidiary, Geotek License Holdings, Inc., consisting of all MTA licenses obtained by the Company during 900 MHz SMR spectrum auctions were pledged to HNS as security. In December 1997, the trustee under the Indenture and HNS agreed to reallocate the MTA licenses among subsidiaries of the Company all of whose stock is pledged either to the Indenture trustee or to HNS.

           As permitted by the FCC, the Company subsumed its Designated Frequency Area ("DFA") licenses which were acquired prior to the 1996 auctions with the Company's MTA licenses so that, together, they are regulated as a single MTA license. Under the terms of the MTA licenses the Company acquired during the auctions, a MTA will be "constructed" if one-third of the market's population is served within three years of the grant, August 12,

1999, and two-thirds of the population are served within five years of the grant, August 12, 2001. As an alternative, the Company may elect for the FCC to waive the requirements for August 12, 1999 and agree that the construction requirements, that the Company provide substantial service to the MTA, be met by August 12, 2001. At December 31, 1997, approximately $39.4 million (cost basis) of the Company's $72.7 million of licenses were being utilized for commercial service.

           Most of the equipment utilizing the Company's technology that is used to send signals must satisfy certain technical standards and receive FCC type acceptance approval. In addition, the Company's equipment and transmitter sites must comply with the FCC's guidelines for human exposure to radio frequency ("RF") radiation. These guidelines apply to all MTA-based 900 MHz SMR licenses. Although the Company's base stations and current customer equipment have received such type acceptance approval from the FCC, there can be no assurance that future generations of customer units or other equipment will meet such standards.

Dependence Upon Third Party Providers

           The Company is dependent upon a relatively small number of manufacturers for its products. Rafael Armament Development Authority ("Rafael"), a related party and a division of the Israeli Ministry of Defense, is subcontracted for manufacturing and enhancing the base station and remote sites. The terms of the Company's license of FHMA technology from Rafael and the Company's receipt of certain capital grants provided by the State of Israel impose limitations on the Company's ability to transfer the manufacture and enhancement of certain aspects of its FHMA infrastructure absent the approval of Rafael and the State of Israel.

           Rafael has developed the base station equipment. In September 1996, the Company and a wholly-owned subsidiary of the Company, Geotek Financing Corporation ("GFC"), entered into an agreement with HNS pursuant to which HNS agreed to manufacture certain of the components required for the construction of 900 MHz FHMA base station equipment in order to expand the Company's manufacturing supply sources. In addition, HNS is providing up to $100 million of financing (the last $50.0 million of which is subject to the satisfaction by the Company of certain operating criteria) for up to 90% of the purchase price of equipment scheduled for delivery by HNS to the Company prior to June 30, 1999. As of December 31, 1997, the Company has drawn down $10.4 million of the $100 million. Rafael and HNS are currently producing base station equipment for the Company's U.S. wireless network.

           The Company procures all other components utilized in connection with its digital wireless system from third parties. Farbell Electronics manufactures large and small screen vehicle-mounted customer units and HNS manufactures the portable unit. In 1997, Mitsubishi Consumer Electronics of America ("MCEA") manufactured the mobile car radio, but will no longer do so. The Company does not believe this will have a material impact on the Company's business because going forward, the mobile car radio will be manufactured by GTI-Israel, a subsidiary of the Company. In June 1997, the Company also entered into a development and purchasing agreement with IBM to develop and produce an enhanced telephone and dispatch switch, in order to upgrade its existing switches for high customer capacity.

           There can be no assurance that such third parties will deliver such equipment on a timely basis. Although the Company believes that it can obtain all components necessary to build the digital wireless system from other sources, it may encounter delays in the event of a component shortage due to the time needed to identify alternative sources and manufacture substitute components. With the exception of Rafael and HNS, none of the Company's suppliers has previously manufactured FHMA system equipment. Failure to obtain hardware components on a timely basis or at satisfactory prices could result in delays or cost overruns in the implementation of the U.S. network and Driver Logistics System.

           The Company has agreements with several parties, including IBM to manage the construction of the U.S. wireless network base station and remote sector sites. The Company also has engaged, and intends to engage, other third party contractors to manage all or certain aspects of such construction or installation in certain of its U.S. target markets. A failure such contractors to manage properly the preparation and construction of the Company's base station and remote sector sites could delay the enhancement and continued roll-out of the FHMA Network, thereby jeopardizing the Company's FCC licenses and general adversely affect the Company's business.

Risks of International Business

           Certain of the Company's products and components are manufactured outside of the U.S. and its engineering and development activities are dependent upon foreign providers. (See "Dependence on Third Party Providers.") Further, the Company currently sells its products and services in various countries and may pursue opportunities in other countries. Accordingly, the Company is subject, but not limited, to the risks inherent in conducting business across international boundaries, including currency exchange rate fluctuations, international incidents, military outbreaks, economic downturns, government instability, nationalization of foreign assets, government protectionism and changes in governmental policy, any of which could adversely affect the Company's business in one or more of its international markets or in the U.S. For instance, the November devaluation of the Korean Won may have an adverse impact on the Company's investments in Korea, the Company's ability to collect receivables in dollars, or the Company's ability to successfully market its products in that country in the future.

           The Company and entities in which the Company has an interest currently hold licenses to operate communication networks in Korea and Argentina. The licensing and other operational risks attendant upon commencing and maintaining wireless communications networks in foreign countries are similar to those in the U.S., including availability of spectrum capacity and transmission sites, competition and government regulation.

           In July 1997, the Company entered into a joint venture agreement with two Canadian partners for the purpose of deploying FHMA Networks in the provinces of Ontario, Quebec and British Columbia utilizing 900 MHz licenses previously awarded to Geotek Communications Canada, Inc., a wholly owned subsidiary of Geotek Communications Canada, Inc. by Industry Canada, the regulatory agency responsible for spectrum allocation in Canada.

           The Company's joint venture partners withdrew from the joint venture in the first quarter of 1998. The Company has the option to reapply to Industry Canada for licenses at such time that the Company obtains financing sufficient to pursue its business in Canada.

         In Korea, the network is based upon the implementation of the FHMA Network on the 800 MHz frequency. There can be no assurance that the Company will be able to successfully adapt and market its FHMA Network to another frequency or standard on a timely or cost-effective basis, if at all. Further, the roll-out of products and services in each of these countries will be subject to the same risks attendant to the marketing and development of the Company's Driver Logistics System and FHMA Network in the U.S. Moreover, certain foreign regulatory authorities may limit the Company's ownership interest in licenses or the operating entity which it owns and operates under such licenses. There can be no assurance that the Company will be successful in developing its business in any of these markets.

         Certain international regulations may limit the Company's interest in entities that hold licenses or operate wireless networks in various countries. Thus, the Company's ability to expand its interest in international markets may be limited.

Year 2000 Issues

           The Company's software and hardware were developed relatively recently and, therefore, do not require any significant modifications for the Year 2000. However, the Company may face Year 2000 issues as it seeks to coordinate with other entities with which it interacts electronically, including suppliers, customers and distribution partners. Although the Company is not currently aware of any material problems, an assessment has not been made of the anticipated costs, problems and uncertainties associated with the Year 2000 consequences.

Competition

           Competition in the logistic wireless communications industry is intense and is expected to increase. The Company faces significant competition in each of the U.S. markets that it currently serves and expects to face significant competition in its planned United States markets as well. The Company competes with established, new and planned SMR, cellular, paging, satellite, personal communications services ("PCS") and public data service providers. In addition, the Company competes with manufacturers of PMR equipment, which target private network operators and SMR customers. Many of the Company's competitors have substantially greater technical, marketing, sales and distribution resources, access to capital, and experience providing wireless communications services than the Company.

           The Company competes for subscribers primarily on the basis of services offered, the technical quality of its system, capacity, coverage and price. Many of the target customers for the Company currently use other wireless communications services. In order to compete effectively, the Company must attract a portion of its target customers from their existing providers. The Company's marketing strategy emphasizes its integrated package of voice and data services, which the Company believes differentiates it from other wireless communications providers. However, there can be no assurance that potential customers will perceive the Company's services to be superior to those offered by other wireless communications providers.

Risk of Rapid Technology Changes

           The telecommunications industry is subject to rapid and significant technological changes, which could result in new product and/or service offerings. The Company believes that such new offerings could compete directly with those currently offered by the Company or could lower the cost of currently competing offerings such that the Company would be required to reduce the prices for its offerings. Any such reduction would ultimately affect the Company's cash flow from operations. While the Company is unaware of any proposed changes that are expected to materially diminish the attractiveness of its products and services, the nature or timing of technological changes or the effect of such changes on the Company's business cannot be predicted. In the future, the Company expects to encounter competition from new technologies, including but not limited to ESMR networks, PCS and possibly satellite technology, as well as from advances in existing technologies such as cellular, paging and mobile data transmission. (See "Competition" above).

Proprietary Information and Patent Issues.

           The Company protects its proprietary information by way of confidentiality and non-disclosure agreements with employees and third parties who may have access to such information. The Company continually reviews its technology developments in order to file patent applications and has filed patent applications with respect to certain aspects of its FHMA technology in Israel, the U.S. and other countries and expects to file additional patent applications in Israel and the U.S. Generally, the Company intends to file all patent applications in the United States and Israel and in such other countries as it deems appropriate. There can be no assurance that such applications will be granted. There can be no assurance that any patents issued will afford meaningful protection against competitors with similar technology or that any patents issued will not be challenged by third parties. There also can be no assurance that others will not independently develop similar technologies, duplicate the Company's technologies or design around the patented aspects of any technologies developed by the Company. Many patents and patent applications have been filed by third parties with respect to wireless communications technology. The Company does not believe that its technology infringes on the patent rights of third parties. However, there can be no assurance that certain aspects of the Company's technology will not be challenged by the holders of such patents or that the Company will not be required to obtain a license from or otherwise acquire from third parties the right to use certain technology. The failure to overcome such challenges or obtain such licenses or rights could have a material adverse effect on the Company's operations.

Influence by Significant Stockholders; Preemptive Rights

           As of December 31, 1997, approximately 36.2% of the total voting power of the Common Stock (on a fully-diluted basis) was beneficially owned by the directors and executive officers of the Company and their affiliates. Consequently, the Company's directors and executive officers will be able to exert significant influence with respect to all matters upon which stockholder approval is required.

           Pursuant to certain agreements among them, certain of the principal stockholders of the Company have the right to require certain other stockholders to cause (to the extent permitted by law and to the extent within such other stockholders' control) the directors of the Company to vote, or refrain from voting, in accordance with such stockholders' direction with respect to the election of directors. In addition, S-C Rig Investments-III, L.P. ("S-C Rig") and Vanguard Cellular Systems, Inc. have preemptive rights with respect to certain issuances of voting securities by the Company which permit them to purchase voting securities of the Company, at the same price and on the same terms as the Company may offer to third parties, in an amount sufficient to maintain their respective percentage interests in the voting securities of the Company on a fully-diluted basis. The Company also has granted to the holders of the Series H Preferred Stock, Series I Cumulative Convertible Preferred Stock, Series K Cumulative Convertible Preferred Stock and Series N Cumulative Convertible Preferred Stock the right to elect additional directors to the Board of Directors of the Company upon the occurrence of certain events of default. The operation of such provisions could result in such stockholders exerting significant influence over the Board of Directors of the Company.


Shares of Common Stock Reserved for Issuance; Shares of Common Stock Eligible for Sale

           As of December 31, 1997, the Company had an aggregate of approximately 73.6 million issued and outstanding shares of Common Stock. In addition as of such date, the Company had reserved for issuance an aggregate of approximately 124.9 million shares of Common Stock issuable pursuant to (i) outstanding vested and non-vested options, warrants and similar rights; (ii) conversion of other outstanding convertible securities of the Company (including shares issuable upon conversion of the Company's preferred stock); (iii) dividends on the Company's preferred stock; and (iv) contingent obligations to issue additional shares. Pursuant to the Company's Restated Certificate of Incorporation, the Company currently has 200 million authorized shares of Common Stock. Subject to certain limitations, the persons holding such options, warrants and convertible securities may obtain the shares of Common Stock underlying such options, warrants and convertible securities at any time. The issuance of a large number of shares of Common Stock would dilute the percentage interest of other existing stockholders of the Company.

Item 2. PROPERTIES

           In February 1997, the Company's principal place of business was moved to 102 Chestnut Ridge Road, Montvale, New Jersey. The Company rents, from an unaffiliated third party, approximately 50,000 square feet of office space for approximately $1.2 million per year, plus taxes and utilities. The lease expires February 2007. The Company's Montvale facility functions as its corporate headquarters.

           GMSI leases its facilities in Ontario, Canada pursuant to a lease, with an unaffiliated third party, that expires in April 2005. Annual base rental payments over the remainder of the lease are approximately $140,000.

           In addition, the Company leases office space in each of the target markets in which it intends to provide service as it enters a target market. In addition to office space, the Company must secure leases for its transmission equipment at suitable locations in each of these U.S. markets. As of December 31, 1997, the Company had leased office space in 11 of its target sales markets and transmission sites in 14 of its target sales markets. The aggregate annual rental payments pursuant to these leases are approximately $5.1 million.

Item 3.    LEGAL PROCEEDINGS

           Harris Adacom. In June 1994, the Company filed a lawsuit against Harris Adacom Corporation B.V. ("Harris"), a Dutch Corporation, to enforce the Company's right to repayment of a $3.5 million loan made to Harris in January 1994. In or about May 1994, creditors placed Harris into bankruptcy. In response to the Company's lawsuit, Harris and its subsidiaries filed a lawsuit against the Company in the courts of the State of Israel, requesting a declaratory judgment that the Company entered into a binding agreement for the purchase by the Company of a significant interest in certain wireless communication business assets owned by Adacom Technologies Ltd., an affiliate of Harris and an Israeli publicly traded company, and subsequently breached such agreement. In July 1997, the plaintiffs filed a motion with the court seeking to amend the Statement of Claim to assert a claim for monetary damages of approximately $27 million arising out of the same transaction. This motion is pending. In addition, plaintiffs are seeking to add Yaron Eitan, the Company's Chairman of the Board, and Yoram Bibring, who, prior to the Company's reorganization in December 1997, was President and CEO of Geotek International Networks, Inc. as defendants. The Company believes that plaintiffs' claims in such action are primarily an attempt to delay efforts to collect Harris' debt to the Company and that the Company has meritorious defenses. The Company intends to defend such action vigorously.

                                       ***

           The Company develops and utilizes technology for substantially all of the services and products it offers and intends to offer and has, from time to time, been the subject of infringement claims related thereto. It is often difficult to predict the outcome of such litigation and the amount of damages that may be awarded. The Company does not believe that any pending or threatened litigation related to the Company's technology or use thereof will have a material adverse effect on financial position and results of operations.

           The Company also is, from time to time, a party to litigation, which may or may not be covered by insurance, arising in the ordinary course of business. The Company does not believe that results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on its business.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of the Company's stockholder's during the fourth quarter of 1997.

           [The remainder of this page was intentionally left blank]

Item A.  EXECUTIVE OFFICERS

           As of the date hereof, the executive officers of the Company are:

      Name              Age                   Position
      ----              ---                   --------
Yaron I. Eitan          41    Chairman of the Board and Chief Executive Officer
Dr. George Calhoun      45    Senior Vice President-Strategic Marketing and Director
Valerie E. DePiro       32    Vice President, Chief Accounting Officer and Corporate Controller
Anne E. Eisele          42    Senior Vice President and Chief Financial Officer
Michael McCoy           45    Executive Vice President and Chief Operating Officer
Zvi Peled               49    President and CEO-Geotek Technologies
Robert Vecsler          33    Senior Vice President-Business Affairs, General Counsel and Secretary

           Mr. Eitan has served as Chief Executive Officer and as a director of the Company since March 1989 and as Chairman of the Board since October 1996. From March 1989 until October 1996, Mr. Eitan also served as President of the Company. Mr. Eitan also served as Chairman of the Board of Bogen and as a director of Geotek Technologies Israel Ltd., GMSI and NB3, subsidiaries of the Company.

           Dr. Calhoun was appointed Senior Vice President - Strategic Marketing in December 1997 and was appointed a director of the Company in July 1993, when he became President of the Company's wireless communications group. In October 1996, he was appointed the Vice Chairman of Strategy & Technology of the Company. Dr. Calhoun joined the Company in June 1992 as President, Chief Operating Officer and a director of GTIL. He also served as a director of NB3. Dr. Calhoun previously served in various positions with InterDigital Communications Corporation (formerly International Mobile Machines Corporation), a corporation co-founded by Dr. Calhoun and engaged in the development of digital radio technology, most recently as General Manager of the Intellectual Property Licensing Division, which position he held until June 1992.

           Ms. DePiro has served as Vice President, Chief Accounting Officer and Corporate Controller since September 1997. Ms. DePiro joined the Company in 1995 and served as Director of Financial Reporting and Analysis from October 1995 to September 1997. Ms. DePiro is a Certified Public Accountant; and from 1989 to 1995 was in the audit practice with Coopers & Lybrand LLP.

           Ms. Eisele was appointed Senior Vice President, Chief Financial Officer in February, 1998. Prior to joining the Company, Ms. Eisele was President, Chief Financial Officer and Chief Operating Officer of DeSoto, Inc., a $100 million manufacturer and marketer of consumer and industrial products. From 1984 through 1996, Ms. Eisele served in various management positions at DeSoto Inc. From April 1994 through September 1996, Ms. Eisele served as a director of DeSoto, Inc.

           Mr. McCoy was appointed Executive Vice President and Chief Operating Officer in December, 1997. He joined the Company in November 1994 and served as

Senior Vice President and Chief Financial Officer of Geotek Communications, Inc. and as President and Chief Executive Officer of the U.S. Network division of the Company. Prior to joining Geotek in 1994, Mr. McCoy was a member of the Office of the Chairman and Senior Vice President of Business Development for LCI International, Inc., a facilities-based long distance telecommunications company. Prior to that, Mr. McCoy was President and Chief Operating Officer of Coradian Corporation, a publicly-held telephone equipment distribution company

           Mr. Peled serves as President and Chief Executive Officer of Geotek Technologies, Inc., a wholly owned subsidiary that develops and manufactures FHMA technology. Before joining Geotek in July 1997, Mr. Peled served as President and Chief Executive Officer of Bogen Communications International, Inc. and from 1975 until July, 1996, Mr. Peled worked for Elbit, a diversified electronics company where he rose through successive positions of responsibility from electronic system engineer to Divisional General Manager.

           On January 13, 1998, the Israeli Purchase Tax and Value Added Tax Authority filed a criminal complaint against Elbit and Mr. Peled, in his capacity as General Manager. The complaint is based on falsification of records pertaining to Elbit's purchase tax obligations.

           Mr. Vecsler has served as Senior Vice President-Business Affairs since June 1997 and General Counsel and Secretary of the Company since March 1996. From May 1995 through March 1996, he served as Corporate Counsel for the Company. Prior to joining the Company, from August 1994 until April 1995, Mr. Vecsler served as Assistant General Counsel at Enviro Source, Inc. From April 1993 until July 1994, he served as Counsel to Fletcher Asset Management, Inc. Mr. Vecsler practiced law at Kelly, Drye & Warren from September 1988 until March 1993.

                                     PART II

Item 5. MARKET PRICE FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

           The Company's Common Stock currently trades on The NASDAQ Stock Market(TM) under the symbol "GOTK" and on the Pacific Stock Exchange under the symbol "GEO".

           The following tables set forth, for the quarters indicated, the high and low sales prices for the Company's Common Stock as reported on the NASDAQ National Market:

                 Year Ended December 31, 1997                High          Low
First Quarter...........................................    8 1/8        5
Second Quarter..........................................    6 5/16       3 21/32
Third Quarter...........................................    5 11/16      4 1/8
Fourth Quarter..........................................    4 3/8        1 11/32
                 Year Ended December 31, 1996                High          Low
First Quarter...........................................    12           6 5/16
Second Quarter..........................................    14 7/8       9 3/4
Third Quarter...........................................    13 3/4       8
Fourth Quarter..........................................    9 1/8        5 7/16

As of March 10, 1998 there were 1,568 record holders of the Common Stock.

           The Company has not declared or paid any cash dividends on the Common Stock since commencing operations and is restricted from paying any dividends on the Common Stock due to debt covenant restrictions. At present, the Company is obligated to pay, for a five-year period following the issuance of its Series H preferred stock, cumulative dividends of $2,000,000 per year on the Series H preferred stock, in cash, and, for a five-year period following the issuance of its Series I preferred stock and Series K preferred stock, respectively, cumulative dividends equaling $700,000 per year on the Series I preferred stock and $700,000 per year on the Series K preferred stock, in cash or shares of Common Stock of the Company, before any cash dividends may be paid on the Common Stock. In addition, the Company is presently obligated to pay cumulative annual dividends of $750,000 per year on its Series L preferred stock, in cash or additional shares of Series L preferred stock, cumulative annual dividends of $977,500 per year on its Series M preferred stock, annual cumulative dividends in Common Stock equaling $5,472,500 on the Series N preferred stock, and annual dividends of $2,695,000, $1,250,000, and $2,839,000 on the Series O, Series P,
and Series Q preferred stock, respectively, in cash or Common Stock, before any cash dividends may be paid on the Common Stock. At present, the Company is current in payment of all required dividends on its outstanding preferred stock.

Item 6. SELECTED FINANCIAL DATA

                      (In thousands, except per share data)


For the Year ended December 31,                            1997          1996          1995         1994         1993
                                                           ----          ----          ----         ----         ----
Net sales                                              $ 65,510       $46,525       $35,761       $ 26,916     $18,912
Net loss from continuing operations                    (225,688)     (140,320)      (83,075)       (42,774)    (50,476)
Income (loss) from discontinued operations                6,109         2,098        (4,124)           369         287

Net loss                                               (219,579)     (138,222)      (87,199)       (42,405)    (53,735)

Basic and diluted net loss per share from continuing      (3.77)        (2.55)        (1.67)         (0.91)      (1.42)
operations

Basic and diluted income (loss) per share from              .09           .04          (.08)           .01         .01
discontinued operations

Basic and diluted net loss per share applicable to        (3.68)        (2.51)        (1.75)          (.90)      (1.52)
common shares

As of December 31,                                         1997          1996          1995         1994          1993
                                                           ----          ----          ----         ----          ----
Total Assets                                            $331,750       $418,021      $278,420      $166,630    $126,190
Long-term debt (net of current portion) and              283,422        255,060       136,512        68,383      42,416
redeemable preferred stock

Shareholders' equity                                     (78,821)        95,070        76,035        77,277      69,276

The historical financial results have been reclassified to reflect the 1997 disposition of the Company's communication products segment.

The difference in financial results among the years is influenced by the following acquisitions and dispositions. In 1993 NB3, GMSI and the remaining interest in PowerSpectrum, Inc. were acquired and Oram Electric Industries, Ltd., Oram Power Supplies 1990, Ltd. and Geopower were sold. In 1994, 49% interests in PBG and DBF were acquired. In 1995, the remaining interests in PBG and DBF were acquired and the Company increased its interest in GTIL from 56% to 94%. In 1996, the operating assets of the Company's German Networks were contributed to a 50/50 joint venture, Terrafon, the Company acquired the remaining 50% interest in MIS, and the Company formed a joint venture in Korea, Anam Telecom and increased its interest is GTIL from 94% to 97%. During 1997 the Company increased its ownership interest in GTIL to 98%. On November 26, 1997, with the discontinuation of the communications products segment, the Company sold its 64% interest in BCI for $18.5 million and in December 1997 the Company entered into two agreements to sell NB3 and Terrafon which sales were consummated during the first quarter of 1998, See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Accordingly, the Company reduced the carrying value of its investment in

Terrafon to the fair market value.

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto, included elsewhere in this report. The consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. They do not include any adjustments to the carrying value of assets and liabilities that might result from the aforementioned uncertainty (see risk factors contained in Part I of the form 10-K and footnote 1 to the consolidated financial statements).

Results of Operations

General

Geotek Communications, Inc. and subsidiaries (collectively, "the Company") have devoted and expect to continue to devote substantial financial and management resources to the development and marketing of its Driver Logistics(TM) System and for the deployment of its frequency hopping multiple access ("FHMA(R)") Network. The Driver Logistics(TM) System involves a complex integration of sophisticated digital voice and data applications that utilize hardware and specialized software. The Company currently operates its FHMA(R) Network in eleven markets in the United States ("U.S. Network"). The Company, through its joint ventures, may deploy FHMA(R) systems internationally. Although Management believes these activities will have a positive effect on the Company's results of operations in the long term, it is expected to have and has had a substantial negative effect on the Company's results of operations and financial position in the short term. The Company expects to incur substantial losses and have negative cash flow from operations for the foreseeable future, attributable primarily to the operating, sales, marketing, general and administrative expenses relating to the roll-out of the U.S. Network as well as an ongoing investment in engineering and development related to its wireless communications activities. There can be no assurance that the Company will operate at profitable levels, have positive cash flow from operations, or continue to obtain financing to proceed with the implementation of its operating plan.

The Company is in various stages of operations of its networks in Philadelphia, Washington DC/Baltimore, New York, Boston, Miami, Dallas, Tampa, San Antonio, Houston and Phoenix and, as a result, has not yet generated positive cash flow. The Company's existing cash resources at December 31, 1997, proceeds from the sale of non-strategic assets, and expected cash flow from operations will be insufficient to fund its current operations and the full implementation of the Company's business plan in the short and long term.
The Company's short term business plan is to add customers and customer revenues and market its Driver Logistics System in its existing markets. The
Company's long term business plan includes: the roll out of the US Network in over 40 markets; the ongoing deployment of existing international digital wireless networks; the repayment of convertible debt and redeemable preferred stock (if such are not converted into equity); and, the repayment of the Company's line of credit and vendor credit facility and Senior Secured Discount Notes ("Discount Notes") due 2005.

Based on the Company's current business plan, the Company estimates that it will need approximately $85 million of additional financing through the end of fiscal 1998, with a portion needed beginning in the second quarter of 1998, to execute its short term business plan (fiscal 1998) and significant additional financing thereafter to implement its long term business plan. The amount of additional financing required will increase if the Company experiences: delays in the commercial implementation of its U.S. Network (which have occurred in the past); cost overruns; or other unanticipated cash needs. The Company does not intend to construct additional U.S. markets or to expand into new international digital wireless networks until such time as it obtains sufficient financing to do so. The Company believes that its market by market roll-out plan of the FHMA(R) Network will permit the Company to control its cash expenditures to a limited extent by focusing its activities in certain markets while reducing or delaying its activities in other markets. Additionally, the Company intends and hopes to renegotiate certain existing cash obligations. The Company will attempt to obtain additional financing from one or more sources, including, but not limited to, public or private equity or debt offerings, bank loans, strategic partners, joint ventures, vendor financing, leasing arrangements, or a combination thereof. There can be no assurance that the Company will be able to obtain any such financing or renegotiate existing obligations on acceptable terms or at all. Any additional equity or debt financing may involve substantial dilution to the interest of holders of the Company's equity securities. The failure to obtain the requisite additional capital commencing in the second quarter would prevent the Company from executing its short and long term business plan, would result in the Company violating certain contractual and debt covenants, and would affect and raise substantial doubt about the Company's ability to continue as a going concern. The Company also expects to impact cash flow through stringent cost control and expenditure reduction. The consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. They do not include any adjustments to the carrying value of assets and liabilities that might result from the aforementioned uncertainty.

The Company has historically grouped its operations into two types of activities: wireless communications and communications products. On November 26, 1997, the Company discontinued its communication products subsidiary, with the sale of its 64% interest in Bogen Communications International, Inc. ("BCI"), for $18.5 million in cash (see discussion below). BCI was primarily engaged in the development, manufacturing, and marketing of telephone peripherals and sound and communications equipment. The Company's wireless communications subsidiaries are currently engaged in marketing and enhancing its Driver Logistics(TM) System in the United States. Additionally, the wireless communications subsidiaries are involved in: enhancing the proprietary FHMA(R) Network; selling its proprietary digital wireless infrastructure equipment internationally; and implementing digital wireless communications systems internationally. In December 1997, the Company entered into two definitive agreements to sell its analog trunked mobile radio services in the United Kingdom and Germany for approximately $82 million and DM 7 million, respectively. These sales were consummated in February 1998 (see discussion below).

In July 1997, the Company entered into a joint venture agreement with two Canadian partners for the purpose of deploying FHMA(R) Networks in the provinces of Ontario, Quebec and British Columbia utilizing 900MHz licenses previously granted to Geotek Communications Canada Inc., a wholly-owned subsidiary of GeoNet Communications Canada Inc. ("GeoNet Canada"), by Industry Canada, the regulatory agency responsible for spectrum allocation in Canada. The Company invested $2 million in GeoNet Canada and the two Canadian partners invested $1 million each for a total initial investment of $4 million. Additionally, the Company deposited $2.3 million in a restricted cash account as collateral for the Canadian partners' investments. The parties reserved the right to withdraw from the venture. In the first quarter of 1998, the Canadian partners notified the Company and subsequently withdrew from the joint venture. The Canadian partners were repaid their investment from the restricted cash account and the balance of cash in the joint venture became available to the Company. The withdrawal of the Canadian partners resulted in the loss of The Canadian licenses although the Company may reapply for licenses at such time that the Company obtains sufficient financing to pursue its deployment of the network in Canada.

The Company holds a 21% interest in Anam Telecommunications, Inc. ("Anam Telecom"), a holder of a nationwide trunked radio system license in Korea. The license covers a geographic area with a population of approximately 45 million people and is based on the implementation of the Company's FHMA(R) system on an 800MHz frequency. The Company's FHMA(R) system operates in the 900MHz frequency band in the United States. Anam Telecom commenced commercial operations in November 1997 in the Seoul region of Korea. The deployment of a FHMA(R)-based digital system in Korea is subject, but not limited to, the same risks attendant to the deployment of the Company's digital wireless system in the United States. Additionally, the devaluation of the Korean Won during the fourth quarter of 1997 or any additional devaluation of the Won could result in an adverse effect on the ability of Anam Telecom to deploy and operate the FHMA(R) system in Korea.

In 1997, the Company, through its subsidiary Geotek Technologies, Inc. ("GTI"), entered into contracts to provide Anam Telecom, as well as Hyundai Electronics ("HEI"), FHMA(R) Network equipment and to supervise network construction. HEI, in turn, will sell such equipment to the Korean regional operators. To date all contracts have been denominated in dollars; however, the further devaluation of the Korean Won may have an adverse effect on the Company's ability to sell infrastructure in Korea in the future or to negotiate satisfactory agreements or amendments to existing agreements.


The Company owns a 70% interest in Geotek Argentina S.A. which holds a nationwide trunked radio system license in Argentina. The license was awarded in August 1997 and covers metropolitan Buenos Aires, Cordova, Mendoza and Santa Fe. Geotek Argentina is currently deploying a demonstration site in Buenos Aires. The deployment of a FHMA(R) Network in Argentina is subject, but not limited to, the same risks attendant to the deployment of the Company's digital wireless system in the United States.

In connection with its strategic initiative to focus its efforts on marketing the Driver Logistics(TM) System in the U.S., in December 1997, the Company entered into two definitive agreements to sell its European assets. The sales were consummated in February 1998. Under the first agreement, the Company sold its operating subsidiary, National Band Three Ltd. ("NB3"), for approximately $82 million in cash. NB3 provides analog Public Access Mobile Radio ("PAMR") services to approximately 64,500 subscribers in the United Kingdom and, in 1996, was awarded a license to operate a digital PAMR network in the United Kingdom. Under the second agreement, the Company sold its 50/50 joint venture in Germany, Terrafon, for approximately DM 7 million in cash. Terrafon was established in December 1996 through a merger of the Company's German networks and RWE Telliance A.G. ("RWE") mobile radio network and provides analog radio service to approximately 42,700 subscribers. The use of proceeds from the sales of NB3 and Terrafon are subject to significant limitations outlined in the Indenture governing the Company's Discount Notes (see "Liquidity and Capital Resources").

Summary of Operations

The results of operations are presented for continuing operations of the Company. Results of the discontinued operation, communication products, have been reclassified.

Consolidated

1997 Compared to 1996

Consolidated revenues from continuing operations increased by 41% in 1997 over 1996 principally due to revenues from GTI for the sale of digital wireless infrastructure equipment to two customers in Korea which totaled approximately $22.7 million in 1997.

Consolidated operating expenses increased by 38% in 1997, due to increased engineering and development activities associated with the enhancement of the Company's digital wireless network and development of portable customer units; cost of sales for digital wireless infrastructure (which approximate the revenue recognized); increase in general and administration expenses to support the U.S. Network roll-out and international activities; and increased marketing expenses associated with the roll-out of the U.S. Network.

Consolidated losses from continuing operations increased by $85.4 million to $225.7 million in 1997.

On a consolidated basis, interest expense increased in 1997 by 20% due to the accretion of the Discount Notes and the accretion of the value of the warrants issued in connection with the Discount Notes; the March 1996 issuance of the 12%

Senior Subordinated Convertible Notes ("Convertible Notes"); deemed interest on the Company's debt that is convertible at a discount to market; and interest on the Company's line of credit and vendor financing facilities. This increase in interest was offset by capitalized interest on construction in progress.

Interest income decreased by 34% in 1997 due to a lower level of cash and cash equivalents held during the year.

1996 Compared to 1995

Consolidated revenues from continuing operations increased by 30% in 1996 over 1995 principally due to subscriber growth on the Company's NB3 network in the United Kingdom and the inclusion of the Company's German Networks on a consolidated basis in 1996 prior to the contribution of the operating assets and liabilities of these networks to the Terrafon joint venture.

Consolidated operating expenses increased by 52% in 1996, due to: increased engineering and development activities associated with the enhancement of the Company's digital wireless network and development of customer units, increase in general and administration expenses to support the U.S. Network roll-out and international activities, and increased marketing expenses associated with the roll-out of the U.S. Network.

Consolidated losses from continuing operations increased by $57.2 million to $140.3 million in 1996.

On a consolidated basis, interest expense increased by 87% in 1996 due to the accretion of the Discount Notes, the accretion of the value of the warrants issued in connection with the Discount Notes and the March 1996 issuance of the Convertible Notes.

Interest income increased in 1996 due to a higher level of cash and cash equivalents held during the year.

Wireless Communications Activities

As discussed previously, the Company entered into two agreements to sell its ownership interests in its European assets in the United Kingdom and Germany. The table below set forth certain information with respect to the results of operations of the Company's core activities as of December 31, 1997, 1996 and 1995 (dollars in thousands).

                                                1997         1996          1995
                                                ----         ----          ----
    Net total revenue                        $ 34,202     $ 13,894     $ 10,070
    Gross margin                              (39,790)     (14,628)         277
                                                (116%)       (105%)          3%
    Engineering and Development                39,609       34,520       33,273
    General & Administrative Expense           39,003       27,693       19,027
    Sales and Marketing                        25,394       23,735       12,021

    Equity in loss of investees                 4,632           79        1,563
    Other (income)/loss                           190      (1,494)      (2,121)
    Loss before interest, taxes,
            depreciation & amortization     (148,618)     (99,161)     (63,486)
    Depreciation & amortization               24,533        8,438        3,088
    Loss before interest and taxes          (173,151)    (107,599)     (66,574)
    Net loss                               $(199,172)   $(129,199)    ($81,507)

1997 Compared to 1996

Revenues from wireless communications activities increased by $20.3 million or 146% for the year ended December 31, 1997. This increase was primarily due to an increase in GTI revenues resulting from the sale of digital wireless infrastructure equipment to the Company's Korean customers of $22.7 million which includes the Company's joint venture in Korea (for which the Company eliminates its 21% ownership interest of revenue). The cost related to the sales to Korea approximate the revenues recognized. Additionally, revenues increased due to the increase in the number of customers using the U.S. Network. The increase in negative gross profit for the Company is primarily the result of increased direct service costs related to the roll-out of the digital network in additional markets in the U.S. Network, the cost of which are currently not covered by revenues, and the cost of inventory of customer handsets which are marketed under a promotion program at an amount less than cost.

Engineering and development costs related to the digital wireless system and customer handsets increased $5.1 million or 15% for the year ended December 31, 1997 and 1996, respectively. The increase was due to one time development costs for the portable unit and related portable docking station as well as switch development costs. The Company expects significant engineering and development costs to continue in the future in connection with continued enhancements to the FHMA(R) Network and Driver Logistics(TM) System, but at lower levels than 1997.

The Company's U.S. Network is in various stages of operations in 11 markets throughout the United States and, accordingly, continues to put in place its marketing, engineering, operations and administrative staff and systems. During the third quarter of 1997, the Company commenced operations in Houston, Phoenix and San Antonio. Marketing expenses increased by approximately $1.7 million or 7% due to the U.S. Network marketing programs and an increase in staff needed to execute the roll-out of the U.S. Network in its markets.

The increase in the Company's 1997 general and administrative expenses of $11.3 million or 41% was due to costs associated the Company's financing activities related to the construction of the U.S. Network.

The Company's equity in losses of less than 50% owned entities in 1997 was primarily attributable to the results of the Company's Korean joint ventures. As discussed above, the Company's Korean joint ventures are in the process of establishing a digital network in Korea. It is expected that these entities will continue to generate substantial losses in the near future.

Wireless communications activities generated a loss before interest, taxes, amortization and depreciation of $148.6 million for the year ended December 31, 1997 compared to $99.2 million in 1996. This increase was primarily due to costs related to the ongoing roll-out of the digital wireless network in the U.S. and enhancement of the digital wireless network.

1996 Compared to 1995

Revenues from wireless communications activities increased by $3.8 million to $13.9 million or 38% for the year ended December 31, 1996 compared to 1995. This increase was primarily due to the increase for GMSI, Inc.'s contract related to the Singapore taxi fleet as well as revenues from Geotest Inc., a subsidiary sold in 1996, which recorded revenues of $3.9 million and $2.8 million in 1996 and 1995, respectively.

The increase in negative gross profit for the U.S. Network was primarily the result of increased direct costs related to the roll-out, the cost of which are currently not covered by revenues, and the write-down of pre-production inventory to replacement cost. In 1995, the U.S. Network included the results of the Company's MetroNet subsidiary. In November 1995, the Company exchanged the assets of MetroNet, primarily 800MHz licenses, with Nextel Communications Inc. for certain 900MHz licenses.

Engineering and development expenses (net of government grants of $0.3 million and $5.9 million in 1996 and 1995, respectively) related to the digital wireless system and customer units were $34.5 million for the year ended December 31, 1996 compared to $33.3 million for the same period of 1995. The increase in the 1996 expense was primarily attributable to costs related to the development of the U.S. Network's commercial customer unit and enhancements to the Company's proprietary digital wireless network, including system software. In addition, the Company expensed the $1.9 million excess of the consideration paid over the fair value of the net assets received in the purchase of MIS Information Systems Holdings Ltd. as the acquisition primarily related to ongoing software development projects in process. The Company expects significant engineering and development expenses to continue in the future in connection with enhancements made to the system and subscriber unit.

The Company was in the process of rolling out its wireless service over its proprietary digital wireless network in the United States and, accordingly, continued to put in place its marketing, engineering, operations and administrative staff and systems. Marketing expenses increased by approximately $11.7 million or 97% due to the U.S. Network marketing programs and an increase in staff needed to execute the roll-out of the U.S. Network in the initial 1996 markets.


General and administrative expense increased $8.7 million or 46% due to an increase in administrative staff needed to support the beginning of the U.S. Network roll-out and the Company's expanding international business development activities.

The Company's equity in losses of less than 50% owned entities for the year ended December 31, 1996 and 1995 is attributable primarily to the results of the Korean joint ventures. The loss for 1996 is presented net of a $1.4 million reimbursement received by the Company from Anam Telecom for expenses incurred by the Company on behalf of its Korean joint venture in connection with the trunked radio system license process. As discussed above, the Company's Korean joint ventures are in the process of establishing a digital network in Korea. It is expected that these entities will continue to generate substantial losses in the near future.

Wireless communications activities generated a loss before interest, taxes, amortization and depreciation of $99.2 million for the year ended December 31, 1996 compared to $63.5 million in 1995. This increase is primarily due to costs related to the commencement of the roll-out of the digital wireless communication system for the U.S.

As previously discussed, in December, 1997, the Company entered into two definitive agreements to sell its analog trunked mobile radio services in the United Kingdom and Germany for approximately $82 million and DM 7 million, respectively. These sales were consummated in February 1998. The net assets of NB3 and investment in Terrafon at December 31, 1997 are presented as net assets held for sale. This transaction will result in a gain of approximately $60.2 million which will be recognized in the first quarter of 1998. Upon the decision to sell Terrafon, the Company reduced the carrying value of the investment to fair market value. The loss, which is included in Equity in loss of investees at December 31, 1997, was $12.9 million.

Below is a summary of financial data related to NB3 and Terrafon
(dollars in thousands)

                                                   1997        1996       1995
                                                   ----        ----       ----

  Net total revenue                            $ 31,308    $ 32,631   $ 25,691
  Gross margin                                   20,350      15,965     13,756
                                                    65%         49%        54%
  General & Administrative Expense                6,042       7,829      3,582
  Sales and Marketing                             5,581       5,993      6,042
  Equity in loss of investees                    17,116           -      3,332
  Other (income)/loss                             4,493       (458)      (240)
  (Loss) income before interest, taxes,
     depreciation & amortization                (12,882)      2,601      1,040
  Depreciation & amortization                     5,992      10,232      5,794
  Loss before interest and taxes                (18,874)     (7,631)    (4,754)
  Net loss                                    $ (20,407)    $(9,023)   $(5,692)



Discontinued Operations -- Communications Products Activities

On November 26, 1997, the Company discontinued its communication products segment with the sale of its 64% interest in BCI for $18.5 million in cash. The capital stock of BCI was pledged to the holders of the Company's Discount Notes. The Company's debt covenants and amendment thereto place timing restrictions on the Company's ability to utilize the proceeds for working capital purposes. At December 31, 1997, the Company had received $18.5 million in proceeds, however, $9.1 million is reflected in the 1997 consolidated balance sheet under the caption Restricted Cash. This amount was released based upon the completion of certain conditions during the first quarter of 1998. This transaction resulted in a 1997 gain of approximately $3.8 million.

Liquidity and Capital Resources

The following discussion of liquidity and capital resources, among other things, compares the Company's financial and cash position as of December 31, 1997 to the Company's financial and cash position as of December 31, 1996 (See footnote 1 to the consolidated financial statements).

The Company requires significant additional capital, commencing in the second quarter of 1998; to fund its current operations, working capital, and debt service requirements and to implement its strategy of providing WorkPower for the Road through the Driver Logistics(TM) System. The Company estimates that the amount required for Fiscal 1998 is approximately $85 million. In furtherance of its capital financing strategy in fiscal 1997, the Company sold $55 million in convertible preferred stock and renegotiated its $40.0 million line of credit facility. At December 31, 1997, the Company had $13.4 million of cash and cash equivalents. In November 1997, the Company discontinued its communication products segment. At December 31, 1997, $9.1 million of the net proceeds is included in restricted cash and was released during the first quarter of 1998.

The Company has a $100.0 million vendor credit facility, the last $50 million of which is subject to the satisfaction of certain conditions, with Hughes Network Systems ("HNS"). The credit facility is for the purchase of infrastructure equipment for which the Company began accepting delivery in October 1997. At December 31, 1997, $10.4 million of this facility was utilized. Additionally, the Company entered into two agreements to sell its interests in NB3 and Terrafon for approximately $82 million and DM 7 million, respectively. The Company's ability to utilize the proceeds of the sales is limited in accordance with the amended Indenture governing the Company's Discount Notes. Under the Indenture, the Company must repay the pro-rata portion of the accreted value of the Discount Notes in the aggregate of 20% of the net proceeds. In addition, 40% of the net proceeds must be used for the purchase of qualifying capital expenditures. The balance of the net proceeds, 40%, can be used for general corporate purposes and working capital with funds accessible under certain time restrictions beginning in February 1998.


The Company's short term cash needs related to fiscal 1998 are attributable primarily to debt service requirements, capital expenditures, inventory, marketing, general and administrative expenses, trade payables and engineering and development costs associated with the marketing of its Driver Logistic(TM) System and the implementation and deployment of its digital FHMA(R) Networks. One of the advantages of the Company's FHMA(R) Network is its modularity, which allows the Company to execute a flexible roll-out plan requiring a relatively low investment in infrastructure in a given geographical area (compared to other wireless communications systems) in order to provide initial commercial service. Additionally, the Company is rolling out its U.S. Network market by market and is targeting customers which require primarily local or regional coverage. Management believes that this modularity and its local deployment provides the Company flexibility in controlling its financial resources by accelerating or slowing down the rate at which the U.S. Network is rolled out in various markets without materially impacting the business results, or cash flows, of its then operating networks.

The Company estimates that a minimum average initial capital investment of approximately $7 million is required to roll-out its U.S. network in an average target market. Additional expenditures will be required later in a given market if and when increased coverage or capacity is needed. In addition, the Company currently estimates that it will continue engineering and development activities during the next 12 months but at substantially lower levels than in 1997. These activities include enhancements to the Driver Logistic(TM) System and FHMA(R) Network including additional hardware and software applications.

During 1997, cash and cash equivalents decreased by $89.3 million to $ 13.4 million while working capital decreased by $129.7 million to ($18.4) million.

Operating Activities

Cash utilized in connection with operating activities, for the year ended December 31, 1997, amounted to $117.1 million. This included changes in operating assets and liabilities of $11.3 million. This change was primarily related to a decrease in prepaid expenses of $2.7 million, a decrease in receivables of $1.3 million, and an increase in accounts payable and accrued expenses of $24.8 million.

The Company's U.S. Network operations extended sales and marketing promotions under which a dealer will be eligible to purchase equipment at a discount based on achievement of sales goals. According to the Company's policy in which the Company does not adjust inventory values for sales promotions, the Company has neither provided an accrual nor adjusted the $13.1 million carrying value of the U.S. Network inventory for promotions as of December 31, 1997. The results of promotions will be recorded commensurate with the sale.

Investing Activities

Cash used in investing activities was $67.0 million for the year ended December 31, 1997. The Company expended $61.7 million to acquire equipment during 1997 and capitalized $8.6 million in interest on construction in progress and pre-commercial FCC licenses. Commensurate with the definitive agreement to sell NB3 and reclassification of NB3's assets and liabilities to net assets held for sale, NB3's cash balance of $4.5 million was reclassified to net assets held for sale.

In November 1997, the Company sold its 64% interest in BCI. The proceeds from the sale were $18.5 million.

During the first quarter of 1997, the Company contributed approximately $2.6 million to Terrafon, the Company's joint venture in Germany, representing the initial capital call for the Company's 50% portion of Terrafon's estimated 1997 operating capital. During the second quarter of 1997, the Company contributed $4.7 million to Anam Telecom, the Company's joint venture in Korea, representing the Company's 21% portion of the 1997 capital requirements. As discussed previously, the Company entered into a joint venture agreement in Canada in July 1997 under which the Company made an initial investment of $2.0 million and placed $2.3 million into a restricted account as collateral for the co-investors. In January 1998, this $2.3 million was used to repay the investors for their initial investment and the cash in the joint venture became available to the Company.

Financing Activities

In January 1997, the Company sold 500 shares of its Series P Cumulative Convertible Preferred Stock ("Series P Stock") to a group of investors affiliated with George Soros for an aggregate purchase price of $25 million. The Series P Stock pays dividends in either shares of the Company's Common Stock or cash at a rate of 10% per annum (12% per annum after a dividend payment failure) at the option of the Company. Additionally, commencing April 1, 1997, each share of Series P Stock is convertible by the holder into the number of shares of the Company's Common Stock as obtained by dividing the $50,000 stated value per share plus any accrued or unpaid dividends at the date of conversion by the lowest daily volume weighted average price of the Company's Common Stock during the four trading days immediately preceding conversion multiplied by the conversion factor (the conversion factor began at 100%, became 95%, and 90% on June 29, 1997 and December 31, 1997, respectively, and becomes 88% on June 29,
1998). However, the holder could only convert up to a maximum of 20% prior to June 30, 1997, an additional 30% prior to December 31, 1997, and can convert an additional 30% prior to June 29, 1998 and the remainder thereafter. In connection with this transaction, the Company issued warrants to purchase 850,000 shares of the Company's Common Stock at $9.2625 per share (subject to adjustment in certain circumstances). The warrants are exercisable at any time, and from time to time, before June 30, 2000.

In April 1997, the Company and S-C Rig Investments - III, L.P. ("S-C Rig"), a significant stockholder of the Company and an investment group affiliated with George Soros, modified the terms of the Senior Loan Agreement whereby S-C Rig made a $40.0 million unsecured credit facility ("S-C Rig Credit Facility") available to the Company. Under the modified terms of the S-C Rig Credit Facility, all borrowings are required to be made within three years from the initial establishment of the credit facility. The borrowings will accrue interest at a rate of 8% per annum and will mature five years from the date of the final borrowing thereunder. Original terms of the S-C Rig Credit Facility were a 10% interest rate per annum and a four year term from the final borrowing which was required to be made within two years from the establishment of the Credit Facility. In connection with the modification to the S-C Rig Credit Facility, the Company lowered the exercise price of the warrants to purchase approximately 4.2 million shares of common stock (the "Warrant Shares") from $9.50 to $6.00 per share and extended the Warrant Shares termination date from April 2001 to April 2003. As of December 31, 1997, $40.0 million was outstanding under this facility.

In August 1997, the Company, in a private placement, sold 600 shares of its Series Q Convertible Preferred Stock ("Series Q Stock") for an aggregate purchase price of $30 million. The Series Q Stock pays dividends in either shares of the Company's Common Stock or cash at a rate of 10% per annum (12% per annum after a dividend payment failure) at the option of the Company. Additionally, commencing October 10, 1997, each share of Series Q Stock is convertible by the holder into the number of shares of the Company's Common Stock as obtained by dividing the $50,000 stated value per share plus any accrued or unpaid dividends at the date of conversion by the lowest daily volume weighted average price of the Company's Common Stock during the four trading days immediately preceding conversion multiplied by the conversion factor (the conversion factor began at 100% and becomes 95%, and 90% on January 1, 1998 and April 1, 1998, respectively). However, the holder could only convert up to a maximum of 25% prior to January 1, 1998, an additional 25% prior to March 31, 1998, an additional 30% prior to June 30, 1998 and the remainder thereafter. In connection with this transaction, the Company issued warrants to purchase 1,800,000 shares of the Company's Common Stock at $8.00 per share (subject to adjustment in certain circumstances). The warrants are exercisable at any time, and from time to time, before February 10, 2001.

In February 1998, the Company completed an exchange offer whereby certain holders of the Company's Series O Cumulative Convertible Preferred Stock ("Series O Stock") and Series Q Cumulative Convertible Preferred Stock ("Series Q Stock") exchanged $22.4 million for shares of the Company's Series R Preferred Stock ("Series R Stock") and Series S Preferred Stock ("Series S Stock"), whose conversion price is fixed at an amount above the market price of the Company's Common Stock. The $15.6 million of Series R Stock is convertible at $2.00 per share and the $6.5 million of Series S Stock is convertible at $4.00 per share which is adjusted under certain circumstance to $3.00 or at 110% of the market price. Additionally, the Company lowered the exercise price of 3.0 million of the Series O Stock and Series Q Stock warrants to $4.00 per share.
Under the exchange the holders also converted $12.1 million of Series O and Q stock into Common Stock at $1.00 per share.

In October 1997, in connection with the receipt of infrastructure equipment from HNS, the Company began drawing down on its $100 million vendor credit facility with HNS. At December 31, 1997, approximately $10.4 million was drawn down and $89.6 million was available, the last $50 million of which is subject to satisfaction of certain conditions.


The Company paid cash dividends totaling approximately $5.1 million on its outstanding preferred stocks during the year ended December 31, 1997 and proceeds from the exercise of warrants and options totaled approximately $0.2 million.

As discussed previously, the Company must raise additional capital beginning in the second quarter of 1998 to continue financing its current operations and to implement its business plan in the short (fiscal 1998) and the long term. The Company's long term capital needs relate to: the planned roll-out of the U.S. Network in over 40 cities; the repayment of convertible debt and redeemable preferred stock (if such are not converted into equity); the repayment of the Company's vendor credit and Discount Notes due 2005; the financing of existing international digital wireless networks; and the acquisition of spectrum in the United States and internationally. The amount of additional financing required will increase if the Company experiences: delays in the commercial implementation of its U.S. Network (which have occurred in the past); cost overruns; or, unanticipated cash needs. Although the Company believes that its market-by-market roll-out plan of its FHMA(R) network will permit the Company to control its cash expenditures to a limited extent by focusing its activities in certain markets while reducing or delaying its activities in other markets, the failure by the Company to obtain necessary financing on a timely basis will prevent the Company from executing its short (fiscal 1998) and long term business plan. The Company does not intend to construct additional U.S. markets or to expand into new international digital wireless networks until such time that it obtains sufficient financing to do so.

The Company is considering a number of alternatives to raise additional financing including, but not limited to, public or private equity or debt financing, bank loans, strategic partners, joint ventures, vendor financing, leasing arrangements, or a combination of these sources. The documents governing the Company's outstanding indebtedness impose certain significant operating and financial restrictions on the Company which limit, among other things, the Company's ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends on common stock, make investments and engage in mergers and acquisitions. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms or at all. The failure to obtain such financing will prevent the Company from fully executing its short and long term business plan, would result in the Company violating certain contractual covenants and would affect the Company's ability to continue as a going concern.

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic area, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows but may affect the determination and presentation of reportable segments; although it may impact the disclosures of reportable segment data, the Company is currently assessing the disclosure requirements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Pages
                                                                       -----
Financial Statements:

Geotek Communications, Inc. and Subsidiaries

  Reports of Independent Accountants                                F-1 - F-2
  Consolidated Balance Sheets as of December 31, 1997 and 1996            F-3

  Consolidated Statements of Operations for the years ended
    December 31, 1997, 1996 and 1995                                      F-4

  Consolidated Statements of Changes in Shareholders' (Deficit)
    Equity for the years ended December 31, 1997, 1996 and 1995     F-5 - F-7

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1997, 1996 and 1995                                F-8 - F-9

  Notes to Consolidated Financial Statements                        F-10 - F-49

Separate Company Financial Statements for Subsidiary whose
    Capital Stock is Pledged as Collateral

    National Band Three, Ltd.                                       F-50 - F-72

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not Applicable

                                    PART III

          The information called for by Items 10, 11, 12 and 13 (except for the information regarding executive officers called for by Item 10 which is included in Part I hereof as Item A in accordance with General Instruction G(3)) is hereby incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

                                                                     Page
                                                                     ----
(a)(1)  Financial Statements
        See "Item 8. Financial Statements and Supplementary Data."
        for Geotek Communications, Inc. and Subsidiaries             F-1 - F-49


(a)(2)  Financial Statement Schedule
        Schedule II - Valuation and Qualifying Accounts              47

      (b)Reports on Form 8-K

            The following Current Reports on Form 8-K were filed by the Company during the fourth quarter of 1997:

            Form 8-K filed December 23, 1997,reporting that the holders of a majority in aggregate principal amount of the Company's 15% Senior Secured Discount Notes due 2005 consented to the amendment of certain provisions of the Indenture, dated June 30, 1995, between the Company and IBJ Schroeder Bank & Trust Company, as Trustee.

            Form 8-K filed December 23, 1997 that the Company entered into agreements to sell its interest in National Band Three Ltd. In the United Kingdom and Terrafon Bundelfunk Geschaftsfuhrungs GesellschaftmBH in Germany.

(c)         Exhibits

            The following exhibits are filed as part of this report (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an Annual Report on Form 10-K):

            Exhibit
              No.

              3.1 Restated Certificate of Incorporation of the Company, as amended. /(1)

              3.2      By-Laws of the Company, as amended through May 30, 1992.
                       /(2)

              4.1 Restated Certificate of Incorporation of the Company, as amended (incorporated from Exhibit 3.1 above). /(1)

              4.2 By-Laws of the Company, as amended through May 30, 1992 (incorporated from Exhibit 3.2 above). /(2)


              4.3 Certificate of Designation of Series H Participating Cumulative Convertible Preferred Stock. /(3)

              4.4 Certificate of Designation of Series I Cumulative Convertible Preferred Stock. /(1)

              4.5 Certificate of Designation of Series K Cumulative Convertible Preferred Stock. /(4)

              4.6 Certificate of Designation of Series L Cumulative Convertible Preferred Stock. /(5)

              4.7 Certificate of Designation of Series M Cumulative Convertible Preferred Stock. /(5)

       **     4.8      1989 Employee Stock Option Plan, as amended, of the
                       Company. /(6)

       **     4.9      1994 Employee Stock Option Plan of the Company. /(7)

              4.10 Certificate of Amendment of the Restated Certificate of Incorporation of the Company filed February 26, 1993. /(8)

              4.11 Certificate of Amendment of the Restated Certificate of Incorporation of the Company filed February 16, 1994. /(1)

              4.12 Note and Warrant Purchase Agreement, dated as of June 1, 1993, by and between the Company and SC-Geo L.P. /(9)

              4.13 Form of 30-month Warrant Certificate granted to Investors in connection with Note and Warrant Purchase Agreement referenced in Exhibit 4.12, dated July 2, 1993. /(9)

              4.14 Form of 60-month Commitment Warrant Certificate granted to Investors in connection with Note and Warrant Purchase Agreement referenced in Exhibit 4.12, dated June 1, 1993. /(9)

              4.15 Note and Warrant Purchase Agreement, dated as of March 20, 1995, by and among the Company, The SC Fundamental Value Fund, L.P. and SC Fundamental Value BVI, LTD. /(7)

              4.16 Warrant Certificate in connection with Note and Warrant Purchase Agreement referenced in Exhibit 4.17, dated March 30, 1995. /(7)

              4.17     Warrant Certificate in connection with Note and Warrant

                       Purchase Agreement referenced in Exhibit 4.17, dated March 30, 1995. /(7)

              4.18 Senior Secured Convertible Note dated March 30, 1995 from the Company in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.17. /(7)

              4.19 Senior Secured Convertible Note dated March 30, 1995 from the Company in connection with the Note and Warrant Purchase Agreement referenced in Exhibit 4.17. /(7)

              4.20 Pledge Agreement, dated as of March 30, 1995, by and among the Company, certain of its subsidiaries, and SC Fundamental Inc., as agent for, and on behalf of The SC Fundamental Value Fund, L.P. and SC Fundamental Value BVI, LTD. /(7)

              4.21 Unit (Note and Warrant) Purchase Agreement, dated June 29, 1995, by and between the Company and Smith Barney Inc. /(10)

              4.22 Indenture, dated as of June 30, 1995, between the Company and IBJ Schroder Bank & Trust Company, as trustee. /(10)

              4.23 Pledge Agreement, dated as of July 6, 1995, by and between the Company and IBJ Schroder Bank & Trust Company, as collateral agent. /(10)

              4.24 Share Transfer Agreement, dated July 6, 1995 between the Company and IBJ Schroder Bank & Trust Company, as collateral agent. /(10)

              4.25 Warrant Agreement, dated as of June 30, 1995, by and between the Company and IBJ Schroder Bank & Trust Company, as warrant agent. /(10)

              4.26 Loan agreement dated as of December 21, 1995, between the Company and Hughes Network System, Inc. /(11)

              4.27 Note Purchase Agreement, dated March 4, 1996, by and between the Company and Smith Barney Inc. /(12)

              4.28 Indenture, dated as of March 5, 1996, between the Company and The Bank of New York, as trustee. /(12)

              4.29 Senior Loan Agreement dated April 4, 1996, between the Company and SC Rig Investment-III L.P. /(12)

              4.30 Warrant Agreement dated April 4, 1996, between the Company and SC Rig Investment-III L.P. /(12)


              4.31 Registration Rights Agreement dated March 5, 1995, between the Company and Smith Barney. /(12)

              4.32 Form of Subscription Agreement to purchase Series N Cumulative Convertible Preferred Stock and Warrants. /(14)

              4.33 Certificate of Designation of Series N Cumulative Convertible Preferred Stock. /(14)

              4.34 Form of 60-month Warrant Certificate granted to investors in connection with Subscription Agreement referenced in
                       Exhibit 4.35. /(14)

              4.35 Certificate of Designation of Series O Convertible Preferred Stock. /(15)

              4.36 Form of Letter Agreement by and between the Company and each of the purchasers of Series O Preferred Stock. /(15)

              4.37 Form of 42-month Warrant Certificate granted to certain purchasers of Series O Preferred Stock and the purchaser of the Series P Preferred Stock. /(15)

              4.38 Form of Registration Rights Agreement by and among the Company and the purchasers of the Series O Preferred Stock. /(15)

              4.39 Certificate of Designation of Series P Convertible Preferred Stock. /(16)

              4.40 Certificate of Correction, filed January 6, 1997, to correct a certain error in the Certificate of Designation of Series O Convertible Preferred Stock. /(16)

              4.41 Certificate of Correction, filed January 29, 1997, to correct a certain error in the Certificate of Designation of Series O Convertible Preferred Stock. /(16)

              4.42 Amendment No. 1 to Senior Loan Agreement dated April 4, 1996 between the Company and SC Rig Investment - III L.P. /(18)

              4.43 Amended and Restated Warrant Agreement dated April 22, 1996 between the Company and SC Rig Investment - III L.P. /(18)


              4.44 Certificate of Designation of Series R Convertible Preferred Stock /(19)

              4.45 Certificate of Correction, filed February 23, 1998, to correct a certain error in the Certificate of Designation of Series R Convertible Preferred Stock /(19)

              4.46 Certificate of Designation of Series S Convertible Preferred Stock /(19)

              10.1 Stockholders Voting Agreement, dated as of February 23, 1994, among the Company, Vanguard Cellular Systems, Inc., S-C Rig Investments-III, L.P., Evergreen Canada-Israel Investment & Co., Ltd., Yaron Eitan and Winston Churchill. /(1)

              10.2 Asset Exchange Agreement, dated as of March 24, 1995, by and between the Company, Metro Net Systems, Inc., Nextel Communications, Inc. and certain Nextel subsidiaries. /(7)

              10.3 FHMA Commercial Subscriber Unit Agreement, dated as of June 8, 1994, between the Company and Mitsubishi Consumer Electronics America Inc. /(13)

              10.4 FHMA Portable Subscriber Unit Agreement dated as of May 19, 1995 between the Company and Hughes Network Systems, Inc. /(13)

              10.5 Vendor Credit Financing Agreement, dated as of September 27, 1996, by and among Geotek Financing Corporation, the Company and Hughes Network Systems, Inc. /(17)

              10.6 Security Agreement, dated as of September 27, 1996, by and among Geotek Financing Corporation, the Company and Hughes Network Systems, Inc. /(17)

              10.7     Form of Warrants to Purchase Common Stock. /(17)

              10.8 Amended and Restated Borrower Pledge Agreement, dated as of September 27, 1996, by and among Geotek Financing Corporation, the Company and Hughes Network Systems, Inc. /(17)

              10.9 Conversion and Exchange Agreement by and between the Company and certain other parties, dated February 13, 1998 /(19)


              10.10 Registration Rights Agreement by and between the Company and certain other parties, dated February 18, 1998

              10.11 Agreement for Sale and Purchase of Shares, dated December 18, 1997, by and between the Company, Geotek GmbH Holdings Corporation, Telesystem International Wireless, Inc. and TIWC Holdings (UK) Limited /(20)

              10.12 Purchase Agreement, dated as of December 18, 1997, by and among the Company, Geotek Communications GmbH, o.tel.o Communications GmbH & Co., and RegioKon Deutschland Gellschaft fur BundelfunkdienstmbH /(20)

         *    10.13    First Amendment dated as of December 1, 1997 to the
                       Indenture dated as of June 30, 1995 between the Company and IBJ Schroder Bank & Trust Company as Trustee

         *    10.14    First Amendment dated as of December 1, 1997 to the
                       Pledge Agreement dated as of July 6, 1995 between the Company and IBJ Schroder Bank & Trust Company as Trustee

         *    10.15    GEONET System Security Agreement dated as of
                       December 1, 1997among the Company and Geotek USA, Inc.
                       and IBJ Schroder Bank & Trust Company as collateral agent

         *    12       Computation of Ratio of Earnings to Fixed Charges

         *    21       Subsidiaries of the Company.

         *    23.1     Consent of Coopers & Lybrand L.L.P.-
                             Geotek Communications, Inc.

        *     23.2     Consent of Shachak Peer Reznick & Co. -
                             Geotek Technologies Israel Ltd.

        *     23.3     Consent of Coopers & Lybrand -
                             National Band Three Limited

        *     27       Financial Data Schedule

        *   Filed herewith

        **  Compensation Plan
--------
(1) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

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

(14) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated June 20, 1996.

(15) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated December 31, 1996.

(16) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated January 23, 1997.


(17) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated September 27, 1996.

(18) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated April 22, 1997.

(19) Incorporated by reference to the Exhibits to the Company's Current Report on form 8-K dated February 18, 1998.

(20) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated December 18, 1997 (filed January 21, 1998).

                           GEOTEK COMMUNICATIONS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)



Column A                                   Column B       Column C (1)         Column C (2)          Column D            Column E
--------                                   ---------      ------------        -------------          --------            --------
                                          Balance at        Charged to                                                  Balance at
                                           Beginning         Costs and                                                    End of
                                           of Period          Expenses           Other                Deduction           Period
                                           ---------          --------           -----                ---------           ------
Description
-----------

Year ended December 31, 1997:
Allowance for doubtful accounts             $    871          $    986           (647) (g)(d)          $   372 (a)       $    838
Deferred tax asset valuation account          93,394                           47,835                                     141,229
Reserve for inventory
     lower of cost or market                   5,153             9,299                                  13,452 (f)          1,000
                                         -----------           -------      ---------                  -------        --------------
                                             $99,418           $10,285        $47,188                  $13,824           $143,067
                                             =======            ======        =======                  =======           ========

Year ended December 31, 1996:
Allowance for doubtful accounts             $  1,063              $256          ($199) (c)(d)          $   249 (a)       $    871
Deferred tax asset valuation account          48,019                           45,732                      357 (e)         93,394
Reserve for inventory
     lower of cost or market                     305             5,226                                     378 (b)          5,153
                                         -----------            ------       --------                  -------         ----------
                                            $ 49,387            $5,482        $45,533                  $   984           $ 99,418
                                           =========             =====         ======                  =======             ======

Year ended December 31, 1995:
Allowance for doubtful accounts             $    760           $   639                                 $   336 (a)       $  1,063
Deferred tax asset valuation account          12,268                           35,751                                      48,019
Reserve for inventory
    lower of cost or market                       26               281                                       2 (b)            305
                                        ------------          --------      ---------               ----------         ----------
                                            $ 13,054           $   935        $35,751                  $   373           $ 49,387
                                            ========           =======        =======                  =======            =======


(a) Uncollectible accounts written off, net of recovery.                        (f)  Adjustment of standard inventory costs
(b) Write-off of obsolete inventory.                                            (g)  Related to reclassification of entity
(c) Liability of deconsolidated and partially disposed entity.                       as an asset held for sale
(d) Foreign Currency Fluctuation

(e) Post acquisition adjustment for utilization of acquired net operating loss carryforwards

                    [ COOPERS & LYBRAND L.L.P. LETTERHEAD ]


                       REPORT OF INDEPENDENT ACCOUNTANTS

                                --------------


To the Board of Directors and Shareholders of Geotek Communications, Inc.:


We have audited the consolidated financial statements and the consolidated financial statement schedule of Geotek Communications, Inc. and Subsidiaries as listed in Item 14(a)(1) and (2) of this Form 10-K. The consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits. We did not audit the financial statements of Geotek Technologies Israel (1992) Ltd, a consolidated subsidiary, which statements reflect revenues of approximately 32%, 0% and 0% and losses from continuing operations of approximately 10%, 13%, and 12% of the corresponding consolidated totals in 1997, 1996 and 1995, respectively. These statements were audited by other auditors whose report, which included an explanatory paragraph with respect to Geotek Technologies Israel (1992) Ltd.'s ability to continue as a going concern, has been furnished to us, and our opinion, insofar as it relates to the amounts included for Geotek Technologies Israel (1992) Ltd. for 1997, 1996, and 1995, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above presently fairly, in all material respects, the consolidated financial position of Geotek Communications, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, based on our audits and the report of other auditors, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has significant debt obligations and has negative operating and investing cash flows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, including long-lived assets which is dependent on the Company's ability to implement its operating plans, or the amounts and classification of liabilities, that may result from the outcome of this uncertainty.


New York, New York
March 16, 1998

                   [ SHACHAK PEER REZNICK & CO. LETTERHEAD ]

                AUDITORS= REPORT TO THE BOARD OF DIRECTORS OF


GEOTEK TECHNOLOGIES ISRAEL (1992) LTD.

We have audited the accompanying balance sheets of GEOTEK TECHNOLOGIES ISRAEL
(1992) LTD. (f/k/a PowerSpectrum Technology Ltd.) as of December 31, 1997 and 1996, and the statements of operations, changes in shareholders' equity and statements of cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Israel (which do not materially differ from those established by the American Institute of Certified Public Accountants), including those prescribed under the Auditors' Regulations (Auditor's Mode of Performance), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether caused by an error in the financial statements or by an irregularity therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a fair basis for our opinion.

The financial statements referred to above have been prepared on the basis of historical cost, restated for the general purchasing power of the Israeli currency, in conformity with statements of the Institute of Certified Public Accountants in Israel ("ICPA"). Condensed financial statements in nominal NIS values as required according to the guidelines of the ICPA, are not presented.


In our opinion, except for the omission of the condensed financial statements in nominal NIS values, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996 and the results of its operations, changes in shareholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B to the financial statements, the Company has suffered recurring losses from operations and has incurred significant working capital and shareholders' deficit that raise substantial doubt about its ability to continue as a going concern. Recoverability of the Company's assets including intangible and other long-lived assets, is dependent on the Company's ability to receive further funding and purchase orders from its shareholders or others. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities, that may result from the outcome of this uncertainty.

Pursuant to Section 211 of the Companies Ordinance (New Version) 1983, we state that we have obtained all the information and explanations we have required and that our opinion on the above mentioned financial statements is given according to the best of our information and the explanations received by us and as shown by the books of the Company.


SHACHAK PEER REZNICK & CO.
Certified Public Accountants (Israel)

Ramat Gan
March 16, 1998

                 GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       As of December 31, 1997 and 1996
                 (Dollars in thousands, except per share data)

ASSETS                                                                       1997             1996
                                                                          ---------        ---------
Current assets:
Cash and cash equivalents                                                 $  13,393        $ 102,720
Restricted cash                                                              16,140            9,418
Accounts receivables trade, net of allowance for doubtful
  accounts of $838 in 1997 and $871 in 1996                                   7,097            8,919
Inventories, net                                                             21,477           21,631
Assets held for sale                                                         27,121              -
Net assets of discontinued operations                                           -             12,985
Prepaid expenses and other current assets                                     6,667           11,105
Advances to related parties                                                  11,500           11,500
                                                                          ---------        ---------
  Total current assets                                                      103,395          178,278

Investments in affiliates                                                    15,923           37,017
Property, plant and equipment, net                                          112,983           91,451
Intangible assets, net                                                       80,867           83,499

Other assets, principally debt issuance costs                                18,582           27,776
                                                                          ---------        ---------
                                                                          $ 331,750        $ 418,021
                                                                          =========        =========
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade                                                  $  25,170        $  17,253
Accrued expenses and other                                                   53,951           46,252
Notes payable, banks and other                                                  -              3,247
Current maturities, long-term debt                                           42,664              256
                                                                          ---------        ---------
  Total current liabilities                                                 121,785           67,008
                                                                          ---------        ---------

Long-term debt                                                              243,422          215,060
Other non current liabilities                                                 5,364              883

Commitments and contingent liabilities

Redeemable preferred stock                                                   40,000           40,000

Shareholders' (deficit) equity:
  Preferred stocks, $.01 par value:                                              11               11
  Common stock, $.01 par value:
       Authorized 200,000,000 and 135,000,000 shares, respectively, issued 73,874,000 and 60,026,000 shares, respectively,
       outstanding 73,450,000 and 59,602,000 shares, respectively               739              600
  Capital in excess of par value                                            476,145          429,483
  Foreign currency translation adjustment                                      (145)             968
  Accumulated deficit                                                      (554,185)        (334,606)
  Treasury stock, at cost (424,000 common shares 1997 and 1996)              (1,386)          (1,386)
                                                                          ---------        ---------
                                                                            (78,821)          95,070
                                                                          ---------        ---------
                                                                          $ 331,750        $ 418,021
                                                                          =========        =========

                See notes to consolidated financial statements.

                 GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             for the years ended December 31, 1997, 1996 and 1995
                 (Dollars in thousands, except per share data)

                                                              1997                1996                1995
                                                          ------------        ------------        ------------
Revenues:

Net product sales                                         $     31,921        $     12,599        $      8,095
Service income                                                  33,589              33,926              27,666
                                                          ------------        ------------        ------------

Total revenues                                                  65,510              46,525              35,761
                                                          ------------        ------------        ------------

Costs and expenses:
Cost of goods sold                                              55,459              15,899               5,034
Cost of services                                                29,491              29,289              16,694
Engineering and development                                     39,609              34,520              33,272
Selling and Marketing                                           30,975              29,728              18,063
General and administrative                                      45,045              35,522              22,609
Depreciation expense                                            25,645              14,924               5,326
Amortization of intangibles                                      4,880               3,746               3,556
Interest expense                                                35,709              29,876              15,935
Interest income                                                 (3,866)             (5,834)             (5,147)
Equity in losses of investees                                   21,748                  79               4,895
Other (income) expenses                                          4,683              (1,952)             (2,361)
                                                          ------------        ------------        ------------

Total costs and expenses                                       289,378             185,797             117,876
                                                          ------------        ------------        ------------
Loss from continuing operations before taxes
    on income and discontinued operations                     (223,868)           (139,272)            (82,115)
Taxes on income                                                 (1,820)             (1,048)               (960)
                                                          ------------        ------------        ------------

Loss from continuing operations                               (225,688)           (140,320)            (83,075)

Discontinued operations:
Gain on disposition of discontinued operations                   3,754                 -                   -
Income (loss) from discontinued operations (net
    of  taxes: $1.5 million in 1997, $.6 million in
    1996, and $1.3 million in 1995)                              2,355               2,098              (4,124)
                                                          ------------        ------------        ------------
Total discontinued operations                                    6,109               2,098              (4,124)
                                                          ------------        ------------        ------------

Net loss before preferred stock dividends                     (219,579)           (138,222)            (87,199)

Preferred stock dividends                                      (22,842)             (8,058)             (4,132)
                                                          ------------        ------------        ------------

Net loss applicable to common shares                      $   (242,421)       $   (146,280)       $    (91,331)
                                                          ============        ============        ============
Weighted average number of common
   shares outstanding                                       65,817,000          58,305,000          52,329,000
                                                          ============        ============        ============
Basic and Diluted (Loss) Earnings per Share:
     Loss from continuing operations                      $      (3.77)       $      (2.55)       $      (1.67)
     Income (loss) from discontinued operations           $        .09        $        .04        $       (.08)
     Net loss applicable to common shares                 $      (3.68)       $      (2.51)       $      (1.75)


                See notes to consolidated financial statements.

                 GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY
        as of and for the years ended December 31, 1997, 1996 and 1995
                                (in Thousands)


                                                                   Preferred Stock           Common        Stock       Capital in
                                                               -----------------------     -----------------------     Excess of
                                                                 Shares       Amount         Shares        Amount      Par Value
                                                               ---------     ---------     ---------     ---------     ---------
Balance, January 1 ,1995                                               0     $       0        50,869     $     509     $ 186,651
Issuance of common stock and warrants:
     Exercise of warrants and options                                                            466             5         1,158
     Issuance of common stock in connection with the
         acquisition of minority interest in GTIL                                              1,800            18         8,550
     Issuance of common stock to RDC                                                             338             3         2,997
     Issuance of  common stock to Vanguard pursuant to
         management consulting agreement                                                         300             3         2,436
     Issuance of common stock in connection with
         engineering  and development project                                                    250             3         2,029
     Issuance of common stock in connection with debt
         conversion                                                                            1,228            12         8,008
     Issuance of warrants in connection with note payable                                                                  1,800
     Issuance of warrants in connection with bonds payable                                                                32,107
Issuance of Series K Preferred Stock                                                                                      10,000
Issuance of Series L Preferred Stock                               1,062     $      11                                     9,692
Issuance of Series M Preferred Stock                                   1                                                  11,160
Preferred stock dividends                                                                                                 (4,132)
Changes in currency translation adjustment
Net Loss
                                                               ---------     ---------     ---------     ---------     ---------
Balance, December 31, 1995                                         1,063     $      11        55,251     $     553     $ 272,456
                                                               =========     =========     =========     =========     =========

                                                                Foreign
                                                                Currency
                                                               Translation    Accumulated     Treasury
                                                                Adjustment      Deficit         Stock
                                                                ----------     ---------      ---------
Balance, January 1 ,1995                                         $     687     $(109,185)     $  (1,386)
Issuance of common stock and warrants:
     Exercise of warrants and options
     Issuance of common stock in connection with the

         acquisition of minority interest in GTIL
     Issuance of common stock to RDC
     Issuance of  common stock to Vanguard pursuant to
         management consulting agreement
     Issuance of common stock in connection with
         Engineering  and development project
     Issuance of common stock in connection with debt
         conversion
     Issuance of warrants in connection with note payable
     Issuance of warrants in connection with bonds payable
Issuance of Series K Preferred Stock
Issuance of Series L Preferred Stock
Issuance of Series M Preferred Stock
Preferred stock dividends
Changes in currency translation adjustment                              98
Net Loss                                                                         (87,199)
                                                                 ---------     ---------      ---------
Balance, December 31, 1995                                       $     785     $(196,384)     $  (1,386)
                                                                 =========     =========      =========

                See notes to consolidated financial statements

                 GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY, Continued
        as of and for the years ended December 31, 1997, 1996 and 1995
                                (in Thousands)


                                                               Preferred Stock           Common        Stock       Capital in
                                                           -----------------------     -----------------------     Excess of
                                                             Shares        Amount        Shares        Amount      Par Value
                                                           ---------     ---------     ---------     ---------     ---------
Balance, January 1, 1996                                       1,063     $      11        55,251     $     553     $ 272,456
Issuance of common stock and warrants:
     Exercise of warrants and options                                                        644             6         2,662
     Issuance of common stock to Vanguard
         pursuant to management consulting
         agreement                                                                           199             2         2,059
     Issuance of common stock in connection with
         the acquisition of SMR License                                                      191             2         1,998
     Issuance of common stock in connection with
         senior note conversion                                                            3,261            32        26,869
     Issuance of common stock in connection with
         note conversion                                                                     102             1           849
     Issuance of common stock for preferred dividend                                         353             4         2,917
     Issuance of common stock on conversion of
         preferred stock                                                                      25             -             -

     Issuance of warrants in connection with long-term
         credit facility                                                                                              13,400
     Issuance of warrants in connection with vendor
         credit facility                                                                                               8,745
     Issuance of warrants in connection organization
         of joint venture                                                                                              2,236
Issuance of Series N Preferred Stock                              55                                                  53,350
Issuance of Series O Preferred Stock                               1                                                  50,000
Preferred stock dividends                                                                                             (8,058)
Changes in currency translation adjustment
Net Loss
                                                           ---------     ---------     ---------     ---------     ---------
Balance, December 31, 1996                                     1,119     $      11        60,026     $     600     $ 429,483
                                                           =========     =========     =========     =========     =========

                                                            Foreign
                                                            Currency
                                                           Translation    Accumulated     Treasury
                                                            Adjustment      Deficit         Stock
                                                            ----------     ---------      ---------
Balance, January 1, 1996                                     $     785     $(196,384)     $  (1,386)
Issuance of common stock and warrants:
     Exercise of warrants and options
     Issuance of common stock to Vanguard
         pursuant to management consulting
         agreement
     Issuance of common stock in connection with
         the acquisition of SMR License
     Issuance of common stock in connection with
         senior note conversion
     Issuance of common stock in connection with
         note conversion
     Issuance of common stock for preferred dividend
     Issuance of common stock on conversion of
         preferred stock
     Issuance of warrants in connection with long-term
         credit facility
     Issuance of warrants in connection with vendor
         credit facility
     Issuance of warrants in connection organization
         of joint venture
Issuance of Series N Preferred Stock
Issuance of Series O Preferred Stock
Preferred stock dividends
Changes in currency translation adjustment                         183
Net Loss                                                                    (138,222)
                                                             ---------     ---------      ---------
Balance, December 31, 1996                                   $     968     $(334,606)     $  (1,386)
                                                             =========     =========      =========

                See notes to consolidated financial statements

                 GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY, Continued
        as of and for the years ended December 31, 1997, 1996 and 1995
                                (in Thousands)


                                                               Preferred Stock          Common        Stock       Capital in
                                                          -----------------------     -----------------------     Excess of
                                                            Shares        Amount        Shares        Amount      Par Value
                                                          ---------     ---------     ---------     ---------     ---------
Balance, January 1, 1997                                      1,119     $      11        60,026     $     600     $ 429,483
Issuance of common stock:
     Exercise of warrants and options                                                       150             2           250
     Issuance of common stock for preferred
         dividends                                                                        3,291            33        12,480
     Issuance of common stock in connection
         with the acquisition of minority interest
         in GTIL                                                                             57             1           264
     Issuance of common stock on conversion
         of preferred stock                                                              10,350           103          (103)
Issuance of Series P Convertible Preferred Stock                                                                     25,000
Issuance of Series Q Convertible Preferred Stock                                                                     30,000
Deemed interest/dividend  on convertible preferred
     stock and convertible debt                                                                                       7,609
Amendment to value of warrants issued with the
     S-C Rig credit facility                                                                                         (5,996)
Preferred stock dividends, including $5,158 in deemed
     dividends                                                                                                      (22,842)
Changes in currency translation adjustment
Net loss
                                                          ---------     ---------     ---------     ---------     ---------

Balance, December 31, 1997                                    1,119     $      11        73,874     $     739     $ 476,145
                                                          =========     =========     =========     =========     =========

                                                           Foreign
                                                           Currency
                                                          Translation     Accumulated      Treasury
                                                           Adjustment       Deficit         Stock
                                                           ----------      ---------      ---------
Balance, January 1, 1997                                    $     968      $(334,606)     $  (1,386)
Issuance of common stock:
     Exercise of warrants and options
     Issuance of common stock for preferred
         dividends

     Issuance of common stock in connection
         with the acquisition of minority interest
         in GTIL
     Issuance of common stock on conversion
         of preferred stock
Issuance of Series P Convertible Preferred Stock
Issuance of Series Q Convertible Preferred Stock
Deemed interest/dividend  on convertible preferred
     stock and convertible debt
Amendment to value of warrants issued with the
     S-C Rig credit facility
Preferred stock dividends, including $5,158 in deemed
     dividends
Changes in currency translation adjustment                     (1,113)
Net loss                                                                    (219,579)
                                                            ---------      ---------      ---------

Balance, December 31, 1997                                  $    (145)     $(554,185)     $  (1,386)
                                                            =========      =========      =========

                See notes to consolidated financial statements.

                 GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995
                            (Dollars in thousands)

                                                                            1997             1996             1995
                                                                         ---------        ---------        ---------
Cash flows from operating activities:
    Net loss                                                             $(219,579)       $(138,222)       $ (87,199)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Discontinued operations:
            (Income) loss from operations                                   (2,355)          (2,098)           4,124
            Gain on disposal                                                (3,754)               -                -
        Depreciation and amortization                                       30,525           18,670            8,882
        Adjustments inventory for replacement cost                           9,299            5,226              295
        Post acquisition adjustment for utilization of acquired
            net operating loss carryforwards                                     -              357              950
        Non cash interest expense                                           31,133           26,595           11,901
        Non cash acquisition of minority interest of a subsidiary,
            assigned to an engineering  and development project                  -            1,861                -
        Deferred taxes                                                           -              614                -
        Equity in losses of investees                                       21,748               79            4,895
        Issuance of stock for management consulting fee                          -            2,061            2,439
        Issuance of shares in connection with

            engineering  and development project                                 -                -            2,032
        Other                                                                4,623             (179)            (363)
    Changes in operating assets and liabilities:
            (Increase) in accounts receivable                               (1,372)          (2,660)            (106)
            (Increase) in inventories                                       (9,643)         (23,716)          (3,356)
            (Increase) in prepaid expenses and other assets                 (2,941)         (12,527)             (93)
            Increase in accounts payable and accrued expenses               24,878           34,010           11,245
            Other, net                                                         328              900           (1,005)
                                                                         ---------        ---------        ---------
Net cash used in operating activities                                     (117,110)         (89,029)         (45,359)
                                                                         ---------        ---------        ---------

Cash flows from investing activities:
    Acquisition of, and deposits for, spectrum licenses                       (433)         (30,192)         (13,055)
    Decrease in temporary investments                                            -            7,945           14,015
    Non cash transaction expense for BCI                                         -                -              740
    Change in restricted cash                                               (6,722)          27,553          (34,416)
    Proceeds from sale of subsidiaries                                      18,500                -            7,000
    Contract deposits -other current assets                                  1,971           (2,261)          (1,227)
    Change in cash for net assets of discontinued operations                   370             (391)             406
    Cash included in assets held for sale                                   (4,485)               -                -
    Acquisitions of property, plant and equipment                          (61,720)         (49,029)         (32,456)
    Capitalized interest on construction in progress &
        pre-commercial spectrum licenses                                    (8,615)          (7,168)            (487)
    Proceeds from sale of property, plant and equipment                          -              103              250
    Cash invested in unconsolidated subsidiaries, net                       (5,830)          (8,798)          (9,732)
    Other, net                                                                   -                -            2,106
                                                                         ---------        ---------        ---------
Net cash used in investing activities                                      (66,964)         (62,238)         (66,856)
                                                                         ---------        ---------        ---------

                See notes to consolidated financial statements.

                 GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
             for the years ended December 31, 1997, 1996 and 1995
                            (Dollars in thousands)

                                                                                    1997             1996             1995
                                                                                  ---------        ---------        ---------
Cash flows from financing activities:
    Repayments under line-of-credit agreements                                       (3,247)               -                -
    Repayments of debt                                                               (1,965)          (1,706)          (2,028)
    Proceeds from issuance of convertible notes                                           -           75,000                -
    Proceeds from drawdown of credit agreement                                       40,000           24,500                -
    Proceeds from issuance of common stock                                              212                -            3,000
    Proceeds from issuances of convertible preferred stock                           55,000          103,350           30,863

    Proceeds from drawdown of vendor financing agreement                             10,307                -                -
    Deferred financing costs                                                              -           (3,300)          (4,692)
    Financing costs                                                                       -           (1,080)               -
    Proceeds from issuance of senior secured note & related warrants                      -                -           36,000
    Repayments of secured note                                                            -                -          (25,000)
    Proceeds from issuance of senior secured notes & related warrants                     -                -          110,079
    Proceeds from exercise of warrants and options                                        -            2,568            1,073
    Payments for preferred dividends                                                 (5,131)          (5,138)          (4,132)
    Repayment of capital lease obligations                                             (359)            (498)            (617)
    Other, net                                                                            -               71                -
                                                                                  ---------        ---------        ---------
Net cash provided by financing activities                                            94,817          193,767          144,546
                                                                                  ---------        ---------        ---------
Effect of exchange rate changes on cash                                                 (70)              69              436
Increase (decrease) in cash and cash equivalents                                    (89,327)          42,569           32,767
Cash and cash equivalents, beginning of year                                        102,720           60,151           27,384
                                                                                  ---------        ---------        ---------
Cash and cash equivalents, end of year                                            $  13,393        $ 102,720        $  60,151
                                                                                  =========        =========        =========

Supplemental cash flow information:
  Interest paid                                                                   $  12,346        $   6,902        $   5,094
  Income taxes paid                                                                       -              265                -
  Supplemental schedule of noncash investing and financing activities:
    Summary of acquired subsidiaries:
      Assets acquired in purchase transactions                                            -              133           14,840
      Liabilities assumed in purchase transactions                                        -              257           13,466
    Summary of contribution to joint venture:
      Assets contributed                                                                  -           10,298                -
      Liabilities assumed                                                                 -            7,703                -
    Summary of Bogen Communications International ("BCI") sale:
      Assets deconsolidated                                                               -           25,085           24,797
      Liabilities, including foreign currency, deconsolidated                             -          (12,100)         (14,144)
    Summary of assets held for sale:
      Assets reclassified                                                            39,089                -                -
      Liabilities, including foreign currency,  reclassified                        (11,968)               -                -
    Management consulting fees paid in common stock                                       -            2,061            2,439
    Issuance of common shares in connection with an engineering &
      development project                                                                 -                -            2,032
    Non cash transaction expense for BCI                                                  -                -              740
    Issuance of common shares in connection with senior note conversion                   -           27,981            8,020
    Conversion of debenture by related party into shares of subsidiary                    -                -              812
    Issuance of common shares for acquisition of minority interest
      in Geotek Technologies Israel Ltd ("GTI-Israel")                                  265                -            8,568
    Acquisition of assets under capital lease                                         2,628                -              986
    Issuance of convertible note for minority interest in GTI-Israel                      -              800                -
    Issuance of common shares in connection with acquisition of SMR license               -            2,000                -
    Issuance of common shares for preferred dividends                                12,512            2,920                -
    Issuance of note payable to acquire remaining 50% interest in MIS                     -            2,000                -
    Deemed dividend on convertible preferred stock                                    5,158                -                -

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

      Certain amounts in the 1996 and 1995 financial statements and notes have been reclassified to conform to the 1997 presentation.

      The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company's existing cash resources at December 31, 1997, proceeds from the sale of non-strategic assets (see Note 2), lines of credit facilities (see Note 8) and expected cash flow from operations will be insufficient to fund its current operations and the implementation of the Company's business plan in the short and long term. The Company's short term business plan is to add customers and customer revenues and market its Driver Logistic(TM) Systems in its existing eleven markets. The Company's long term business plan includes: the rollout of the U.S. Network in over 40 markets; the ongoing deployment of existing international wireless networks; the repayment of convertible debt and redeemable preferred stock (if such are not converted into equity); and the repayment of the Company's line of credit and vendor credit facilities and Discount Notes. Further, under terms of the Indenture governing the Company's 15% Senior Secured Discount Notes ("Discount Notes") and other contractual commitments, the Company is limited in the use of proceeds from the sale of assets and indebtedness as the indenture restricts the availability of cash for general corporate purposes (see Note 2).

      The Company is in various stages of operations in eleven markets in Philadelphia, Washington D.C./Baltimore, New York, Boston, Miami, Dallas, Tampa, San Antonio, Houston and Phoenix and, as a result, has not yet generated positive cash flow. Thus, the Company must raise significant additional capital, a portion of which must be raised beginning in the second quarter fiscal 1998, to fund current operating losses, working capital, debt service and capital expenditures. The Company does not intend to construct additional markets in the U.S. or expand into new international FHMA(R) Networks until such time as it obtains sufficient additional financing to do so. Additionally, the Company expects to re-negotiate certain cash commitments by deferring payments or making payments in shares of the Company's common stock to decrease its short and long term cash requirements. In addition to cash receipts from anticipated customer growth in the current year, the Company will attempt to obtain additional financing from one or more sources including, but not limited to, public or private equity or debt offerings, bank loans, strategic partners, joint ventures, vendor financing, leasing arrangements, or a combination thereof. The Company also expects to impact cash flow through stringent cost control and expenditure reductions. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms or at all. Any additional equity or debt financing may involve substantial dilution to the interest of holders of the Company's debt and equity securities. The failure to obtain the requisite additional capital would prevent the Company from executing its short (fiscal 1998) and long term business plans, would result in the Company violating certain contractual and debt covenants (see Note 8) and raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities which might result from this uncertainty.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Risks and Uncertainties

      The Company's Driver Logistics(TM) System using the Company's FHMA(R) digital wireless network involves a complex integration of sophisticated voice and data applications. The implementation of the FHMA(R) System to date has raised numerous technical difficulties. Additional technical difficulties may arise from time to time as the Company continues to make hardware and software modifications, add new functionality to the Driver Logistics(TM) System and increase the number of customers in a particular market. The introduction of additional services is expected to require testing and hardware and software modifications in order to integrate such services with the existing FHMA(R) System services, which may present technical problems. During the fourth quarter of 1997, the Company began introducing new operating system software in its current U.S. markets. Integration of such software required modification to the network and the hardware utilized by the Company's customers, as well as testing. The success and timing of the integration of new services and new software and/or the negative impact, if any, to the Company's customers from an interruption of service cannot be predicted. In addition, new software may be required to solve technical difficulties that may arise in the operation and performance of the FHMA(R) System as additional users are added in a particular market or as the coverage area in any market is increased. Furthermore, each of the Company's United States target markets could present unique technical issues due to differences in geography and topography, which may also require new system software. Delays in the integration of new services and new system software, or an adverse reaction from the Company's customers, could have a material adverse effect on the Company's ability to successfully market its Driver Logistics(TM) System and on the financial position, cash flow and results of operations.


      The Company may eventually need additional spectrum in certain of its more populated markets, beyond what it has already. Because spectrum is a finite resource, there can be no assurance that the Company will be able to obtain additional spectrum to meet its possible needs. Additionally, acquisition of additional spectrum may require significant capital resources. The inability of the Company to obtain additional spectrum could limit its ability to expand its services and increase the number of customers on its system in a given market.

      There are only a limited number of existing communications towers capable of providing the Company with sufficient coverage for its radio transmissions and support its transmission equipment. If the Company cannot obtain leases for existing towers, it may be required to purchase sites, obtain necessary permits and build such towers which could take up to one year for each tower. If the Company is required to build new towers, additional financing may be required and the deployment of the FHMA(R) System in one or more of its target U.S. markets could be delayed.

      Additionally, the Company's joint venture in Korea (see Note 4) is currently deploying an 800MHz FHMA(R) System in Korea. The Company also sells FHMA(R) System infrastructure to unrelated parties in Korea. The deployment of such a network is subject to the same risks and estimates attendant to the U.S. network rollout in addition to currency exchange rate fluctuation, international incidents, economic downturn and changes in government policy.

      The Company is dependent upon a relatively small number of manufacturers for its products. Rafael Armament Development Authority, a related party and a division of the Israeli Ministry of Defense ("Rafael"), and Hughes Network Systems ("HNS"), a related party and a unit of GM Hughes Electronics, currently are manufacturing the base station equipment for the U.S. wireless network on a schedule that is intended to enable the Company to meet its projected roll-out. Other third parties, including HNS and Farbell Electronics ("Farbell") currently are manufacturing customer units and certain other components of the system hardware for the U.S. wireless network on a schedule to meet anticipated customer demand. There can be no assurance that such third parties will deliver such equipment on a timely basis. Although the Company believes that it

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      can obtain all components necessary to build the digital wireless system and Driver Logistics(TM) System from other sources, it may encounter delays in the event of a component shortage due to the time needed to identify alternative sources and manufacture substitute components. Failure to obtain hardware components on a timely basis or at satisfactory prices could result in delays or cost overruns in the implementation of the U.S. digital wireless system and Driver Logistics(TM) System.


      Many of the target customers for the Company currently use one or more wireless communications services. In order to compete effectively, the Company must attract a portion of its target customers from their existing providers. The Company's marketing strategy emphasizes its Driver Logistics(TM) System, an integrated package of voice and data services, which the Company believes differentiates it from wireless communications and logistics providers. However, there can be no assurance that potential customers will perceive the Company's services to be superior to those offered by wireless communications providers.

      Long-Lived Assets

      In 1996, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable intangibles be periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell (see Note 2). Pursuant to SFAS No. 121, the Company periodically reviews long-lived assets, including its property, plant and equipment, intangible assets and investments in affiliates, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When such circumstances occur, the Company evaluates the possible effects on the carrying amount of such assets. The adoption of this Statement did not have a significant effect on the Company's financial position, results of operations, or liquidity.

      The Company's estimates of future gross revenues and operating cash flows, the remaining estimated lives of long-lived assets, or both, could be reduced in the future due to changes in, among other things, technology, government regulation, available financing or competition. The Company's estimate of future gross revenues and operating cash flows assumes that the Company will successfully implement its short and long term business plan and achieve the growth in market penetration and customers and will continue as a going concern (see Basis of Presentation above). There is no assurance that the Company can successfully implement its plan or that it will be able to achieve positive cash flow from any operating activities. As a result, the carrying amounts of long-lived assets could be reduced by an amount which may be material to the consolidated financial statements.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates and have a material adverse effect on the financial position of the Company. Estimates are used for, among other things: revenue recognition, allowance for doubtful accounts; inventory reserve for the lower of cost or market; product warranty reserves; depreciation and amortization; and, the estimated lives of assets and recoverability of long lived assets, including intangibles.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Revenue Recognition

      Product sales related to handsets and telephone peripherals are recognized on shipment. Revenues for service income are recognized when services are provided. Deferred revenues are recognized when the customer is billed in advance and are recorded in income in the period to which the advance billing relates.

      Revenues and estimates of profit for the Company's Geotek Technologies, Inc. ("GTI") and GMSI, Inc. ("GMSI") subsidiaries relating to long term construction contracts for the sale of digital wireless networks and wireless dispatch products are recognized under the percentage of completion method of accounting using the cost to cost methodology. Profit estimates are revised periodically based upon changes in facts and circumstances. Any losses on contracts are recognized immediately.

      Inventories

      Inventories, which include handsets and telephone peripherals, are stated at the lower of cost (first-in, first-out method) or market. The carrying value of handsets held for resale to the Company's subscribers are not adjusted to reflect promotional discounts which are recognized upon the sale to the customer.

      Cash Equivalents

      Cash equivalents are highly liquid debt instruments purchased with an original maturity of three months or less, and are considered to be cash equivalents for cash flow reporting purposes.

      Restricted Cash

      Restricted cash includes certain proceeds from the sale of certain assets and compensating balances under Letters of Credit. Under the terms and conditions of the Indenture governing the Company's Discount Notes, and amendments thereto, the use of proceeds from the sale of assets are restricted. At December 31, 1997, $9.1 million from the sale of Bogen Communications International Inc. ("BCI") was restricted and subsequently released during the first quarter of 1998.


      Concentration of Credit Risk and Off-Balance-Sheet Risks

      The Company provides mobile radio services to commercial customers in the United States, Europe (see Note 2) and Korea under contractual arrangements. The Company performs ongoing credit evaluations of its commercial customers and generally does not require collateral. The Company maintains reserves for potential losses from these contractual arrangements. Credit risk with respect to accounts receivable for the U.S. network is limited due to the large number of customers and their industry and geographic dispersion. The Company's Israel subsidiary, Geotek Technologies Israel ("GTI - Israel"), has credit risk from contracts with two customers in Korea and is prohibited from making certain payments, including loans, to entities outside of Israel without the Bank of Israel's approval. The subsidiaries are permitted, however, to distribute dividends, reimburse expenses and make other specific payments.

      Property, Plant and Equipment

      Property, plant and equipment is stated at cost. Property, plant and equipment obtained through acquisition is recorded at the fair value at the date of acquisition. Depreciation and amortization are provided principally by the straight-line method over the estimated useful lives of the related assets which range between 3 and 10 years, commencing with commercial operations. Gains or losses arising from dispositions are recorded in operations.

      Interest costs incurred on borrowings during the construction phase of the network infrastructure buildout for each market (until the assets are substantially complete and ready for use) are capitalized and depreciated over

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      the service life of the equipment. Interest capitalized on construction in progress amounted to $2.6 million for 1997 and 1996 and $0.5 million in 1995.

      Intangible Assets

      Goodwill -The excess of cost over the fair value of net assets acquired is amortized on a straight-line basis over ten to twenty years. At each balance sheet date management assesses whether there has been an other than temporary impairment in the value of goodwill by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of goodwill. For those assets where a decision has been made to sell or dispose, once made, management looks to the estimated proceeds from the sale of such assets.

      Federal Communications Commission ("FCC") Licenses - FCC and other private radio licenses are recorded at cost and amortized over twenty years. Interest costs incurred on borrowings throughout the period during which the certain FCC licenses are being readied for use are capitalized and amortized over the life of the license once the market to which the license pertains becomes commercial. Interest capitalized amounted to $4.6 million and $3.9 million in 1997 and 1996, respectively. The factors considered by management in performing this assessment include current operating results, trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors.

      Foreign Currency Translation

      For international operations, assets and liabilities are translated at year-end exchange rates and income statement items are translated at average exchange rates for the period. Resulting translation adjustments are recorded as a separate component of shareholders' equity. Transaction gains and losses are recognized in the period incurred.

      Engineering and Development

      Engineering and development expenditures are expensed as incurred. All expenses relating to engineering and development ventures are recorded, net of grants, as engineering and development expense. Grants are recorded once the Company receives approval reflecting the fact that all terms and conditions relating to the expenditures have been met.

      Taxes on Income

      The Company provides for deferred taxes using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the deferred tax asset will not be realized.

      The Company does not provide for taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted because the Company considers these earnings to be permanently invested in these operations. Such amount of undistributed earnings is not significant at December 31, 1997.

      Earnings Per Share

      In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Basic earnings/loss per share is computed by dividing the net loss, after preferred stock dividend requirements, by the weighted average number of common shares outstanding during the year. In determining diluted EPS, Common stock equivalents are excluded since the effect would be anti-dilutive.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Recently Issued Accounting Pronouncements

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows; although it may impact the disclosure of reportable segment data. The Company is currently assessing the disclosure requirements.

2.    Disposed of Operations and Segments and Acquisitions:

      Discontinuation of Communication Products Segment / Sale of  BCI

      On November 26, 1997, the Company disposed of its communication products segment with the sale of its 64% interest in BCI for $18.5 million in cash resulting in a gain of $3.8 million. In accordance with the Company's debt covenants, at December 31, 1997, $9.1 million of the proceeds were limited in the timing of their use and, subsequently, these proceeds were released. The Company has reclassified BCI in its financial statements and has accounted for it as discontinued operations. The net assets of the discontinued operations were $12.9 million at December 31, 1996, principally consisting of $0.9 million in cash, $6.5 million in receivables, $6.5 million in inventory, goodwill of $8 million, $6.3 million in accounts payable and accrued expenses and $4.8 million in notes payable to banks.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The table below sets forth certain information with respect to the results of operations of BCI, as consolidated (in thousands).

                                For the period         For the twelve months
                              January 1, 1997 to         ended December 31,
                               November 26, 1997        1996           1995
                               -----------------        ----           ----

      Net products sales             $45,136          $46,268        $44,518
      Cost of goods sold              24,153           25,005         27,338
      Operating and other
       expenses                       18,627           19,166         21,304
      Net Income (loss)                2,355            2,098         (4,124)

      In August 1995, the Company transferred its interest in Speech Design GmbH and Bogen Communications, Inc. to BCI in exchange for $7.0 million in cash, $3.0 million in convertible notes, approximately 64% of BCI's common shares and warrants to purchase 200,000 shares of BCI common stock. Effective January 1, 1996, the $3.0 million convertible notes were reduced and restructured to a $0.5 million non-convertible promissory note due July 1997. In connection with this restructuring, the Company was granted an option to purchase up to $3.0 million of the common stock of BCI at up to a 35% discount. This option expired on October 31, 1997.

      Assets Held For Sale

      In connection with its strategic initiative to focus its efforts on marketing Driver Logistic(TM) Systems in the United States, on December 18, 1997, the Company entered into two definitive agreements with Telesystems International Wireless, Inc. ("Telesystems") and affiliates to sell the Company's interest in its German joint venture ("Terrafon") and the Company's wholly-owned subsidiary in the United Kingdom, National Band Three Ltd. ("NB3"). These transactions closed in February 1998.

      The Company sold all of the issued and outstanding shares of capital stock of NB3, a wholly-owned subsidiary and provider of analog public access mobile radio ("PAMR") service in the United Kingdom, for approximately $82 million in cash. Five percent of the purchase price will be held in escrow to satisfy the Company's indemnity obligations, if any, under the agreement and will be released within six months after the closing of the transaction. NB3 assets and liabilities were reclassified and are considered an asset held for sale. The transaction resulted in a pre tax gain of approximately $60.2 million to the Company which will be recognized in the first quarter of 1998. At December 31, 1997, the total assets and liabilities of NB3 were $33.8 million and $10.5 million, respectively. Assets principally included approximately $4.5 million in cash, $3.2 million in accounts receivable, $5.2 million in goodwill and $18.5 million in property, plant and equipment. Liabilities consisted principally of accounts payable and accrued expenses incurred in the ordinary course of business.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      NB3's revenues have been significant to the consolidated revenues. The table below sets forth certain information with respect to the results of operations of NB3 for the years ended December 31 (in thousands).

                                         1997          1996         1995
                                         ----          ----         ----

      Total Revenues                   $31,308       $28,410      $24,985
      Earnings before interest
             and taxes                   3,332         3,740        2,402
      Net income                         1,664         2,552        1,194

      The Company sold its interest in Terrafon, the Company's 50/50 joint venture in Germany, which was formed through the merger of the Company's German networks with RWE Telliance A.G. ("RWE"), a mobile radio network in December 1996, for DM7 million (approximately $3.9 million) in cash. The investment in Terrafon at December 31, 1997 is presented as an asset held for sale and, as such, the Company reduced the carrying value of the investment to fair market value. Accordingly, the Company recognized a loss of $12.9 million on the investment balance of $18.0 million. The loss is included in equity in loss of subsidiaries. DM0.5 million of the purchase price is currently being held in escrow to satisfy the Company's indemnity obligations, if any, under the agreement and will be released within fifteen months after the closing of the transaction.

      Acquisitions

      During 1997, the Company issued approximately 57,000 shares of common stock to purchase a minority interest in the Company's subsidiary Geotek Technologies Israel ("GTI-Israel"). The shares were valued at $265,000. In July 1996, in a private transaction, the Company issued a Convertible Promissory Note ("Promissory Note") in the amount of $800,000 due December 31, 1996 in exchange for shares, held by a minority shareholder, in GTI-Israel. In October 1996, the holder converted the Promissory Note and accrued interest into approximately 102,000 shares of the Company's common stock. As of December 31, 1997, the Company owns 98% of GTI-Israel.

      The Company purchased the remaining 50% ownership interest in software developer M.I.S. Information Systems Holdings Ltd. ("MIS") effective July 1, 1996. MIS was formed in 1994 as a 50/50 joint venture between the Company and Decision Systems Israel Ltd. The remaining 50% interest was acquired for a $2.0 million promissory note which bears interest at 8.25% per annum and is due July 1, 1998. The Company attributed the excess of consideration paid over the fair value of net the assets acquired, approximately $1.9 million, to an acquired engineering and development project and expensed this amount at the time of the purchase as the acquisition primarily related to ongoing software development projects in process. In February 1998, the Company entered into an agreement to repay the $2.0 million note plus accrued interest in shares of the Company common stock (see Notes 8 and 17).

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Inventories:

      Inventories at December 31, 1997 and 1996 consist of the following (in thousands):

                                                         1997          1996
                                                         ----          ----
         Raw materials                                 $4,511        $1,740
         Work-in-process                                1,199         1,367
         Finished goods                                16,767        23,677
                                                      -------       -------
                                                       22,477        26,784
         Reserve for lower of cost or market            1,000         5,153
                                                      -------       -------
                                                      $21,477       $21,631
                                                      =======       =======

      In January 1997, the Company adjusted inventory standard costs to more accurately reflect replacement value of finished goods.

4.    Investments in Affiliates:

      In July 1997, the Company entered into a joint venture agreement with two Canadian partners for the purpose of deploying FHMA(R) Networks in the provinces of Ontario, Quebec and British Columbia utilizing 900MHz licenses previously granted to Geotek Communications Canada Inc., a wholly-owned subsidiary of GeoNet Communications Canada Inc. ("GeoNet Canada") by Industry Canada, the regulatory agency responsible for spectrum allocation in Canada. The Company invested $2 million in GeoNet Canada and the two Canadian partners invested $1 million each for a total initial investment of $4 million. Additionally, the Company deposited $2.3 million in a restricted cash account as collateral for the Canadian partner's investment. The parties reserved the right to withdraw from the venture. In the first quarter of 1998, the partners notified the Company and subsequently withdrew from the joint venture. The investors were repaid their investment from the restricted cash account. The withdrawal of the Canadian partners resulted in the loss of the Canadian license although the Company may reapply for licenses at such time that the Company obtains sufficient financing to pursue the deployment of networks in Canada.

      In July 1997 and 1996, the Company contributed approximately $4.7 million and $7.7 million, respectively, to Anam Telecommunications Co. Ltd. ("Anam Telecom") in which the Company holds a 21% interest, representing of the Company's portion of the capital requirements. Anam

      Telecom holds a license to operate a nationwide trunked radio system in Korea. Additionally, the Company paid the Korean Ministry of Information and Communications $1.8 million in 1996, representing the Company's portion of the fee for the Korean nationwide license. Interest costs incurred by the Company during the development period prior to Anam Telecom commencing commercial service were capitalized. The amount capitalized in 1997 and 1996 was approximately $1.4 million and $0.6 million, respectively, and has been included in investments in affiliates. In October 1997, commercial service began. The costs for the capitalized interest and nationwide license are being amortized over a twenty year period which began in October 1997. Amortization expense for 1997 was not material. At December 31, 1997, the Company's investment in Anam Telecom was approximately $13.6 million and equity in loss was approximately $2.4 million in 1997 and was not material in 1996.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In September 1996, the Company entered into an agreement with Anam Telecom pursuant to which the Company will provide Anam Telecom with up to $13.3 million ($10.5 million after the elimination of intercompany revenues) of 800 MHz infrastructure equipment. Additionally, the Company entered into a separate agreement to sell customer subscriber units to Anam Telecom. In connection with these agreements, the Company received advance payments of approximately $9.5 million in 1996 which were included in accrued liabilities. At December 31, 1997, the Company, after the elimination of inter-company revenues, recognized approximately $8.8 million on its sale of digital wireless infrastructure equipment to Anam Telecom, a related party, and no advance payment remained outstanding.

      During 1996, the Company contributed the net operating assets of their two wireless networks in Germany to a joint venture, Terrafon, with RWE and entered into an agreement in 1997 with Telesystems to sell its interest in Terrafon as described in Note 2. In March 1997, the Company contributed approximately $2.6 million to Terrafon, which represented the Company's portion of the estimated 1997 operating budget.

      The Company acquired, in August 1993, a 25% equity interest in Cumulous Communications Company ("Cumulous") for an aggregate consideration of $1.5 million. Cumulous is a provider of SMR services in the San Joaquin Valley of California. The Company's investment exceeds its share of the underlying net assets of Cumulous by approximately $940,000 which amount is being amortized over 20 years. The carrying value of this investment as of December 31, 1997 and 1996 was $1.0 million and $1.1 million, respectively.

5.    Property, Plant and Equipment:

      Property, Plant and Equipment consists of the following at December 31, 1997 and 1996 (in thousands):

                                                        1997           1996
                                                        ----           ----
         Property, Plant and Equipment
                Machinery and equipment              $109,916      $100,661
                Furniture and fixtures                  2,709         2,713
                Leasehold improvements                    787           299
                Construction in progress               29,992        25,133
                                                     --------      --------
                                                      143,404       128,806
         Capital Leases
                Equipment under capital lease           3,606           978
                                                     --------      --------
                                                      147,010       129,784
         Less: accumulated depreciation
                Property, Plant and Equipment          33,713        38,298
                Capital leases                            314            35
                                                     --------      --------
                                                       34,027        38,333
                                                     --------      --------
                                                     $112,983      $ 91,451
                                                     ========      ========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Intangible Assets:

      Intangible Assets consists of the following at December 31, 1997 and 1996 (in thousands):

                                                           1997        1996
                                                           ----        ----
         Excess of cost over fair value
           of net assets acquired                         $12,728     $12,463
         FCC and other private mobile radio licenses
           acquired and related intangibles                73,775      75,595
         Other                                                620         620
                                                         --------    --------
                                                           87,123      88,678
         Less accumulated amortization                      6,256       5,179
                                                         --------    --------
                                                         $ 80,867    $ 83,499
                                                         ========    ========


      The decrease in 1997 in private mobile radio licenses is due to reclassification of NB3 to net assets held for sale (see Note 2) offset by capitalized interest of $4.6 million.

7.    Notes Payable, Banks and Other:

      The Company had a line of credit for $3.2 million, bearing interest at 5.3% per annum, which was collateralized by $3.2 million restricted cash. This line of credit was repaid by the Company in January 1997.

8.    Long-Term Debt:

      Long-Term Debt consists of the following at December 31, 1997 and 1996 (in thousands):

                                                                                     1997           1996
                                                                                     ----           ----
     Senior secured discount notes, due July 15, 2005, interest
        at 15% due semi-annually beginning January 15, 2001 (a)                    $158,030       $136,756
     Senior subordinated convertible notes, due February 2001
        at 12% , interest due semi-annually February 15 and August 15 (b)            75,000         75,000
     Notes payable due in various installments through 1998
        interest at 10% (c)                                                              50            155
     Convertible note due October 2, 1998, interest at 12% due quarterly (d)         24,500         24,500
     S-C Rig credit facility, interest at 8% semi-annually (e)                       40,000              -
     HNSvendor financing due beginning July 10, 1999 in ten equal installments of aggregate principal, interest at 11% due
        semi-annually (f)                                                            10,355              -
     Debenture, interest at 5% due in quarterly payments,
        principal due March 31, 1998                                                  1,399          1,460
     Note  payable, due July 1, 1998 interest at 8.25% payable at maturity            2,000          2,000
     Note payable, bearing interest at 8%                                                 -          2,273
     Obligations under capital lease                                                  2,731            462
                                                                                   --------       --------
                                                                                    314,065        242,606
     Less, current portion of long term debt, net of warrants                        42,664            256
           Additional offer discount:
           Warrants - senior secured discount notes (a)                              24,079         27,290
           Warrants - S-C Rig Credit Facility (e)                                     3,900              -
                                                                                   --------       --------
     Total long-term debt                                                          $243,422       $215,060
                                                                                   ========       ========

(a) In July 1995, the Company issued, in a private offering, $207.0 million aggregate principal amount at maturity of the Discount Notes due July 15, 2005. Gross proceeds of the Discount Notes were approximately $100.0

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     million. Interest accretes semi-annually at 15% until January 15, 2001 at which time the carrying value will equal the principal amount. The Discount Notes were issued with 6,210,000 detachable warrants ("the Warrants"). Each Warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $9.90 per share. The Warrants, which were valued at $29.2 million, were recorded as a reduction of the Discount Notes and are being accreted over the ten year life of the Discount Notes. The Discount Notes accrue interest until maturity at a rate of 15% per annum. Interest on the Discount Notes will be payable semi-annually, in cash, on July 15 and January 15, commencing January 15, 2001. The Discount Notes are fully and unconditionally guaranteed, jointly and severally on a senior basis, by certain subsidiaries of the Company.

     In August 1996, in connection with the original issuance of the Discount Notes, investors affiliated with George Soros purchased approximately $21.0 million principal amount of additional units consisting of 15% Senior Secured Discount Notes due 2005 and 621,000 ten year warrants to purchase shares of Company common stock at $9.90 per share. The warrants, which were valued at $2.9 million, were recorded as a reduction on the Discount Notes and are being accreted over the ten year life of the Discount Notes. Gross proceeds to the Company were approximately $10.0 million, bringing total gross proceeds from the issuance of the Discount Notes to approximately $110.0 million.

     The Company recorded in other assets approximately $4.3 million of deferred financing costs relating to this transaction which are being amortized, using the interest method, over the ten year life of the Discount Notes. Accumulated amortization as of December 31, 1997 and 1996 was approximately $1.1 million and $0.6 million, respectively.

     In accordance with the terms of the Indenture governing the Discount Notes, the proceeds from the sale of assets collateralizing the Discount Notes (See Note 2) are limited in their use (see Debt Compliance Matters below). In accordance with an amendment to the Indenture, the Company is required to use 20% of the net proceeds from the sale of its European Assets (estimated at $85 million) to tender the pro-rata share of the accreted value of the Discount Notes. At December 31, 1997, the Company has reclassified the estimated tender offer amount of $17.2 million to the current portion of long-term debt. Additionally, under the amendment to the Indenture, the Company granted the Discount Note holders a security interest in certain assets.

     In November 1995, the Company registered the Discount Notes and the Warrants through an exchange offer under the Securities Act of 1933, as amended.

(b) In March 1996, the Company issued $75.0 million aggregate principal amount of Senior Subordinated Convertible Notes due 2001 ("Convertible Notes"). Each Convertible Note is in the principal amount of $1,000 and, beginning on March 5, 1997, are convertible by the holders into shares of the Company's common stock, par value $0.01, at a conversion price equal to $9.50 per share. Cash interest on the Convertible Notes accrues at a rate of 12% per annum and is payable semi-annually on each February 15 and August 15. The Convertible Notes are unsecured senior subordinated obligations of the Company. Beginning October 1997, the Convertible Notes can be converted at the option of the Company if the closing price of the Company's common stock for 20 of the 30 trading days and for the five trading days before the conversion is at least $15.20 per share. The Company has reserved 7,894,737 shares of the Company's $0.01 par value Common Stock which are issuable upon conversion of the Convertible Notes.

     In connection with the issuance of the Convertible Notes, the Company incurred approximately $2.3 million in financing costs which have been recorded in other assets and are being amortized over the five year term of the

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Convertible Notes. Accumulated amortization as of December 31, 1997 and 1996 was approximately $0.8 and $0.4 million, respectively.

(c) These notes were assumed in connection with the purchase of certain SMR licenses in various cities in the US. Certain analog SMR equipment as well as revenues generated by the systems is pledged as collateral for the notes.

(d) In December 1995, the Company and HNS, the Company's strategic partner in the development of the Company's portable subscriber unit, entered into an agreement whereby HNS extended the Company a two year, $24.5 million line of credit for the Company to acquire additional 900 MHz spectrum in the United States. In October 1996, the Company borrowed $24.5 million under the line of credit agreement. Under the terms of the agreement, the two year loan bears interest at 12%, payable quarterly, and is convertible by the holder, beginning 181 days after drawdown, at the lower of 90% of the average sale price of the Company's common stock for the 10 days preceding conversion or $9.75. In connection with this agreement, the Company has reserved 16,333,333 shares of the Company's $.01 per value Common Stock which are issuable upon conversion of the note. The original $24.5 million loan agreement was collateralized by the pledge of the capital stock of the Company's subsidiary which holds the Company's Major Trading Area ("MTA") licenses. In conjunction with the amendment to the Indenture governing the Discount Notes, (see Debt Compliance Matters below) the MTA licenses were reallocated between the subsidiary pledged to HNS and the subsidiary pledged to the Discount Note Holders.

(e) In April 1996, the Company and S-C Rig Investments - III, L.P. ("S-C Rig"), a significant stockholder of the Company and an investment group affiliated with George Soros, entered into a Senior Loan Agreement whereby S-C Rig made a $40.0 million unsecured credit facility ("S-C Rig Credit Facility") available to the Company beginning June 1996. In April

     1997, the Company and S-C Rig modified the terms of the S-C Rig Credit Facility. Under the modified terms, all of the borrowings are required to be made within three years from the initial establishment of the credit facility. The borrowings will accrue interest at a rate of 8% per annum and will mature in five years from the date of the final borrowings thereunder. The Company is obligated to pay S-C Rig a fee equal to 3% of each borrowing under the S-C Rig Credit Facility at the time of such borrowing. Borrowings under the S-C Rig Credit Facility constitute senior indebtedness of the Company.

     In connection with the establishment of the credit facility, the Company issued to S-C Rig a five year warrant ("S-C Rig Warrant") to purchase approximately 4.2 million shares of Common Stock (subject to adjustment in certain circumstances) at an exercise price of $9.50 per share (subject to adjustment in certain circumstances). With the modification of the S-C Rig Credit Facility, the exercise price of the warrants was lowered to $6.00 per share and the warrant termination date was extended from April 2001 to April 2003. This warrant is exercisable at any time during the warrant period. The S-C Rig Warrant, which was originally valued in 1996 at $13.4 million, was revalued in 1997 at $4.5 million due to the modification of terms. The $6.0 million excess of net book value of the S-C Rig Warrant over the new valuation was recorded by the Company in 1997 as a decrease in additional paid in capital. The S-C Rig Warrant is being amortized over the term of the underlying credit facility, approximately five years. In connection with the drawdown of $40.0 million under the S-C Rig Credit Facility, the remaining valuation of the S-C Rig Warrants, $3.9 million was reclassified to long-term debt and is reflected as a discount on the issuance of loans made under the facility.

(f) In September 1996, the Company, through its wholly owned subsidiary Geotek Financing Corporation ("GFC"), entered into a series of agreements with HNS under which HNS agreed to manufacture at least 50% of certain components utilized by the Company in its 900 MHz infrastructure equipment and to provide the Company with up to $100 million in vendor credit financing, the last $50 million of which is subject to the

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     satisfaction of certain conditions. Under the terms of the vendor credit financing agreement, the Company will finance 90% of its purchases of infrastructure related equipment from HNS until June 1999. All borrowings made under the agreement bear interest at a rate of 11% per annum which is not payable until December 1999, unless there is an event of default, at which time interest would be payable quarterly. Beginning December 1999, principal and interest are to be paid semi-annually in equal installments over a five year period. The HNS Vendor Credit Facility is collateralized by the pledge of the capital stock of the Company's subsidiary which holds certain of the Company's MTA licenses.

     In connection with the above agreement, the Company issued HNS seven year warrants ("HNS Warrants") to purchase 2,500,000 shares of the Company's common stock. The HNS Warrants allow HNS to purchase 1,000,000 shares at $8.625 per share, 1,000,000 shares at $10.78 per share, and 500,000 shares at $12.94 per share. These warrants are exercisable at any time, and from time to time, after September 27, 1997. The HNS Warrants, which have been classified as debt issuance costs and were valued at approximately $8.7 million, were recorded as other assets and are being amortized over the life of the facility and the debt payback period, approximately seven years. Accumulated amortization as of December 31, 1997 and 1996 was approximately $1.6 million and $0.3 million, respectively.

     Debt Compliance Matters

     The Discount Notes are collateralized by a pledge of substantially all subsidiary capital stock owned by the Company. In December 1997, the Indenture governing the Discount Notes was amended allowing the Company to utilize the proceeds of the sale of the stock of BCI and portions of the proceeds of the sale of the stock of NB3 and Terrafon for working capital purposes. Specifically, the amendment permits the Company's use of net proceeds from the sale of NB3 and Terrafon, approximately as $85 million as follows: 20% to repay the Discount Notes; 40% for working capital; and 40% for replacement assets defined as qualifying capital expenditures. Additionally, the Company increased its ability to utilize the proceeds from future debt issuances for working capital by (i) $40 million, including the proceeds from the sale of BCI; (ii) an additional $2.00 for every $1.00 of equity raised by the Company up to $40.0 million; and (iii) an additional $1.00 for every $1.00 in equity raised thereafter up to a total of $30.0 million.

     The covenants place generally more stringent limitations, the most restrictive of which are related to making certain investments in assets other than telecommunication assets, incurring additional debt, use of proceeds from possible future asset sales, and paying dividends on common shares. There was no event of default at December 31, 1997. In the event that the Company does not obtain additional financing or successfully renegotiate the terms of certain indebtedness, it may be in default of certain covenants.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Minimum Annual Repayments

      Minimum annual principal repayments of long-term debt, assuming no conversions or renegotiation of terms, and capital lease obligations (which are not material), during the next five years and thereafter, are as follows (dollars in thousands):

                 Year                              In Thousands
                 ----                              ------------
                 1998                                  45,131
                 1999                                   2,875

                 2000                                   3,010
                 2001                                  77,071
                 2002                                  42,071
                 Thereafter                           212,876
                                                    ---------
                 Total                              $ 383,034
                                                    =========

9.    Income Taxes:

      The source of loss from continuing operations before provision for income taxes for the years ended December 31, 1997, 1996, and 1995 is as follows (dollars in thousands):

                                         1997           1996           1995
                                         ----           ----           ----

       United States                  $(163,082)     $ (99,684)     $ (60,988)
       Foreign                          (60,786)       (39,588)       (21,127)
                                      ---------      ---------      ---------
       Loss before income taxes       $(223,868)     $(139,272)     $ (82,115)
                                      =========      =========      =========

      The provision for income taxes, solely attributable to foreign taxes, consists of the following for the years ended December 31, 1997, 1996 and 1995 (dollars in thousands):

                                            1997        1996        1995
                                            ----        ----        ----

       Current foreign                    $1,195        $434        $960
       Deferred foreign                      625         614
                                          ------      ------        ----
       Total provision for taxes          $1,820      $1,048        $960
                                          ======      ======        ====

      Included in the current foreign tax provision in 1996 and 1995 is $357,000 and $950,000, respectively, related to the utilization of pre-acquisition net operating losses of a subsidiary which had a full valuation allowance established at the time of the acquisition by the Company and has been recorded as a reduction to intangible assets. The pre-acquisition net operating loss was fully utilized in 1996. The Company has not provided deferred U.S. income taxes which would be payable if the undistributed earnings of its foreign subsidiaries, which totaled $3.5 million, $3.6 million and $2.1 million at December 31, 1997, 1996 and 1995, respectively, were remitted because the Company considers these earnings to be permanently reinvested in these operations.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      As of December 31, 1997 and 1996, temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (dollars in thousands):

                                                           1997          1996
                                                           ----          ----

       Current deferred tax assets:
       Net operating loss carryforwards               $       -     $      72
       Allowance for doubtful accounts                    1,732           341
       Inventory reserve                                    724             -
       Capital loss carryforward                            982             -
       Investment in foreign subsidiaries                15,037             -
       Other                                              1,194             -
       Valuation allowance                              (19,669)         (177)
                                                      ---------     ---------
       Total current deferred tax assets              $       -     $     236
                                                      =========     =========

       Long-term deferred tax assets:
       Net operating loss carryforwards               $ 121,622     $  82,937
       Property, plant and equipment                      3,205             -
       Other                                              2,029        10,280
       Valuation allowances                            (121,560)      (93,217)
                                                      ---------     ---------
       Total long-term deferred tax assets            $   5,296     $       -
                                                      =========     =========

       Long-term deferred tax liabilities
       Other                                            $     -     $     850
       Licenses                                           5,296             -
                                                      ---------     ---------
       Total long-term deferred tax liabilities       $   5,296     $     850
                                                      =========     =========

      The Company has established a valuation allowance substantially offsetting the tax benefit of current and long term deferred tax assets as it is more likely than not that the tax benefit will not be realized. The Company has domestic net operating loss carryforwards ("NOL") for tax purposes of approximately $301.1 million and $169.7 million as of December 31, 1997 and 1996, respectively, which expire between the years 2001 through 2011. Additionally, the Company had foreign NOL carryforwards of approximately $7.1 million and $35.9 million in 1997 and 1996, respectively. The NOL's are subject to certain limitations on their utilization as a result of various changes in control which have occurred.

10.  Commitments and Contingent Liabilities:

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Operating


      The Company leases facilities under noncancellable operating leases, some of which include escalation clauses. Future minimum rental commitments under noncancellable operating leases, including $13.4 million for NB3, as of December 31, 1997 are as follows (dollars in thousands):

                      Year
                      ----
                      1998                          $ 12,328
                      1999                             8,512
                      2000                             7,404
                      2001                             5,707
                      2002                             4,227
                      Thereafter                       7,189
                                                    --------
                                                    $ 45,367
                                                    ========

      Rent expense included in continuing operations was $9.6 million, $7.7 million, and $6.3 million in 1997, 1996 and 1995, respectively.

      Government Participation in Engineering and Development Project

      The Chief Scientist of the Israeli Ministry of Industry and Commerce ("Chief Scientist") has agreed to fund certain eligible expenditures related to the development of the digital wireless communication system by GTI-Israel. Funding received from the Chief Scientist is repayable without interest based on 3% of revenues generated by the product being developed by GTI-Israel up to 120% of the grant received which may be increased to 150% if certain manufacturing milestones are not met. Such participation amounted to $0.3 million and $5.9 million for 1996 and 1995, respectively, and has been reported in the statement of operations as a reduction of engineering and development expenses. Accumulated grants under this program, subject to repayment under certain conditions, are $12.0 million.

      Manufacturing and Sales Commitments

      In 1994, the Company contracted with Mitsubishi Consumer Electronics of America ("MCEA") to manufacture mobile radios on behalf of the Company. This agreement was terminated by MCEA in 1998 and MCEA reserved any rights, if any, it had under the contract claiming defaults and deficiencies by the Company.

      In March 1995, the Company and HNS, a related party, formed a strategic partnership to develop a portable unit. Under the terms of the agreement, HNS and the Company will share equally in the cost of developing the portable unit. During 1995, the Company included as engineering and development expense approximately $6.0 million paid to HNS under the terms of this development contract. Additionally, during the year ended December 31, 1997, the Company accrued $3.2 million in engineering and development expense relative to final development costs under the contract. During 1996 the Company made advances on account of production of $11.5 million to HNS, which is included in Advances to Related Parties. The Company has included all advances made to HNS which will be applied against future purchases in advances to related parties.

      In June 1997, the Company entered into an agreement with HNS for HNS to produce a docking station for the Company's portable unit.

      In September 1996, in connection with the HNS Vendor Credit Facility, the Company entered into an

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      agreement with HNS, whereby HNS will manufacture at least 50% of certain components utilized by the Company in its 900 MHz infrastructure equipment through June 1999. The Company made a 10% or approximately $0.9 million advance to HNS for production. At December 31, 1997, $7.3 million in purchase orders were placed with HNS.

      In 1996, the Company entered into a manufacturing agreement with Farbell, whereby Farbell will produce Drive Station(TM) for the Company's digital wireless system. At December 31, 1997 and 1996, the Company placed $2.5 million and $2.2 million into a restricted cash account to fund these purchases.

      In 1996, the Company entered into an agreement with Anam Telecom (see
      Note 4) whereby the Company will provide the Company's digital wireless system infrastructure equipment and subscriber units to Anam Telecom. In connection with these agreements, the Company received advance payments of approximately $5.0 million and $9.5 million which is included in accrued expenses as of December 31, 1997 and 1996, respectively.

      Guarantees of Debt of a Subsidiary

      The Company has guaranteed the repayment of certain indebtedness of its subsidiary, GMSI, to its former owner in the amount of CDN $2.0 million (approximately $1.4 million).

      FCC Waiver

      As permitted by the FCC, the Company subsumed its Designated Frequency Area ("DFA") licenses which were acquired prior to the 1996 auctions with the Company's MTA licenses so that, together, they are regulated as a single MTA license. Under the terms of the MTA licenses the Company acquired during the auctions, a MTA will be "constructed' if one-third of the market's population is served within three years of the grant, August 12, 1999, and two-thirds of the population are served within five years of the grant, August 12, 2001. As an alternative, the Company may elect for the FCC to waive the requirements for August 12, 1999 and agree to provide substantial service to the MTA by August 12, 2001. At December 31, 1997, approximately $39.4 million of the Company's $72.7 million (cost basis) of licenses were commercial.


      Litigation

      In June 1994, the Company filed a lawsuit against Harris Adacom Corporation B.V. ("Harris"), a Dutch Corporation, to enforce the Company's right to repayment of a $3.5 million loan made to Harris in January 1994. In or about May 1994, creditors placed Harris into bankruptcy. In response to the Company's lawsuit, Harris and its subsidiaries filed a lawsuit against the Company in the courts of the State of Israel requesting a declaratory judgment that the Company entered into a binding agreement for the purchase by the Company of a significant interest in certain wireless communication business assets owned by Adacom Technologies Ltd., ("ATL"), an affiliate of Harris and an Israeli publicly traded company, and subsequently breached such agreement. In July 1997, the plaintiffs filed a motion with the court seeking to amend the Statement of Claim to assert a claim for monetary damages of approximately $27 million arising out of the same transaction. This motion is pending. In addition, the plaintiffs are seeking to add Yaron Eitan, the Company's Chairman of the Board, and Yoram Bibring, who, prior to the Company's reorganization in December 1997, was President and CEO of Geotek International Networks, Inc., as party defendants. The Company believes that the plaintiffs' claims and such actions are primarily an attempt to delay efforts to collect Harris's debt to the Company and the Company has meritorious defense. The Company intends to defend this action vigorously.

      The Company develops and utilizes technology for substantially all of the services and products it offers and intends to offer and has, from time to time, been the subject of infringement claims related thereto. It is often difficult to predict the outcome of such litigation and the amount of damages that may be awarded. The

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Company does not believe that any pending or threatened litigation related to the Company's technology or use thereof will have a material adverse effect on its business.

      The Company also is, from time to time, a party to litigation, which may or may not be covered by insurance, arising in the ordinary course of business. The Company does not believe that results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on the financial position and results of operations.

11.   Redeemable Preferred Stock

      In December 1993, the Company issued to investors affiliated with George Soros, a related party, 444,445 shares of Series H Cumulative Redeemable Preferred Stock ("Series H Stock") at a price of $90 per share. The shares bear a dividend for five years, at a rate of five percent per year, payable quarterly. The shares are redeemable, at stated value, on

      October 31, 2000 only if the Company's common stock has not closed at an average price of $18 for any 20 consecutive trading days after the third anniversary of the date of issuance of the preferred shares. In the event that the shares are redeemed, the Company may elect to pay the redemption price in shares of its common stock, provided that the common shares will have an aggregate market value equal to 150% of the redemption value of the Series H shares being redeemed. The shares are convertible into common shares at any time at a ratio (adjusted for splits) of ten common shares for each preferred share. The Company has reserved 4,444,450 shares of its $.01 par value Common Stock issuable upon conversion of the Series H Stock. The holders of the Series H Stock are entitled to vote on all matters voted on by common shareholders as if the Series H Stock were converted to common stock. The Company has paid cash dividends of $2.0 million during each of the years ended December 31, 1997, 1996 and 1995.

12.   Stockholders' Equity

      Preferred Stock

      The following table outlines the outstanding preferred stock at December 31, 1997 and 1996 (dollars in thousands):

                       As of December 31, 1997       As of December 31, 1996
                      Number of                     Number of
                      Preferred    Outstanding      Preferred     Outstanding
                        Shares         Face           Shares          Face
          Series     Outstanding      Value        Outstanding       Value
          ------     -----------      -----        -----------       -----

          I (a)               20       $10,000              20        $10,000
          K (b)               20        10,000              20         10,000
          L (c)        1,062,926        10,000       1,062,926         10,000
          M (d)            1,150        11,500           1,163         11,625
          N (e)           54,725        54,725          54,725         54,725
          O (f)              539        26,950           1,000         50,000
          P (g)              250        12,500               -              -
          Q (h)              568        28,392               -              -

(a) Issued in 1994 to investors associated with George Soros, the Series I Cumulative Convertible Preferred Stock ("Series I Stock") bear a dividend, payable quarterly in either cash or common shares, for five years at a rate of 7% per annum and carry a conversion premium. The Company has the option to retire the shares, in either

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      cash or common shares, if the price of the Company's common stock exceeds 150% of the conversion price for any 20 days within a period of 30 consecutive days. The Company has reserved 851,064 shares of its $.01 par value Common Stock issuable upon conversion of the Series I Stock.

      The Company has paid cash dividends of $0.7 million during each of the years ended December 31, 1997, 1996 and 1995.

(b) Issued in April 1995 to an affiliate of the Company's joint venture partner in Korea, the Series K Cumulative Convertible Preferred Stock ("Series K Stock") pays a dividend of 7% per annum for five years, carry a Common Stock conversion premium and can be redeemed by the Company in certain circumstances. The Company has reserved 851,064 shares of the Company's $.01 par value Common Stock issuable upon conversion of the Series K Stock. The Company has paid cash dividends of $0.7 million during each of the years ended December 31, 1997 and 1996 and $0.5 million in 1995.

(c) In May 1995, the Company sold 531,463 shares of Series L Cumulative Convertible Preferred Stock ("Series L Stock") to Toronto Dominion Investments, Inc. ("TDI") for an aggregate purchase price of $5.0 million. In connection with this transaction, Vanguard Cellular Systems, Inc. ("Vanguard"), a stockholder of the Company, purchased an additional 531,463 shares of Series L Stock in September 1995 for aggregate purchase price of $5.0 million. The shares pay a dividend of 7.5% per annum, contain a Common Stock conversion premium and can be redeemed by the Company in certain circumstances. The Company has reserved 1,062,926 shares of its $.01 par value Common Stock issuable upon conversion of the Series L Stock. The Company has paid cash dividends of $0.8 million during each of the years ended December 31, 1997 and 1996 and $0.4 million in 1995.

(d) Issued in May 1995 to a group of investors, the shares of Series M Cumulative Convertible Preferred Stock ("Series M Stock") pay a dividend of 8.5% per annum, contain a Common Stock conversion premium and can be redeemed by the Company in certain circumstances. The Company has reserved 1,223,684 shares of the Company's $.01 par value Common Stock issuable upon conversion of Series M Stock. During 1997, 12.5 shares of Series M Stock was converted into 13,203 shares of common stock. The Company has paid cash dividends of $1.0 million during the years ended December 31, 1997 and 1996 and $0.6 million in 1995.

(e) In June 1996, Series N Cumulative Convertible Preferred Stock ("Series N Stock") shares were issued to entities affiliated with the Charles R. Bronfman Family Trust, the Kolber Trust, The Renaissance Fund and certain existing shareholders of the Company. The Series N Stock pays dividends in Common Stock at a rate of 10% per annum. Additionally, the Series N Stock is immediately convertible into shares of the Company's Common Stock at $11.00 per share. In connection with this transaction, the Company issued five year warrants to purchase approximately 1.65 million shares of the Company's Common Stock at $11.00 per share. The Company has reserved 6,650,000 shares of its $.01 par value Common Stock issuable upon conversion of the Series N Stock and upon exercise of the warrants. In addition, the Company incurred financing fees equal to 3% of the aggregate purchase price, and has recorded this as a reduction to the net proceeds of the issuance. During 1997 and 1996, the Company paid dividends of approximately 1,343,000 and 353,000 shares of common stock, respectively, with a value of approximately $5.5 million and $2.9 million, respectively.


(f) Issued on December 31, 1996, the Series O Cumulative Convertible Preferred Stock ("Series O Stock") pays dividends in either shares of the Company's Common Stock or cash at a rate of 10% per annum (12% per annum after a dividend payment failure) at the option of the Company. In connection with this transaction, the Company issued warrants to purchase 1.7 million shares of the Company's Common Stock at $9.2625 per share (subject to adjustment in certain circumstances). The warrants are exercisable at any time, and from time to time, before June 30, 2000. Additionally, commencing April 1, 1997, each share of Series O Stock is convertible by the holder into the number of shares of the Company's Common Stock as obtained by dividing

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      the $50,000 stated value per share plus any accrued or unpaid dividends at the date of conversion, by the lowest daily volume weighted averaged price of the Company's Common Stock during the four trading days immediately preceding conversion multiplied by the conversion factor (the conversion factor began at 100%, became 95% and 90% on June 29, 1997 and December 31, 1997, respectively, and becomes 88% on June 29,
      1998). The holders could only convert up to a maximum of 20% prior to June 30, 1997; however, in exchange for an agreement by the holders of Series O Stock to convert additional shares of Series O Stock beyond the 20% limitation prior to July 1, 1997, holders agreed to a higher conversion price than what otherwise would have been in effect, at the time of conversion. An additional 30% could have been converted prior to December 31, 1997, 30% convertible prior to June 29, 1998 and the remainder thereafter. During 1997, 461 shares of Series O Stock, including accrued dividends, were converted into 6,448,185 shares of Common Stock and the Company paid dividends of approximately 922,000 shares of Common Stock with a value of approximately $3.7 million and recognized deemed dividends (see below). At December 31, 1997, the Company has reserved 28,400,000 shares issuable upon the conversion of Series O Stock.

(g) The Company issued 500 shares of Series P Cumulative Convertible Preferred Stock ("Series P Stock") in January 1997 which pay dividends in either shares of the Company's Common Stock or cash at the rate of 10% per annum (12% per annum after a dividend payment failure) at the option of the Company. Currently, each share of Series P Stock is convertible by the holder into the number of shares of the Company's Common Stock is obtained by dividing the $50,000 stated value per share plus any accrued or unpaid dividends at the date of conversion by the lowest daily volume weighted average price of the Company's Common Stock during the four trading days immediately preceding conversion multiplied by the conversion factor (this factor began at 100%, became 95% and 90% on June 1, 1997 and December 31, 1997, respectively, and will be 88% on June 29, 1998). However, the holder was only able to convert up to a maximum of 20% prior to June 30, 1997, an additional 30% prior to December 31, 1997 and will be able to convert an additional 30% prior to June 29, 1998 and the remainder thereafter. In connection with this transaction, the Company issued warrants to purchase 850,000 shares of the Company's Common Stock at $9.2625 per share (subject to adjustment in certain circumstances). The warrants are exercisable at any time, and from time to time, before June 30, 2000. During 1997, the Company paid dividends of approximately 398,000 shares of Common Stock with a value of approximately $1.5 million and 250 shares of Series P Stock, including accrued dividends, were converted into 3,319,355 shares of Common Stock and recognized deemed dividends (see below). At December 31, 1997, the Company has reserved 10,000,000 shares issuable upon the conversion of Series P Stock.

(h) Issued in August 1997, the shares of Series Q Cumulative Convertible Preferred Stock ("Series Q Stock") pay dividends in either shares of the Company's Common Stock or cash at the rate of 10% per annum (12% per annum after a dividend payment failure) at the option of the Company. Currently, each share of Series Q Stock is convertible by the holder into the number of shares of the Company's Common Stock as obtained by dividing the $50,000 stated value per share plus any accrued or unpaid dividends at the date of conversion by the lowest daily volume weighted average price of the Company's Common Stock during the four trading days immediately preceding conversion multiplied by the conversion factor
      (this factor began at 100% and becomes 95% and 90% on January 1, 1998 and April 1, 1998, respectively). However, the holder was only able to convert up to a maximum of 25% prior to January 1, 1998 and can convert an additional 25% prior to March 31, 1998, an additional 30% prior to June 30, 1998 and the remainder thereafter. In connection with this transaction, the Company issued warrants to purchase 1,800,000 shares of the Company's Common Stock at $8.00 per share (subject to adjustment in certain circumstances). The warrants are exercisable at any time, and from time to time, before February 10, 2001. During 1997, the Company paid dividends of approximately 423,000 shares of Common Stock with a value of approximately $1.2 million, 32 shares of Series Q Stock, including accrued dividends, were converted into 773,448 shares of Common Stock and deemed dividends were recognized (see below). At December 31, 1997, the Company has reserved 18,200,000 shares issuable upon the conversion of

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Series Q Stock.

      A portion of the Series O Stock and Series Q Stock was exchanged for shares in the Company's Preferred Stock Series R ("Series R Stock") and Preferred Stock Series S ("Series S Stock") in February 1998 (See Note
      17). Additionally, a portion of Series O Stock, Series P Stock and Series Q Stock was converted subsequent to December 31, 1997 (see Note
      17).

      Common Stock

      In April 1996, the Company purchased 100% of the outstanding stock of MacDermott Communications, Inc., a private company whose only asset was an SMR License, for 190,988 shares of the Company's Common Stock. The value of the Common Stock issued was approximately $2.0 million. This amount was ascribed to the SMR license, which is included in intangible assets, and is being amortized over twenty years.

      The Company has reserved approximately 124.9 million shares of the Company's $.01 par value Common Stock issuable upon the conversion of redeemable preferred stocks; convertible preferred stock; exercise of warrants; and options and convertible indebtedness.

      Deemed Dividends and Interest

      The staff of the Securities and Exchange Commission clarified their position on accounting for convertible preferred stock and convertible debt containing a conversion feature with a stated discount to the market price of the Company's Common Stock at the time of conversion. With respect to convertible preferred stock, solely for the purposes of calculating earnings per share, the stated discount is amortized over the period from the date of issuance until the holder is permitted to convert and thus reduces the amount of income available to common stockholders. During the year ended December 31, 1997, the Company recognized approximately $5.2 million as a deemed dividend on Series O Stock, Series P Stock, and Series Q Stock which resulted in a $0.08 increase in net loss applicable to common shares. As discussed in Note 17, Series O Stock and Series Q Stock was exchanged for Series R Stock and Series S Stock which is convertible at a fixed cost greater than the market price at the time of the exchange. With respect to convertible debt, the stated discount is amortized as additional non-cash interest expense over the period from the date of issuance until the holder is permitted to convert. The Company recognized approximately $2.5 million in deemed interest on its $24.5 million convertible note with HNS during the year ended December 31, 1997.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Warrants and Options

      A summary of the compensatory warrants and options issued for other than employee benefit purposes during the years ended December 31, 1997, 1996 and 1995 is as follows (shares in thousands):

1997
----                                                                                                        Exercise
                              Outstanding                                                 Outstanding        Price
Name                           January 1,       Granted      Exercised     Canceled      December 31,      Per Share
----                           ----------       -------      ---------     --------      ------------      ---------
Loan warrants and options (a)      14,542                                                      14,542      $6.00-$12.94
Warrants issued with

    preferred stocks (b)            3,350         2,650                                         6,000      $8.00-$11.00
PSI merger                            718                         (42)                            676       $0.61-$5.06
Private Placements                     11                         (11)                             -        $1.85-$4.81
Other warrants and options (d)      2,343                                                       2,343      $0.59-$13.87
                                  -------       -------       -------       -------           -------
Total Outstanding                  20,964         2,650           (53)                         23,561
                                  =======       =======       =======       =======           =======

1996
----                                                                                                        Exercise
                              Outstanding                                                 Outstanding        Price
Name                           January 1,       Granted     Exercised      Canceled      December 31,      Per Share
----                           ----------       -------     ---------      --------      ------------      ---------
Loan warrants and options           7,831         6,711                                        14,542      $8.13-$12.94
Warrants issued with                              3,350                                         3,350      $9.26-$11.00
    preferred stocks
Vanguard options (c)                7,000                                    (7,000)                      $15.00-$17.00
PSI merger                            865                        (147)                            718       $0.61-$5.06
Private Placements                     19                          (5)           (3)               11       $1.85-$4.81
Other warrants and options (d)      1,626           800           (76)           (7)            2,343      $0.59-$13.87
                                  -------       -------       -------       -------           -------
Total Outstanding                  17,341        10,861          (228)       (7,010)           20,964
                                  =======       =======       =======       =======           =======

1995
----                                                                                                        Exercise
                              Outstanding                                                 Outstanding        Price
Name                           January 1,       Granted      Exercised     Canceled      December 31,      Per Share
----                           ----------       -------      ---------     --------      ------------      ---------
Loan warrants and options             381         7,531            (8)          (73)            7,831       $1.25-$9.90
Vanguard options                   10,000                                    (3,000)            7,000     $15.00-$17.00
PSI Merger                            973                         (95)          (13)              865       $0.61-$5.06
Private Placements                     67                         (10)          (38)               19       $1.85-$4.98
Other warrants and options (d)      1,365           493          (220)          (12)            1,626      $0.59-$14.00
                                  -------       -------       -------       -------           -------
Total Outstanding                  12,786         8,024          (333)       (3,136)           17,341
                                  =======       =======       =======       =======           =======

      All warrants and options outlined above are vested upon issuance, except those issued in September 1996 pursuant the Company's vendor financing agreement with HNS which were exercisable beginning September 27, 1997.


a) Loan Warrants and Options - In connection with the issuance of the Discount Notes, the Convertible Notes, S-C

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Rig Credit Facility, and HNS vendor financing, the Company issued approximately 6.8 million, 1.0 million, 4.2 million and 2.5 million warrants to purchase Common Stock, respectively. In April 1997, the S-C Rig Credit Facility was modified and the warrant price was lowered from $9.50 to $6.00. In connection with the issuance of Series N Stock and Series O Stock, the Company issued 1.65 million and 1.7 million warrants at $11.00 and $8.00 respectively. In 1998, the warrants on Series O Stock were repriced (see Note 17).

b) Preferred Stock - During 1997, in connection with the issuance of Series P Stock and Series Q Stock, the Company issued warrants to purchase .85 million and 1.8 million shares of the Company's common stock at $9.2625 and $8.00 per share, respectively (see Note 17 for discussion regarding the adjustment to warrant strike price).

c) Vanguard Options - In 1994, the Company issued Vanguard options to purchase 10 million shares of the Company's Common Stock ("Series A Options") at an exercise price of $15.00 to $17.00 per share. In connection with the issuance of the Series L Stock to Vanguard and TDI, the terms of the Series A Options were modified whereby the total number of Series A Options were decreased from 10 million to 7 million and TDI held approximately 1.8 million of the Series A Options. In September 1996, the Series A Options expired. Additionally, the Company's management consulting contract with Vanguard was terminated (See Note
      15).

d) Other Warrants and Options - In July 1996, in accordance with the terms of the Company's joint venture agreement with Anam Industrial Co., Ltd. and other related agreements, which required the Company to grant options to its joint venture partner and other related parties upon receipt of a regional or national license in Korea (see Note 4), the Company granted options to purchase a total of 800,000 shares of the Company's common stock at $10 per share.

13.   Stock Compensation Plans

      The Company issues employee and director options to purchase shares of the Company's $.01 par value Common Stock under non-qualified stock option plans adopted in 1989 and 1994. The plans were combined and amended in July 1997. The amended 1994 plan allows the Company to issue
      10.0 million shares and to replenish the plan for options expired or canceled. Under the plan, employees and directors are granted ten year options to purchase shares of the Company's Common Stock at the greater of the closing price of the Company's Common Stock on the NASDAQ Stock Market(SM) on the date of grant or a price per share designated by the compensation committee of the Board of Directors. Employees vest over a period of three to five years from the date of grant.

      In September 1997, the Company offered a voluntary repricing plan to its employees and directors under which the strike price of outstanding grants would be reduced to $4.19. If the repricing was elected, any options vested would be required to revest annually in equal installments over a two year period commencing on the repricing date. The vesting period for unvested options, scheduled to vest in the subsequent 24 months, was extended six months. If an employee terminates prior to revesting, all terms, including price, revert back to the original terms. Approximately 360 employees and directors holding 3.5 million options elected to reprice their options in accordance with the voluntary repricing plan. The repricing resulted in no compensation expense in the current year.

      The Company has adopted the disclosure only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") but applies the recognition criteria under Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its plans. Compensation expense

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      related to the Company's stock option activity in accordance with APB No. 25 was insignificant to the Company's results of operations in 1997, 1996 and 1995. If the Company elected to recognize compensation costs for stock option plans based on the fair value at the date of grant for awards under these plans, consistent with methods prescribed by SFAS No. 123, net loss and loss per share would have been the following pro forma amounts for the years ended December 31 (in thousands):

                               1997             1996            1995
                               ----             ----            ----

      Net loss
          As reported       $(219,579)       $(138,222)       $(87,199)
          Pro forma          (224,458)       $(142,564)       $(89,957)
      Loss per share
          As reported       $   (3.68)       $   (2.51)       $  (1.75)
          Pro forma             (3.76)       $   (2.58)       $  (1.80)

      The pro forma net loss and loss per share for 1996 and 1995 are not necessarily representative of the net loss and loss per share in future years because the 1996 and 1995 amounts do not include the incremental fair value of non-vested stock options granted prior to the adoption of SFAS No. 123.

      The fair value of the Company's stock options used to compute pro forma net income and loss per share disclosures is the estimated present value at grant date using the Black Scholes option-pricing model with the following assumptions for 1997:

                                          1997         1996          1995
                                          ----         ----          ----
      Dividend yield                        0%           0%            0%
      Volatility                         66.7%        51.4%         53.3%
      Average Risk free interest rate     6.1%           6%          5.9%

      Term from date of vesting           1.5 years     1.5 years    1.5 years

      Presented below is a summary of the status of the Company's stock options held by the Company's employees and directors and the related transactions for the years ended December 31 (shares in thousands):

                                    1997                                1996                               1995
                                       Weighted Average                    Weighted Average                    Weighted Average
                             Shares      Exercise Price          Shares      Exercise Price         Shares      Exercise Price
                             ------      --------------          ------      --------------         ------      --------------
Balance, beginning
     of year                  5,629           $8.76               4,902           $8.26              2,465           $6.54
Granted                       6,148           $4.90               1,345           $9.25              2,666           $9.53
Exercised                       (98)          $1.70                (412)          $4.47               (129)          $2.18
Canceled                     (4,506)          $8.4                 (206)          $8.63               (100)          $7.89
                            -------                             -------                            -------
Balance, end of year          7,173           $5.78               5,629           $8.76              4,902           $8.26
                            =======                             =======                            =======

Exercisable, end of year      1,880                               2,199                              1,593

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The weighted-average grant-date fair value of options granted during the years ended December 31 are (shares in thousands):

                                   1997                               1996                                  1995
                                   Weighted Average                   Weighted Average                      Weighted Average
                                   Exercise     Fair                  Exercise     Fair                     Exercise    Fair
                          Shares     Price      Value          Shares    Price     Value            Shares    Price     Value
                          ------     -----      -----          ------    -----     -----            ------    -----     -----
Shares granted:
   below market price        244     $4.43      $2.21             200    $9.97     $5.30               435   $ 8.15    $ 3.74
   at market price            47     $6.05      $3.28             283   $10.01     $4.12             1,058   $ 8.60    $ 3.76
   above market price      5,857     $4.91      $1.78             862    $8.84     $3.69             1,173   $10.88    $ 3.48
                          ------                               ------                               ------
                           6,148                                1,345                                2,666
                          ======                               ======                               ======

      The following table sets forth the status of the Company's fixed stock options outstanding and exercisable at December 31, 1997 (shares in thousands):


                                          Outstanding                                      Exercisable
                             ------------------------------------------            ---------------------------
                                           Weighted            Weighted                               Weighted
                                             Average           Average                                 Average
    Range of                 Number         Remaining          Exercise            Number             Exercise
    Exercise Price           Shares     Contractual Life        Price              Shares               Price
    --------------           ------     ----------------        -----              ------               -----
    $1.00-$1.30                 112           1.13              $1.00                 112               $1.00
    $1.33-$4.38               4,459           8.19              $4.13                 380               $3.52
    $4.44-$14.00              2,602           7.42              $8.81               1,388               $8.24
                             ------                                                ------
    $1.00-$14.00              7,173           7.80              $5.79               1,880               $6.85
                             ======                                                 =====

14.   Fair Value of Financial Instruments

      The recorded amount of cash, cash equivalents, temporary investments and notes payable banks and other, approximates fair value due to the short term maturities of these assets and liabilities.

      Investments in affiliates are accounted for by the equity method and pertain to equity investments in privately held companies and joint ventures for which fair values are not readily available. The fair value of the Company's cash and cash equivalents, restricted cash, and notes payable are considered to be equal to their carrying amount as they are short-term in nature. The value of the Company's Convertible Notes and Discount Notes was determined using the market price of the debt instrument at December 31. The Company determines the fair value of its warrants using the Black Scholes option pricing model.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The asset and liability amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at December 31, consisted of the following (in thousands):

                                                         1997                                 1996
                                           Carrying Amount      Fair Value      Carrying Amount       Fair Value
                                           ---------------      ----------      ---------------       ----------
      Cash and cash equivalents                 $13,393         $13,393             $102,720          $102,720
      Restricted cash                            16,140          16,140                9,418             9,418
      Notes payable                                   -               -                3,247             3,247
      Long term debt, including
           current portion                      314,065         233,054              242,606           252,328

       Warrants                                  27,979           6,918               27,290            26,919

      In connection with the Company's HNS vendor financing agreement, the Company issued 2.5 million warrants to purchase shares of the Company's Common Stock. At December 31, 1997 and 1996, the HNS Warrants were carried at $7.2 million and $8.4 million, respectively, and have a fair value of $1.5 million and $5.7 million , respectively.

15.   Certain Other Related Party Transactions:

      In connection with the expiration of the Vanguard Options in September 1996, the Company's five-year management consulting agreement with Vanguard, pursuant to which Vanguard provided operational and marketing support to the Company for an aggregate of 1.5 million shares of common stock, was terminated. For the years ended December 31, 1996 and 1995, Vanguard earned approximately 199,000 and 300,000 shares, respectively pursuant to this agreement. The fair market value of these shares were recorded as marketing expenses in 1996 and 1995 at approximately $2.1 million and $2.4 million, respectively.

      The Company incurred expenses of $300,000 in 1997, 1996 and 1995, pursuant to its consulting agreement with a company affiliated with George Soros. Entities affiliated with George Soros also hold the Company's Series H Redeemable Preferred Shares, Series I Convertible Preferred Shares, $5.0 million of the Company's Series N Convertible Preferred Stock, Series P Convertible Preferred Stock, 10% of the Company's Senior Secured Discount Notes due 2005, and S-C Rig Credit Facility.

      See Note 4, Investment in Affiliates, Note 8, Long-Term Debt and Note 10, Commitments and Contingencies for description of transactions with Anam Telecom and HNS.

      GTI-Israel has entered into a subcontractor agreement with Rafael under which Rafael will partake in the development of the digital wireless network to be deployed by the Company and its subsidiaries in the United States and Korea. Engineering and development expense for the years ended December 31, 1997, 1996 and 1995 includes approximately $7.2 million, $11.7 million, and $12.5 million, respectively, for research performed by Rafael under this agreement. Included in the 1995 expense is $2.0 million related to 250,000 shares of common stock issued to Rafael in connection with the development of the digital wireless network. GTI-Israel has also entered into agreements with Rafael under which Rafael manufactures the infrastructure equipment to be used by the Company in its U.S. network and for the sale of such equipment by the Company to third parties. Through December 31, 1997 and 1996, the Company had placed firm orders for equipment and engineering totaling $18.5 million and $24.0 million, respectively, and had made an advance payment (recorded in other current assets) of $2.5 million to Rafael under these orders as of December 31, 1996. At December 31, 1997, the Company had an $18.0 million payable to Rafael.

      In July 1996, the Company issued a Convertible Promissory Note in the amount of $0.8 million due December 31, 1996, for additional shares held by a minority shareholder, in the Company's subsidiary GTI-Israel (see
      Note 2). The Convertible Promissory Note was converted into 57,000 shares of common stock during 1997.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In 1995, Rafael converted all the principal and interest issued to it by GTI-Israel under convertible debentures into shares of GTI-Israel representing its 38% interest in GTI-Israel. The Company issued to Rafael 1.8 million shares of unregistered Company Common Stock in exchange for RDC's shares of GTI-Israel. The Company valued the unregistered shares at $8.6 million and recorded the excess of the value of the shares over the fair value of the underlying assets of GTI-Israel of $7.8 million as goodwill. As part of the arrangement, Rafael was granted an option to purchase up to 10% of GTI-Israel in certain circumstances. Additionally, in October 1995, RDC purchased 338,000 shares of Company common stock for $3.0 million.

      During the twelve months ended December 31, 1997, the Company provided certain senior executive officers $0.5 million in loans.

16.   Segment Information:

      Prior to November 1997, the Company's operations were classified into two business segments: wireless communications and communications products. The wireless communications group is engaged in the commercial roll-out and enhancement of its digital wireless network in the United States, principally through its subsidiary Geotek USA, Inc. ("Geotek USA"), formerly PowerSpectrum Inc., and GTI-Israel subsidiaries, sale of digital wireless infrastructure equipment, provision of mobile radio services in the United States (Geotek USA and MetroNet), analog mobile radio service in the United Kingdom (NB3) and Germany, prior to the sale of these activities (see Note 2) and the development of certain mobile data applications (GMSI and MIS). The development associated with the enhancement of the Company's digital wireless network is primarily taking place in Israel. GMSI is located in Canada and markets its products in Canada, the United States and the United Kingdom. In 1997, $9.1 million and $10.8 million of revenues for GTI - Israel were derived from its Korean customers, Anam Telecom, a related party, and Hyundai Electronics. These amounts represent a substantial portion of the work anticipated to be performed under the contracts with these customers.

      In November 1997, the Company disposed its communication products segment with the sale of BCI. BCI was engaged in the development, manufacturing and marketing of telephone and facsimile peripheral products and commercial audio and paging equipment in the United States and Germany (see Note 2).

      Information about the Company's geographic segment in 1997, 1996 and 1995 follows (in thousands):


                                                               1997             1996             1995
                                                               ----             ----             ----
     Geographic Segments:
     Revenues:
         United States                                    $   5,823        $   5,510        $   4,878
         Europe                                              31,308           32,631           25,692
         Other foreign                                       56,836           37,085           17,027
         Other elimination of intercompany revenues         (28,457)         (28,701)         (11,836)
                                                          ---------        ---------        ---------
                                                          $  65,510        $  46,525        $  35,761
                                                          =========        =========        =========
                                                               1997             1996             1995
                                                               ----             ----             ----
     Loss from continuing operations:
         United States                                    $(106,480)       $ (80,390)       $ (47,414)
         Europe                                               8,726            2,065            4,132
         Other foreign                                      (29,129)         (17,186)         (10,275)
         Interest and other income (expense), net           (90,620)         (42,729)         (24,611)
         Corporate and other                                   (300)          (5,965)          (1,317)
         Elimination of intercompany income (loss)           (7,885)          (8,046)          (3,590)
                                                          ---------        ---------        ---------
         Loss from continuing operations                  $(225,688)       $(140,320)       $ (83,075)
                                                          =========        =========        =========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               1997             1996             1995
                                                               ----             ----             ----
     Identifiable assets:
         United States                                    $ 182,556        $ 130,854        $  62,475
         Europe                                              27,286           41,129           71,671
         Foreign                                             78,421           96,689           27,814
         Discontinued operations                                  -           12,985           10,835
         Corporate and other                                 43,487          136,364          105,625
                                                          ---------        ---------        ---------
                                                          $ 331,750        $ 418,021        $ 278,420
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

17.   Subsequent Events:

      As discussed in Note 2, the Company entered into two definitive agreements with Telesystems to sell the Company's interest in its German joint venture ("Terrafon") and the Company's wholly-owned subsidiary in the United Kingdom, National Band Three Ltd. ("NB3"). Both transactions were completed in February 1998.

      In February 1998, the Company completed an exchange of Series O Stock and Series Q Stock into new fixed price preferred instruments, Series R and Series S. Under the restructuring, the Series O Stock and Q Stock preferred holders have agreed to immediately convert approximately $12.4 million of Series O Stock and Series Q Stock into common stock at $1.00 per share and exchange a total of $22.4 million for new Series R Stock and S Stock ($15.9 million for Series R Stock and $6.5 million for Series S). The remaining $12.5 million will continue to be subject to a floating conversion rate and may be converted into common stock in increments over the next six months. Of the $12.5 million, $4.2 million has been converted since the exchange date leaving $8.3 million unconverted and subject to floating conversion rates. For each of the Series O Stock and Series Q Stock exchanged, the holders will receive 1.1111 shares of Series R Stock or 1 share of Series S Stock. The Company has also agreed to reset the exercise price of the approximately 3.2 million warrants issued in connection with the Series O Stock and Series Q Stock transactions at the same pricing terms of Series S Stock.

      The terms of the Series R Stock provide for the conversion at the option of the holder at any time into shares of the Company's Common Stock at a fixed price of $2.00 while Series S Stock provides for a conversion at $4.00 per share. Under the terms of Series S, if after six months the market price of the Company's common stock is less than $4.00 per share, the conversion price will adjust to $3.00 per share. If after twelve months, the market price is below $2.73 per share, the conversion price will adjust to 110% of the then prevailing market price. In addition, both Series R Stock and Series S Stock will continue to pay dividends quarterly at the 10% per annum rate that existed prior to the exchange.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The terms of the exchange require the Company to meet certain financing milestones, including the closing of the European asset sale mentioned above and the raising of an additional $50 million in financing by September 15, 1998 of which $25 million must be raised before May 15, 1998 and which can immediately be applied for general working capital purposes. In addition, the Company must enter into agreements to exchange the remaining Series P preferred stock, currently with a floating conversion rate, into a fixed rate instrument or, alternatively, push back the right to convert the Series P until September 1998. Currently, Series P may be converted beginning in June 1998. In the event any of these milestones are not met, the investors will have the right to exchange the Series R Stock and Series S Stock for securities with a floating conversion rate. The Series R Stock and Series S Stock investors will also be given the opportunity to participate in new offerings of the Company's securities issued in connection with new financing.

      During the months of January and February 1998, shareholders of Series O Stock converted 418 shares, valued at $20.9 million, into 24,807,144 shares of common stock, excluding accrued dividends; shareholders of Series P Stock converted 150 shares valued at $7.5 million into 7,083,000 shares of common stock, excluding accrued dividends; shareholders of Series Q Stock converted 68 shares valued at $3.4 million into 3,419,000 shares of common stock, excluding accrued dividends.

      In January 1998, the Company repaid the initial investors in its joint venture in Canada upon their request to terminate the joint venture (see
      Note 4).

      In February, 1998, the Company entered into an agreement to repay the $2.0 million note payable due July 1, 1998 plus accrued interest in shares of the Company's Common Stock based upon the stock price at the time the shares are registered.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Select Quarterly Financial Data (Unaudited):

    A summary of financial data for each quarter of 1997 and 1996 as follows (dollars in thousands, except per share data):

                                                              First         Second       Third        Fourth
1997                                                          Quarter       Quarter      Quarter      Quarter       Total
                                                              -------       -------      -------      -------       -----
Revenue                                                       $11,183       $18,352      $25,920      $10,055       $65,510
Total costs                                                    46,766        60,097       80,548      103,787       291,198
Net loss from continuing operations                           (35,583)      (41,745)     (54,628)     (93,732)     (225,688)

Income from discontinued operations                               350           671          909        4,179         6,109
Net loss before preferred stock dividends                     (35,233)      (41,074)     (53,719)     (89,553)     (219,579)
Preferred stock dividends                                      (5,285)       (6,373)      (5,614)      (5,570)      (22,842)
Net loss applicable to common shares                          (40,518)      (47,447)     (59,333)     (95,123)     (242,421)

Basic and diluted
Net loss per share from continuing operations                  $(0.68)       $(0.77)      $(0.88)      $(1.44)       $(3.77)
Income from discontinued operations per share                    0.01          0.01         0.01         0.06          0.09
Net loss per share applicable to common shares                  (0.67)        (0.76)       (0.87)       (1.38)        (3.68)

                                                              First         Second       Third        Fourth
1996                                                          Quarter       Quarter      Quarter      Quarter       Total
                                                              -------       -------      -------      -------       -----
Revenue                                                       $10,195       $12,032      $11,556      $12,742       $46,525
Total costs                                                    36,751        43,807       46,849       59,438       186,845
Net loss from continuing operations                           (26,556)      (31,775)     (35,293)     (46,696)     (140,320)
Income from discontinued operations                               124           500          792          682         2,098
Net loss before preferred stock dividends                     (26,432)      (31,275)     (34,501)     (46,014)     (138,222)
Preferred stock dividends                                      (1,278)       (1,428)      (2,683)      (2,669)       (8,058)
Net loss applicable to common shares                          (27,710)      (32,703)     (37,184)     (48,683)     (146,280)

Basic and diluted
Net loss per share from continuing operations                  $(0.49)       $(0.57)      $(0.64)      $(0.85)       $(2.55)
Income from discontinued operations per share                       -              -        0.02         0.02          0.04
Net loss per share applicable to common shares                  (0.49)        (0.57)       (0.62)       (0.83)        (2.51)

The selected quarterly financial data has been restated to reflect the sale of BCI segment (See Note 2).

19. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"):

      In July and August 1995, the Company issued, in a private offering, $227.7 million aggregate principal amount at maturity of 15% Discount Notes due July 15, 2005 ("the Discount Notes"). In connection with the Discount Note offering, the Company's wholly-owned U.S. Domestic Subsidiaries, including Geotek USA, formerly PowerSpectrum Inc., and its Subsidiaries, (collectively referred to as the "Guarantor Subsidiaries") fully and unconditionally guarantee such Discount Notes jointly and severally. The Guarantor Subsidiaries are wholly owned by the Company. In addition, the Discount Notes are collateralized by a pledge of the capital stock owned by the Company in NB3, Geotek USA, Inc. and Subsidiaries, MetroNet Systems, Inc., Geotek

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      GmbH Holding Corporation and BCI. As discussed in Note 2, the Company entered into agreements to sell NB3 and BCI.


      The Guarantor Information of Geotek Communications, Inc. and Subsidiaries has been presented on pages F-42 through F-49 in order to present the Guarantor Subsidiaries pursuant to the Guarantor relationship. The Guarantor Information is presented as management does not believe that separate financial statements of the Guarantor Subsidiaries would be meaningful. This Guarantor Information should be read in conjunction with the Consolidated Financial Statements. The Discount Notes include covenants that place restrictions on the Company primarily related to making certain investments, permitting liens, paying dividends and incurring additional debt.

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

    (2) Guarantor Subsidiaries       -For purposes of the Guarantor
                                     Information, Guarantor Subsidiaries
                                     includes all U.S. wireless subsidiaries
                                     of Geotek USA combined with Geotek
                                     Financing Corporation, Geotek License
                                     Holding Inc., MetroNet Systems, Inc. and
                                     ANSA Communications, Inc., all direct
                                     wholly owned subsidiaries of the Parent
                                     Company. For purposes of the Guarantor
                                     Information, Geotek USA does not contain the consolidated financial statements of
                                     GTI - Israel, subsidiary of Geotek USA,
                                     since GTI - Israel is not a Guarantor
                                     Subsidiary. Such statements of GTI -
                                     Israel are included with Non-Guarantor
                                     Subsidiaries.

    (3) Non-Guarantor Subsidiaries   -This includes the Company's subsidiaries
                                     that are not Guarantor Subsidiaries,
                                     principally GTI - Israel, and NB3 which
                                     at December 31, 1997 was reclassified to assets held for sale.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            As of December 31, 1997
               (Dollars in thousands, except per share amounts)

                                                                                                                   Geotek
                                               Geotek         Guarantor      Non-Guarantor  Reclassifications    Comm., Inc.
                                              Comm. Inc      Subsidiaries     Subsidiaries    & Eliminations   & Subsidiaries
                                              ---------      ------------     ------------    --------------   --------------
ASSETS                                           (1)              (2)              (3)              (4)
CURRENT ASSETS:
Cash and cash equivalents                     $  11,413        $      23        $   1,957                         $  13,393
Restricted cash                                  16,140                                                              16,140
Accounts receivables trade, net                                    2,430            4,667                             7,097
Inventories, net                                  1,389           11,727            8,361                            21,477
Assets held for sale                                                               27,121                            27,121
Prepaid expenses and other assets                 1,417            2,691            2,559                             6,667
Advances to related parties                                       11,500                                             11,500
                                              ---------        ---------        ---------                         ---------

Total current assets                             30,359           28,371           44,665                           103,395
                                              ---------        ---------        ---------                         ---------

Inter-company account                           465,250           86,206            3,039        $(554,495)
Investments in affiliates                        17,175                                             (1,252)          15,923
Property, plant and equipment, net                4,373          115,422           10,431          (17,243)         112,983
Intangible assets, net                            8,742           71,118            1,007                            80,867
Other assets                                     32,402            5,661          (17,918)          (1,563)          18,582
Investments in Subsidiaries, at cost             47,893                                            (47,893)
                                              ---------        ---------        ---------        ---------        ---------

                                              $ 606,194        $ 306,778        $  41,224        $(622,446)       $ 331,750
                                              =========        =========        =========        =========        =========

LIABILITIES & SHAREHOLDERS' EQUITY

Current  liabilities:
Accounts payable - trade                      $   3,895        $  13,250        $   8,025                         $  25,170
Accrued expenses and other                       10,099           17,657           26,195                            53,951
Notes payable, banks and other
Current maturities, long-term debt               16,715           24,550            1,399                            42,664

                                              ---------        ---------        ---------                         ---------

Total current liabilities                        30,709           55,457           35,619                           121,785
                                              ---------        ---------        ---------                         ---------

Inter-company account                                            469,157           85,338         (554,495)
Long-term debt                                  233,068           10,354            1,574           (1,574)         243,422
Other non-current liabilities                                      5,296            1,631           (1,563)           5,364
Minority interest

Redeemable preferred stock                       40,000                                                              40,000

Shareholders' equity:
Preferred stocks, $.01 par value                     11                                                                  11
Common stock, $.01 par value                        739                                                                 739
Capital in excess of par value                  446,557           40,621           35,286          (46,319)         476,145
Foreign currency translation adjustment                                              (145)                             (145)
Accumulated deficit                            (143,504)        (274,107)        (118,079)         (18,495)        (554,185)
Treasury stock, at cost                          (1,386)                                                             (1,386)
                                              ---------        ---------        ---------        ---------        ---------

                                                302,417         (233,486)         (82,938)         (64,814)         (78,821)
                                              ---------        ---------        ---------        ---------        ---------
                                              $ 606,194        $ 306,778       $   41,224        $(622,446)       $ 331,750
                                              =========        =========        =========        =========        =========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            As of December 31, 1996
               (Dollars in thousands, except per share amounts)

                                                                                                                   Geotek
                                               Geotek         Guarantor      Non-Guarantor  Reclassifications    Comm., Inc.
                                              Comm. Inc      Subsidiaries     Subsidiaries    & Eliminations   & Subsidiaries
                                              ---------      ------------     ------------    --------------   --------------
ASSETS                                           (1)              (2)              (3)              (4)
CURRENT ASSETS:

Cash and cash equivalents                     $  94,218        $     364        $   8,138                         $ 102,720
Restricted cash                                   7,794                             1,624                             9,418
Accounts receivables trade, net                                      620            8,299                             8,919
Net assets of discontinued operations                                              12,985                            12,985
Inventories, net                                                  15,915            5,716                            21,631

Prepaid expenses and other assets                 4,514              593            5,998                            11,105
Advances to related parties                                       11,500                                             11,500
                                              ---------        ---------        ---------                         ---------

Total current assets                            106,526           28,992           42,760                           178,278
                                              ---------        ---------        ---------                         ---------

Inter-company account                           307,606           76,303                         $(383,909)
Investments in affiliates                        11,954                            25,226             (163)          37,017
Property, plant and equipment, net                1,155           70,297           30,623          (10,624)          91,451
Intangible assets, net                           12,492           66,064            4,943                            83,499
Other assets                                     28,862              217              111           (1,414)          27,776
Investments in Subsidiaries, at cost             90,421                                            (90,421)
                                              ---------        ---------        ---------        ---------        ---------

                                              $ 559,016        $ 241,873        $ 103,663        $(486,531)       $ 418,021
                                              =========        =========        =========        =========        =========

LIABILITIES & SHAREHOLDERS' EQUITY

Current  liabilities:
Accounts payable - trade                      $     761        $   6,993        $   9,499                         $  17,253
Accrued expenses and other                        6,546           11,319           28,387                            46,252
Notes payable, banks and other                                                      3,247                             3,247
Current maturities, long-term debt                  101              155                                                256
                                              ---------        ---------        ---------        ---------        ---------

Total current liabilities                         7,408           18,467           41,133                            67,008
                                              ---------        ---------        ---------        ---------        ---------

Inter-company account                                            316,716           67,193        $(383,909)
Long-term debt                                  186,823           24,500            5,311           (1,574)         215,060
Other non-current liabilities                                                       2,297           (1,414)             883

Redeemable preferred stock                       40,000                                                              40,000

Shareholders' equity:
Preferred stocks, $.01 par value                     11                                                                  11
Common stock, $.01 par value                        600                                                                 600
Capital in excess of par value                  403,103           40,621           74,605          (88,846)         429,483
Foreign currency translation adjustment                                               968                               968
Accumulated deficit                             (77,543)        (158,431)         (87,844)         (10,788)        (334,606)
Treasury stock, at cost                          (1,386)                                                             (1,386)
                                              ---------        ---------        ---------        ---------        ---------

                                                324,785         (117,810)         (12,271)         (99,634)          95,070
                                              ---------        ---------        ---------        ---------        ---------

                                              $ 559,016        $ 241,873        $ 103,663        $(486,531)       $ 418,021
                                              =========        =========        =========        =========        =========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Year ended December 31, 1997
                            (Dollars in thousands)

                                                                                                            Geotek
                                       Geotek         Guarantor      Non-Guarantor   Reclassifications    Comm., Inc.
                                      Comm.Inc.      Subsidiaries     Subsidiaries     & Eliminations    & Subsidiaries
                                      ---------      ------------     ------------     --------------    --------------
                                         (1)              (2)              (3)              (4)
Revenues:
  Net product sales                                    $   3,619        $  56,688        $ (28,386)       $  31,921
  Service income                                             465           33,124                            33,589
                                      ---------        ---------        ---------        ---------        ---------

    Total revenues                                         4,084           89,812          (28,386)          65,510
                                      ---------        ---------        ---------        ---------        ---------

 Costs and expenses:
Cost of goods sold                                        30,950           44,253          (19,744)          55,459
Cost of services                                          19,781           10,347             (637)          29,491
Engineering and development                               10,071           29,350              188           39,609
Marketing                             $     300           23,177            7,498                            30,975
General and administrative               12,149           12,697           20,199                            45,045
Interest expense                         32,353            3,052              852             (548)          35,709
Interest and other income                (3,514)              (3)            (897)             548           (3,866)
Depreciation                                467           18,986            7,314           (1,122)          25,645
Amortization of intangibles               2,900              887            1,093                             4,880
Equity in losses of investees            21,748                                                              21,748
Other expenses (income)                    (612)             162            4,496              637            4,683
                                      ---------        ---------        ---------        ---------        ---------

Total costs and expenses                 65,791          119,760          124,505          (20,678)         289,378
                                      ---------        ---------        ---------        ---------        ---------


Loss from continuing operations
    before taxes on income and
    discontinued operations             (65,791)        (115,676)         (34,693)          (7,708)        (223,868)

Taxes on income                                                            (1,820)                           (1,820)
                                      ---------        ---------        ---------        ---------        ---------

Loss from continuing operations
before discontinued operations          (65,791)        (115,676)         (36,513)          (7,708)        (225,688)


Discontinued operations:
     Income from discontinued
     operations                                                             6,109                             6,109
                                      ---------        ---------        ---------        ---------        ---------

Net loss                              $ (65,791)       $(115,676)       $ (30,404)       $  (7,708)       $(219,579)
                                      =========        =========        =========        =========        =========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Year ended December 31, 1996
                            (Dollars in thousands)

                                                                                                            Geotek
                                       Geotek         Guarantor      Non-Guarantor   Reclassifications    Comm., Inc.
                                      Comm.Inc.      Subsidiaries     Subsidiaries     & Eliminations    & Subsidiaries
                                      ---------      ------------     ------------     --------------    --------------
                                         (1)              (2)              (3)              (4)
Revenues:
  Net product sales                                    $     806        $  40,333        $ (28,540)       $  12,599
  Service income                                             481           33,445                            33,926
                                      ---------        ---------        ---------        ---------        ---------

    Total revenues                                         1,287           73,778          (28,540)          46,525
                                      ---------        ---------        ---------        ---------        ---------

 Costs and expenses:
Cost of goods sold                                         6,875           29,807          (20,783)          15,899
Cost of services                                          12,855           16,605             (171)          29,289
Engineering and development               1,861            9,148           23,575              (64)          34,520
Marketing                                   300           21,280            8,148                            29,728
General and administrative                9,596           10,328           15,598                            35,522
Interest expense                         28,315              886            1,595             (920)          29,876
Interest and other income                (6,185)            (165)            (404)             920           (5,834)
Depreciation                                 96            4,977           10,347             (496)          14,924
Amortization of intangibles               1,385              804            1,557                             3,746
Equity in losses of investees                79                                                                  79
Other expenses (income)                  (1,031)            (635)            (457)             171           (1,952)
                                      ---------        ---------        ---------        ---------        ---------

Total costs and expenses                 34,416           66,353          106,371          (21,343)         185,797
                                      ---------        ---------        ---------        ---------        ---------



Loss from continuing operations
    before taxes on income and
    discontinued operations             (34,416)         (65,066)         (32,593)          (7,197)        (139,272)

Taxes on income                                                            (1,048)                           (1,048)
                                      ---------        ---------        ---------        ---------        ---------

Loss from continuing operations
before discontinued operations          (34,416)         (65,066)         (33,641)          (7,197)        (140,320)

Discontinued operations:
     Income from discontinued
     operations                                                             2,098                             2,098
                                      ---------        ---------        ---------        ---------        ---------

Net loss                              $ (34,416)       $ (65,066)       $ (31,543)       $  (7,197)       $(138,222)
                                      =========        =========        =========        =========        =========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Year Ended December 31, 1995
                            (Dollars in thousands)

                                                                                                          Geotek
                                     Geotek         Guarantor      Non-Guarantor   Reclassifications    Comm., Inc.
                                    Comm.Inc.      Subsidiaries     Subsidiaries     & Eliminations    & Subsidiaries
                                    ---------      ------------     ------------     --------------    --------------
                                       (1)              (2)              (3)              (4)
Revenues:
  Net product sales                                  $      83        $  19,848        $ (11,836)       $   8,095
  Service income                                         2,020           25,646                            27,666
                                    ---------        ---------        ---------        ---------        ---------

    Total revenues                                       2,103           45,494          (11,836)          35,761
                                    ---------        ---------        ---------        ---------        ---------

Costs and expenses:
Cost of goods sold                                          46           13,234           (8,246)           5,034
Cost of services                                         5,256           11,438                            16,694
Engineering and development                             15,805           17,467                            33,272
Marketing                                 300            9,513            8,250                            18,063
General and administrative              5,692           10,078            6,839                            22,609

Depreciation                               37              673            4,616                             5,326
Amortization of intangibles               920            1,065            1,571                             3,556
Interest expense                       15,383              316            1,256           (1,020)          15,935
Interest income                        (5,562)             (74)            (531)           1,020           (5,147)
Equity in losses of investees           1,563                             3,332                             4,895
Other expenses (income)                                 (2,121)            (240)                           (2,361)
                                    ---------        ---------        ---------        ---------        ---------

Total costs and expenses            $  18,333        $  40,557        $  67,232        $  (8,246)       $ 117,876
                                    ---------        ---------        ---------        ---------        ---------

Loss from continuing
operations before taxes
on income and discontinued
operations                            (18,333)         (38,454)         (21,738)          (3,590)         (82,115)

Taxes on income                                                            (960)                             (960)
                                    ---------        ---------        ---------        ---------        ---------

Loss before discontinued
  operations                          (18,333)         (38,454)         (22,698)          (3,590)         (83,075)

Discontinued operations:
   Loss from operations                                                  (4,124)                           (4,124)
                                    ---------        ---------        ---------        ---------        ---------

Net loss                            $ (18,333)       $ (38,454)       $ (26,822)       $  (3,590)       $ (87,199)
                                    =========        =========        =========        =========        =========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     For the Year Ended December 31, 1997
                            (Dollars in thousands)

                                                                                                                       Geotek
                                                            Geotek      Guarantor  Non-Guarantor  Reclassifications  Comm., Inc.
                                                           Comm.Inc.  Subsidiaries  Subsidiaries   & Elimination's  & Subsidiaries
                                                           ---------  ------------  ------------   ---------------  --------------
                                                              (1)          (2)           (3)           (4)
Cash Flows From Operating Activities:
 Net loss                                                    (59,682)     (115,676)      (36,513)       (7,708)     (219,579)
  Adjustments to reconcile net loss to net cash
    used in operating activities:

Discontinued operations:
   (Income) from operations                                   (2,355)                                                 (2,355)
   Gain on disposal                                           (3,754)                                                 (3,754)
Depreciation & amortization                                    3,368        19,873         8,407        (1,123)       30,525
 Post acquisition adjustment for utilization of
     acquired net operating loss carry forward
 Equity in losses of investees                                21,748                                                  21,748
 Adjustment to inventory for replacement costs                               8,299         1,000                       9,299
 Non-cash interest expense                                    31,086            47                                    31,133
 Other, net                                                       40            90         4,493                       4,623
 Changes  in  operating assets  and
    liabilities (net  of  effect  from acquisitions):
   (Increase) decrease in accounts receivable                               (1,810)          438                      (1,372)
   (Increase) in inventories                                  (1,389)       (4,111)       (4,143)                     (9,643)
   (Increase) in prepaid expenses and other assets              (403)       (2,253)         (285)                     (2,941)
    Increase in accounts payable & accrued expenses            6,687        12,595         5,596                      24,878
    Other, net                                                                  29           299                         328
                                                           ---------     ---------     ---------     ---------     ---------
 Net cash used in operating activities                        (4,654)      (82,917)      (20,708)       (8,831)     (117,110)
                                                           ---------     ---------     ---------     ---------     ---------

Cash flows from investing activities:
  Acquisition of, and deposits for, licenses                                  (433)                                     (433)
  Acquisitions of property, plant & equipment                 (1,057)      (62,765)       (5,358)        7,460       (61,720)
  Capitalized interest on construction in progress and
   pre-commercial spectrum licenses                           (1,435)       (7,180)                                   (8,615)
  Proceeds from sale of Bogen                                 18,500                                                  18,500
  Change in cash for net assets of discontinued operations                                   370                         370
  Cash invested in unconsolidated subsidiaries, net           (3,246)                     (2,584)                     (5,830)
  Change in restricted cash                                   (8,346)                      1,624                      (6,722)
  Contract deposits - other current assets                                     130         1,841                       1,971
  Cash included in assets held for sale                                                   (4,485)                     (4,485)
                                                           ---------     ---------     ---------     ---------     ---------
Net cash provided by (used in) investing activities            4,416       (70,248)       (8,592)        7,460       (66,694)
                                                           ---------     ---------     ---------     ---------     ---------

Cash flows from financing activities:
   Repayments under line of credit agreements                                             (3,247)                     (3,247)
   Repayments of debt                                                                     (1,965)                     (1,965)
   Draw down of vendor financing agreements                                 10,307                                    10,307
   Proceeds from issuance
     of  convertible preferred stock                          55,000                                                  55,000
   Proceeds from drawdown  of credit agreement                40,000                                                  40,000
   Repayment of capital lease obligation                        (359)                                                   (359)
   Proceeds from exercise of warrants & options                  212                                                     212
   Payment of preferred dividends                             (5,131)                                                 (5,131)
   Intercompany financing                                   (172,289)      142,517        28,401         1,371

   Other, net
                                                           ---------     ---------     ---------     ---------     ---------
Net cash provided by financing activities                    (82,567)      152,824        23,189         1,371        94,817
                                                           ---------     ---------     ---------     ---------     ---------

  Effect of exchange rate changes on cash                                                    (70)                        (70)
  Increase (decrease) in cash & cash equivalents             (82,805)         (341)       (6,181)                    (89,327)
Cash & cash equivalents, beginning of year                    94,218           364         8,138                     102,720
                                                           ---------     ---------     ---------     ---------     ---------
  Cash & cash equivalents, end of year                     $  11,413     $      23     $   1,957     $             $  13,393
                                                           =========     =========     =========     =========     =========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     For the Year Ended December 31, 1996
                            (Dollars in thousands)

                                                                                                                        Geotek
                                                              Geotek     Guarantor  Non-Guarantor  Reclassifications  Comm., Inc.
                                                            Comm.Inc.  Subsidiaries  Subsidiaries   & Elimination's  & Subsidiaries
                                                            ---------  ------------  ------------   ---------------  --------------
                                                               (1)           (2)           (3)           (4)
Cash Flows From Operating Activities:
 Net loss                                                   $ (34,416)    $ (65,066)    $ (31,543)    $  (7,197)    $(138,222)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
Discontinued operations:
   (Income) from operations                                                                (2,098)                     (2,098)
Depreciation & amortization                                     1,480         5,782        11,904          (496)       18,670
 Post acquisition adjustment for utilization of
     acquired net operating loss carry forward                                                357                         357
 Equity in losses of investees                                     79                                                      79
 Deferred taxes                                                                               614                         614
 Adjustment to inventory for replacement costs                                5,226                                     5,226
 Issuance of stock in connection with engineering
      and development project                                   1,861                                                   1,861
 Issuance of stock for  management consulting contract                        2,061                                     2,061
 Non-cash interest expense                                     26,458           137                                    26,595
Other, net                                                        100          (279)                                     (179)
Changes  in  operating assets  and
    liabilities:
    (Increase) in accounts receivable                                          (599)       (2,061)                     (2,660)

    (Increase) in inventories                                               (19,813)       (3,903)                    (23,716)
    (Increase) decrease in prepaid expenses and other assets   (2,448)      (11,776)        1,697                     (12,527)
    Increase in accounts payable & accrued expenses             5,550        10,030        18,430                      34,010
    Other, net                                                   (834)                      1,734                         900
                                                            ---------     ---------     ---------     ---------     ---------
 Net cash (used in) operating activities                       (2,170)      (74,297)       (4,869)       (7,693)      (89,029)
                                                            ---------     ---------     ---------     ---------     ---------

Cash flows from investing activities:
  Acquisition of, and deposits for, spectrum licenses                       (30,192)                                  (30,192)
  Net decrease in temporary investments                         7,945                                                   7,945
  Proceeds from sale of property, plant & equipment                                           103                         103
  Acquisitions of property, plant & equipment                    (162)      (45,048)      (11,512)        7,693       (49,029)
  Capitalized interest on construction in progress and
       pre-commercial spectrum licenses                          (599)       (6,569)                                   (7,168)
  Change in cash for net assets of discontinued operations                                   (391)                       (391)
  Cash invested in unconsolidated subsidiaries, net            (8,531)                       (267)                     (8,798)
  Change in restricted cash                                    27,553                                                  27,553
  Contract deposits - other current assets                     (1,015)                     (1,246)                     (2,261)
                                                            ---------     ---------     ---------     ---------     ---------
 Net cash provided by (used in) investing activities           25,191       (81,809)      (13,313)        7,693       (62,238)
                                                            ---------     ---------     ---------     ---------     ---------

Cash flows from financing activities:
   Repayments of debt                                                        (1,706)                                   (1,706)
   Proceeds from issuances of convertible notes                75,000                                                  75,000
   Proceeds from issuance
     of convertible preferred stock                           103,350                                                 103,350
   Deferred financing costs                                    (3,300)                                                 (3,300)
   Proceeds from drawdown of credit agreement                                24,500                                    24,500
   Repayment of capital lease obligations                         (60)                       (438)                       (498)
   Financing costs                                             (1,080)                                                 (1,080)
   Proceeds from exercise of warrants & options                 2,568                                                   2,568
   Payment for preferred dividends                             (5,138)                                                 (5,138)
   Intercompany financing                                    (153,271)      133,154        20,117
   Other, net                                                                                  71                          71
                                                            ---------     ---------     ---------     ---------     ---------
Net cash provided by financing activities                      18,069       155,948        19,750                     193,767
                                                            ---------     ---------     ---------     ---------     ---------

  Effect of exchange rate changes on cash                                                      69                          69
  Increase (decrease) in cash & cash equivalents               41,090          (158)        1,637                      42,569
Cash & cash equivalents, beginning of year                     53,128           522         6,501                      60,151
                                                            ---------     ---------     ---------     ---------     ---------
Cash & cash equivalents, end of year                        $  94,218     $     364     $   8,138     $             $ 102,720
                                                            =========     =========     =========     =========     =========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.   Condensed Consolidating Financial Information For Guarantors ("Guarantor

      Information"): continued

               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     For the Year Ended December 31, 1995
                            (Dollars in thousands)

                                                                                                                         Geotek
                                                          Geotek       Guarantor    Non-Guarantor  Reclassifications   Comm., Inc.
                                                         Comm.Inc.    Subsidiaries   Subsidiaries   & Eliminations   & Subsidiaries
                                                         ---------    ------------   ------------   --------------   --------------
                                                            (1)            (2)            (3)            (4)
Cash Flows From Operating Activities:
  Net loss                                               $ (18,333)     $ (38,454)     $ (26,822)     $  (3,590)     $ (87,199)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Discontinued operations:
        Loss from operations                                                               4,124                         4,124
    Depreciation & amortization                                957          1,738          6,187                         8,882
    Adjustment to inventory for replacement costs                              73            222                           295
    Non cash interest expense                               11,631            270                                       11,901
    Post acquisition adjustment for utilization
      of acquired net operating loss carryforward                                            950                           950
    Equity in losses of investees                            1,563                         3,332                         4,895
    Issuance of stock for  management consulting fee                        2,439                                        2,439
    Issuance of shares in connection with
        engineering  and development project                                2,032                                        2,032
   Other, net                                                   45           (658)           250                          (363)
   Changes in operating assets and liabilities
      (net of effect from acquisitions):
      Decrease (increase) in accounts receivable                               58           (164)                         (106)
      (Increase) in inventories                                            (1,284)        (1,911)          (161)        (3,356)
      Decrease (increase) in prepaid expenses
          and other assets                                    (112)          (143)          (689)           851            (93)
      Increase in accts payable & accrued expenses             826          6,597          2,805          1,017         11,245
      Other, net                                                                          (1,005)                       (1,005)
                                                         ---------      ---------      ---------      ---------      ---------
Net cash (used in) operating activities                     (3,423)       (27,332)       (12,721)        (1,883)       (45,359)
                                                         ---------      ---------      ---------      ---------      ---------

Cash flows from investing activities:
Acquisition of, and deposits for, spectrum licenses         (3,500)        (9,555)                                     (13,055)
Net decrease in temporary investments                       14,015                                                      14,015
Change in restricted cash                                  (32,675)                       (1,741)                      (34,416)
Contract deposits-other current assets                                                    (1,227)                       (1,227)
Change in cash for net assets of discontinued operations                                     406                           406
Acquisitions of property, plant & equipment                    (84)       (27,616)        (8,183)         3,427        (32,456)
Capitalized interest on construction in progress
        and pre-commercial spectrum licenses                                 (487)                                        (487)
Proceeds from sale of property, plant & equipment                              45            205                           250
Proceeds from sale of BCI                                    7,000                                                       7,000

Non-cash transaction expense for BCI                                                         740                           740
Cash invested in unconsolidated subsidiaries, net           (9,732)                                                     (9,732)
Other, net                                                   2,106                                                       2,106
                                                         ---------      ---------      ---------      ---------      ---------
Net cash (used in) provided by investing activities        (22,870)       (37,613)        (9,800)         3,427        (66,856)
                                                         ---------      ---------      ---------      ---------      ---------
Cash flows from financing activities:
Proceeds from issuances of convertible
          preferred stock                                   30,863                                                      30,863
 Repayments of debt                                           (850)          (510)          (668)                       (2,028)
 Deferred financing costs                                   (4,692)                                                     (4,692)
 Repayments of capital lease obligation                       (400)                         (217)                         (617)
 Repayment of secured notes                                (25,000)                                                    (25,000)
 Proceeds from issuance of senior secured
          notes and related warrants                        36,000                                                      36,000
 Proceeds from issuance of senior secured
          discount notes & related warrants                110,079                                                     110,079
 Proceeds from issuance of common stock                      3,000                                                       3,000
 Proceeds from exercise of warrants & options                1,073                                                       1,073
 Payment of preferred dividends                             (4,132)                                                     (4,132)
 Intercompany financing                                    (87,742)        65,559         23,727         (1,544)
                                                         ---------      ---------      ---------      ---------      ---------
 Net cash provided by (used in) financing activities        58,199         65,049         22,842         (1,544)       144,546
                                                         ---------      ---------      ---------      ---------      ---------
 Effect of exchange rates on cash                                                            436                           436
 Increase in cash & cash equivalents                        31,906            104            757                        32,767
 Cash & cash equivalents, beginning of year                 21,222            418          5,744                        27,384
                                                         ---------      ---------      ---------      ---------      ---------
  Cash & cash equivalents, end of year                   $  53,128      $     522      $   6,501             --      $  60,151
                                                         =========      =========      =========      =========      =========

                                                         Registered no: 2672488


                         NATIONAL BAND THREE LIMITED
                         Annual report for the year
                         ended 31 December 1997

NATIONAL BAND THREE LIMITED
Annual report
for the year ended 31 December 1997

Registered no: 2672488




                                                                      Pages





Directors and advisors                                                 F-52


Directors' report                                                    F-53-55


Report of the auditors                                                 F-56


Profit and loss account                                                F-57


Balance sheet                                                          F-58


Cash flow statement                                                    F-59



Notes to the financial statements                                    F- 60 - 72

NATIONAL BAND THREE LIMITED


Directors and advisors

-------------------------------------------------------------------------------
Directors                                        Y Marois
                                                 E W Beddoes
                                                 J A G M Godin
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Secretary and registered office                  G R Darsley
                                                 Wren House
                                                 Hedgerows Business Park
                                                 Colchester Road
                                                 Springfield
                                                 CHELMSFORD
                                                 Essex
                                                 CM2 5PF
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Register Auditors                                Coopers & Lybrand
                                                 1 Embankment Place
                                                 LONDON
                                                 WC2N 6NN
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Bankers                                          National Westminster Bank Plc
                                                 21 Lombard Street
                                                 LONDON
                                                 EC3P 3AR
--------------------------------------------------------------------------------

===============================================================================

NATIONAL BAND THREE LIMITED

Directors' report

for the year ended 31 December 1997

The directors present their report and the audited financial statements for the year ended 31 December 1997.

Principal activities

The profit and loss account for the year is set out on page F- 57.

The principal activity of the company is the operation of regional and national mobile communications networks, under licences granted by the Department of Trade and Industry under the Telecommunications Act 1984 and the Wireless Telegraphy Act 1949 and the marketing and sale of products and services for use on the networks.

Review of business and future developments

During the year the company continued the operation of the networks and invested in and strengthened its sales and marketing capability. This helped the continued growth in the subscriber base during the year and provided new products and services. Both the level of business and the year end financial position were satisfactory, and the directors expect the level of activity to continue for the foreseeable future.

Dividends

The directors do not recommend the payment of a dividend. The profit for the period ?1,248,000 (1996: ?2,490,000) has been taken to reserves.

Post balance sheet event

In December the parent company, Geotek Inc (formerly Geotek Industries, Inc) entered into an agreement to sell the entire share capital of the company to an indirect, wholly-owned subsidiary of Telesystem International Wireless Inc. This transaction was completed on 12 February 1998.

Research and development activities

During the year the company continued with the development of the digital business and data products for use on the analogue networks.


Changes in fixed assets

The movements in fixed assets during the year are set out in note 9 to the financial statements.

NATIONAL BAND THREE LIMITED

Directors


The directors of the company during the year ended 31 December 1997 were:

A D Robb
G M Calhoun
Y Eitan
Y Bibring
E J Watts
R Conroy
D Henson
M Davey
S A Style (resigned 31 January 1997)
G Darsley was appointed to the board on 17 February 1997.

In accordance with the provisions of the sale agreement between Geotek GMbH Holding Corporation and TIWC Holdings (UK) Limited all the above directors resigned on 12 February 1998 and were replace by:

Y Marios
E W Beddoes
J A G M Godin

Directors' interests

None of the directors held any interest in the shares of the company at 31 December 1997 (1996: None).

At the year end the directors held options over the shares of National Bank Three's ultimate parent company, Geotek Inc. These options lapsed following the sale of the company.

Directors' responsibilities

The directors are required by UK company law to prepare financial statements for each financial year that give a true and fair view of the state of affairs of the company and the group as at the end of the financial year and of the profit or loss of the group for that period.

The directors confirm that suitable accounting policies have been used and applied consistently and reasonable and prudent judgements and estimates have been made in the preparation of the financial statements for the year ended 31 December 1997. The directors also confirm that applicable accounting standards have been followed and that the financial statements have been prepared on the going concern basis.

The directors are responsible for keeping proper accounting records, for taking reasonable steps to safeguard the assets of the company and the group and to prevent and detect fraud and other irregularities.

NATIONAL BAND THREE LIMITED


Auditors

The company's auditors are Coopers & Lybrand. Under an elective resolution the company has dispensed with the need to reappoint auditors on an annual basis. However, in accordance with the provisions of the sales agreement between Geotek GMbH Holding Corporation and TIWC Holdings (UK) Limited whereby the ownership of the company has changed Coopers & Lybrand has agreed to resign as auditors on completion of the audit for the year ended 31 December 1997.

By order of the board


G Darsley
Secretary
13 March 1998

NATIONAL BAND THREE LIMITED

Report of the auditors to the members of NATIONAL BAND THREE LIMITED

We have audited the financial statements on pages F - 57 to  F- 72.

Respective responsibilities of directors and auditors

As described on page F - 53 the company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

Basis of opinion

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

Opinion


In our opinion the financial statements give a true and fair view of the state of the company's affairs at 31 December 1997 and of its profit and cash flows for the year then ended and have been properly prepared in accordance with the Companies Act 1985.


Coopers & Lybrand
Chartered Accountants and Registered Auditors
London
13 March 1998

NATIONAL BAND THREE LIMITED


Profit and loss account
for the year ended 31 December 1997

-------------------------------------------------------------------------------
                                                 Notes         1997        1996
-------------------------------------------------------------------------------
                                                             '000       '000
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Turnover                                            2       19,101      18,164
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Cost of sales                                              (9,283)     (9,522)
-------------------------------------------------------------------------------
                                                            ))))))      ))))))
-------------------------------------------------------------------------------
Gross profit                                                 9,818       8,642
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Net operating expenses                              3      (5,918)     (5,703)
-------------------------------------------------------------------------------
Net exceptional operating expenses                  3      (1,655)       (312)
-------------------------------------------------------------------------------
                                                            ))))))      ))))))
-------------------------------------------------------------------------------
Total net expenses                                         (7,573)     (6,015)
-------------------------------------------------------------------------------
                                                            ))))))      ))))))
-------------------------------------------------------------------------------
Operating profit                                             2,245       2,627
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
Interest receivable and similar income                         282         120
-------------------------------------------------------------------------------
Interest payable and similar charges                6        (182)       (217)
-------------------------------------------------------------------------------
                                                            ))))))      ))))))
-------------------------------------------------------------------------------
Profit on ordinary activities
  before taxation                                   7        2,345       2,530
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Tax on profit on ordinary activities                8      (1,097)        (40)
-------------------------------------------------------------------------------
                                                            ))))))      ))))))
-------------------------------------------------------------------------------
Retained profit for the financial year             15        1,248       2,490
-------------------------------------------------------------------------------
                                                            444444      444444
-------------------------------------------------------------------------------



All figures in the profit and loss account relate to continuing operations.

There is no difference between the profit on ordinary activities before taxation and the profit for the year as stated above, and their historical cost equivalents.

There have been no other gains and losses in the year.

NATIONAL BAND THREE LIMITED

Balance sheet
at 31 December 1997

----------------------------------------------------------------------------
                                            Notes         1997         1996
----------------------------------------------------------------------------
                                                         '000        '000
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Fixed assets
----------------------------------------------------------------------------
Tangible assets                                 9       11,219       12,522
----------------------------------------------------------------------------
                                                        ))))))       ))))))

----------------------------------------------------------------------------
Current assets
----------------------------------------------------------------------------
Stocks                                         10          303          411
----------------------------------------------------------------------------
Debtors                                        11        3,026        3,246
----------------------------------------------------------------------------
Cash at bank and in hand                                 2,716        3,553
----------------------------------------------------------------------------
                                                        ))))))       ))))))
----------------------------------------------------------------------------
Total current assets                                     6,045        7,210
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Creditors: amounts falling due
 within one year                               12      (5,656)      (9,748)
----------------------------------------------------------------------------
                                                        ))))))       ))))))
----------------------------------------------------------------------------
Net current assets/(liabilities)                           389      (2,538)
----------------------------------------------------------------------------
                                                        ))))))       ))))))
----------------------------------------------------------------------------
Total assets less current liabilities                   11,608        9,984
----------------------------------------------------------------------------
Provisions for liabilities and charges
----------------------------------------------------------------------------
Deferred taxation                              13        (376)            -
----------------------------------------------------------------------------
                                                        ))))))       ))))))
----------------------------------------------------------------------------
Net assets                                              11,232        9,984
----------------------------------------------------------------------------
                                                        444444       444444
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Capital and reserves
----------------------------------------------------------------------------
Called up share capital                        14        9,000        9,000
----------------------------------------------------------------------------
Share premium account                          15        8,800        8,800
----------------------------------------------------------------------------
Goodwill reserve                               15            -          (9)
----------------------------------------------------------------------------
Profit and loss account                        15      (6,568)      (7,807)
----------------------------------------------------------------------------
                                                        ))))))       ))))))
----------------------------------------------------------------------------
Total equity shareholders' funds               16       11,232        9,984
----------------------------------------------------------------------------
                                                        444444       444444
----------------------------------------------------------------------------



The financial statements on pages F - 57 to F -72 were approved by the board of directors on 13 March 1998 and were signed on its behalf by:



J A G M Godin
Director

NATIONAL BAND THREE LIMITED

Cash flow statement
for the year ended 31 December 1997

------------------------------------------------------------------------------
                                                   Notes        1997     1996
------------------------------------------------------------------------------
                                                             '000      '000
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Net cash inflow from operating activities           17         871      5,243
------------------------------------------------------------------------------
                                                             )))))      )))))
------------------------------------------------------------------------------
Returns on investments and servicing of finance
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Interest received                                              282        120
------------------------------------------------------------------------------
Interest paid                                                (182)      (217)
------------------------------------------------------------------------------
                                                             )))))      )))))
------------------------------------------------------------------------------
Net cash outflow from returns on
 investments and servicing of finance                          100       (97)
------------------------------------------------------------------------------
                                                             )))))      )))))
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Taxation
------------------------------------------------------------------------------

------------------------------------------------------------------------------
United Kingdom corporation tax paid                           (40)          -
------------------------------------------------------------------------------
                                                            ))))))      )))))
------------------------------------------------------------------------------

Capital expenditure and financial investment
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Purchase of tangible fixed assets                          (1,888)    (3,470)
------------------------------------------------------------------------------
Sale of tangible fixed assets                                  120         60
------------------------------------------------------------------------------
                                                            ))))))      )))))
------------------------------------------------------------------------------
                                                           (1,768)    (3,410)
------------------------------------------------------------------------------
                                                            ))))))      )))))
------------------------------------------------------------------------------
(Decrease)/increase in cash in the period           18       (837)      1,736
------------------------------------------------------------------------------
                                                            444444      44444
------------------------------------------------------------------------------

NATIONAL BAND THREE LIMITED

Notes to the financial statements
for the year ended 31 December 1997

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

2        Turnover

Turnover consists entirely of sales in one class of business made in the United Kingdom.


3        Net operating expenses

-------------------------------------------------------------------------

                                                     1997          1996
-------------------------------------------------------------------------
                                                     '000         '000
-------------------------------------------------------------------------

-------------------------------------------------------------------------
Selling and distribution costs                       3,547         3,440
-------------------------------------------------------------------------
Administrative expenses                              2,371         2,263
-------------------------------------------------------------------------
                                                   )))))))       )))))))
-------------------------------------------------------------------------
                                                     5,918         5,703
-------------------------------------------------------------------------
Exceptional operating expenses -
expenditure relating to the
implementation of the digital business               1,655           312
-------------------------------------------------------------------------
                                                   )))))))       )))))))
-------------------------------------------------------------------------
Total net expenses                                   7,573         6,015
-------------------------------------------------------------------------
                                                   4444444       4444444
=========================================================================

NATIONAL BAND THREE LIMITED

4        Directors emoluments

--------------------------------------------------------------------------
                                                   1997              1996
--------------------------------------------------------------------------
                                                  '000             '000
--------------------------------------------------------------------------

--------------------------------------------------------------------------
Aggregate emoluments and benefits                   499               532
--------------------------------------------------------------------------
  Company pension contributions to
  money purchase schemes                             35                35
--------------------------------------------------------------------------
                                                4444444           4444444
==========================================================================

The above disclosures do not include the current period bonus provisions referred to below. However, the amounts are inclusive of the cash payments made in respect of the previous period's bonuses.

Five directors were entitled to receive share options in the ultimate parent company, Geotek Inc. These options lapsed following the sale of the company. Retirement benefits are also accruing to five directors under money purchase pension schemes.

Highest paid director

-----------------------------------------------------------------------------
                                                      1997              1996
-----------------------------------------------------------------------------
                                                     '000             '000
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Aggregate emoluments and benefits                      157               167
-----------------------------------------------------------------------------
Company pension contributions to
  money purchase schemes                                12                10
==========================================================-------------------
                                                    444444           4444444
==========================================================-------------------

Directors' bonus provisions

A provision of 160,000 (1996: 80,000) has been made in these financial statements in respect of bonus payments which may be made to the directors at the company's discretion in respect of their performance during 1997.

Under a bonus scheme implemented in 1997, a bonus is payable to directors during the period of the development of the proposed digital business. In the event of a change in ownership of the company these bonuses crystallise in full. As a result of the change of ownership referred to in note 20, 442,000 including national insurance contributions was paid by Geotek Inc directly to the directors after the year end.

NATIONAL BAND THREE LIMITED


5        Employee information

The average monthly number of persons (including executive directors) employed by the company during the year was:

-----------------------------------------------------------------------------
                                                          1997          1996
-----------------------------------------------------------------------------
                                                        Number        Number
-----------------------------------------------------------------------------


-----------------------------------------------------------------------------
By activity
-----------------------------------------------------------------------------
Administration                                              28            28
-----------------------------------------------------------------------------
Technical                                                   47            42
-----------------------------------------------------------------------------
Marketing                                                   48            40
-----------------------------------------------------------------------------
                                                         )))))         )))))
-----------------------------------------------------------------------------
                                                           123           110
-----------------------------------------------------------------------------
                                                         44444         44444
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
                                                          1997          1996
-----------------------------------------------------------------------------
                                                         '000         '000
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Staff costs (for the above persons)
-----------------------------------------------------------------------------
Wages and salaries                                       3,461         2,994
-----------------------------------------------------------------------------
Social security costs                                      352           310
-----------------------------------------------------------------------------
Other pension costs                                        191           160
-----------------------------------------------------------------------------
                                                         )))))         )))))
-----------------------------------------------------------------------------
                                                         4,004         3,464
-----------------------------------------------------------------------------
                                                         44444         44444
-----------------------------------------------------------------------------

6        Interest payable and similar charges

-----------------------------------------------------------------------------
                                                          1997          1996
-----------------------------------------------------------------------------
                                                         '000         '000
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Interest payable on sums owed to parent undertaking        182           217
-----------------------------------------------------------------------------
                                                           444           444
-----------------------------------------------------------------------------

NATIONAL BAND THREE LIMITED

7        Profit on ordinary activities before taxation

------------------------------------------------------------------------------
                                                       1997              1996
------------------------------------------------------------------------------
                                                      '000             '000
------------------------------------------------------------------------------

------------------------------------------------------------------------------
The profit on ordinary activities before
 taxation is stated after
 charging/(crediting):
------------------------------------------------------------------------------
Exceptional cost of sales                              (53)               340
------------------------------------------------------------------------------
Depreciation                                          3,108             2,815
------------------------------------------------------------------------------
Auditors' remuneration                                   52                20
------------------------------------------------------------------------------
Auditors' remuneration for non-audit services             6                11
------------------------------------------------------------------------------
Rentals under operating leases on
 land and buildings                                   1,226             1,242
------------------------------------------------------------------------------
Hire of equipment under operating leases              1,602             1,562
------------------------------------------------------------------------------
Profit on disposal of fixed assets                     (37)              (38)
------------------------------------------------------------------------------
                                                     444444             44444
------------------------------------------------------------------------------

The exceptional cost of sales related to a provision for costs to be incurred in moving one of the company's switching sites, presently located in Manchester.

8        Tax on profit on ordinary activities

----------------------------------------------------------------------------
                                                           1997        1996
----------------------------------------------------------------------------
                                                          '000       '000
----------------------------------------------------------------------------

----------------------------------------------------------------------------
United Kingdom corporation tax at 31.5% (1996: 33%)
----------------------------------------------------------------------------
 Current tax                                                721          40
----------------------------------------------------------------------------
 Deferred                                                   376           -
----------------------------------------------------------------------------

                                                            )))         )))
----------------------------------------------------------------------------
                                                          1,097          40
----------------------------------------------------------------------------
                                                            444         444
----------------------------------------------------------------------------

9        Tangible fixed assets

NATIONAL BAND THREE LIMITED

-----------------------------------------------------------------------------------------------------------

                                           Short term         Plant      Fixtures
                                            leasehold           and           and        Motor
                                         improvements     machinery      fittings     vehicles        Total
-----------------------------------------------------------------------------------------------------------
                                                '000       '000          '000       '000          '000
-----------------------------------------------------------------------------------------------------------
Cost
-----------------------------------------------------------------------------------------------------------
At 1 January 1997                                   5        26,848           641          935       28,429
-----------------------------------------------------------------------------------------------------------
Additions                                           -         1,418            99          371        1,888
-----------------------------------------------------------------------------------------------------------
Disposals                                           -         (346)          (22)        (307)        (675)
-----------------------------------------------------------------------------------------------------------
                                                  )))        ))))))           )))          )))       ))))))
-----------------------------------------------------------------------------------------------------------
At 31 December 1997                                 5        27,920           718          999       29,642
-----------------------------------------------------------------------------------------------------------
                                                  )))        ))))))           )))          )))       ))))))
-----------------------------------------------------------------------------------------------------------
Depreciation
-----------------------------------------------------------------------------------------------------------
At 1 January 1997                                   3        15,132           414          358       15,907
-----------------------------------------------------------------------------------------------------------
Charge for year                                     -         2,727           140          241        3,108
-----------------------------------------------------------------------------------------------------------
Disposals                                           -         (331)          (18)        (243)        (592)
-----------------------------------------------------------------------------------------------------------
                                                  )))        ))))))           )))          )))       ))))))
-----------------------------------------------------------------------------------------------------------
At 31 December 1997                                 3        17,528           536          356       18,423
-----------------------------------------------------------------------------------------------------------
                                                  )))        ))))))           )))          )))       ))))))
-----------------------------------------------------------------------------------------------------------
Net book value

-----------------------------------------------------------------------------------------------------------
At 31 December 1997                                 2        10,392           182          643       11,219
-----------------------------------------------------------------------------------------------------------
                                                  444        444444           444          444       444444
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
At 31 December 1996                                 2        11,716           227          577       12,522
-----------------------------------------------------------------------------------------------------------
                                                  444        444444           444          444       444444
-----------------------------------------------------------------------------------------------------------

Included in the plant and machinery above are assets under construction to the value of 841,000 (31 December 1996: 1,303,000) which did not incur depreciation during the year.

10       Stocks

-------------------------------------------------------------------------------
                                                               1997       1996
-------------------------------------------------------------------------------
                                                              '000      '000
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Goods for resale                                                303        411
-------------------------------------------------------------------------------
                                                               4444        444
-------------------------------------------------------------------------------

11       Debtors

-------------------------------------------------------------------------------
                                                               1997       1996
-------------------------------------------------------------------------------
                                                              '000      '000
-------------------------------------------------------------------------------
Amounts falling due within one year
-------------------------------------------------------------------------------
Trade debtors                                                 1,934      2,123
-------------------------------------------------------------------------------
Amounts owed by fellow subsidiary undertakings                    -         94
-------------------------------------------------------------------------------
Other debtors                                                    19         33
-------------------------------------------------------------------------------
Prepayments and accrued income                                1,073        996
-------------------------------------------------------------------------------
                                                             ))))))      )))))
-------------------------------------------------------------------------------
                                                              3,026      3,246
-------------------------------------------------------------------------------
                                                             444444      44444
-------------------------------------------------------------------------------

NATIONAL BAND THREE LIMITED


12       Creditors: amounts falling due within one year

-------------------------------------------------------------------------------
                                                               1997       1996
-------------------------------------------------------------------------------
                                                              '000      '000
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Trade creditors                                               1,026      2,821
-------------------------------------------------------------------------------
Amount owed to parent undertaking                                60      3,112
-------------------------------------------------------------------------------
Corporation tax                                                 721         40
-------------------------------------------------------------------------------
Other taxes and social security                                 381        273
-------------------------------------------------------------------------------
Accruals and deferred income                                  3,468      3,502
-------------------------------------------------------------------------------
                                                              )))))      )))))
-------------------------------------------------------------------------------
                                                              5,656      9,748
-------------------------------------------------------------------------------
                                                              44444      44444
-------------------------------------------------------------------------------

13       Deferred taxation

The total liability to deferred taxation is as follows:

------------------------------------------------------------------------------------------------------------
                                                      Amount provided               Amount unprovided
------------------------------------------------------------------------------------------------------------
                                                  1997              1996             1997              1996
------------------------------------------------------------------------------------------------------------
                                                 '000             '000            '000             '000
------------------------------------------------------------------------------------------------------------
Excess of capital allowances over
  depreciation                                     479                 -                -               549
------------------------------------------------------------------------------------------------------------
Other                                            (103)                 -                -             (294)
------------------------------------------------------------------------------------------------------------
                                                   )))               )))             ))))               )))
------------------------------------------------------------------------------------------------------------

                                                   376               Nil              Nil               255
------------------------------------------------------------------------------------------------------------
                                                   444               444             4444               444
------------------------------------------------------------------------------------------------------------

NATIONAL BAND THREE LIMITED

14       Called up share capital

------------------------------------------------------------------------------------------------------------
                                                                                     1997              1996
------------------------------------------------------------------------------------------------------------
                                                                                    '000             '000
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Authorised
------------------------------------------------------------------------------------------------------------
12,000,000 ordinary shares of .1 each                                              12,000            12,000
------------------------------------------------------------------------------------------------------------
                                                                                   444444            444444
------------------------------------------------------------------------------------------------------------
Allotted, called up and fully paid
------------------------------------------------------------------------------------------------------------
9,000,000 ordinary shares of ?1 each                                                9,000             9,000
------------------------------------------------------------------------------------------------------------
                                                                                   444444            444444
------------------------------------------------------------------------------------------------------------

15       Share premium account and reserves

------------------------------------------------------------------------------------------------------------
                                                                   Share                             Profit
                                                                 premium         Goodwill          and loss
                                                                 account          reserve           account
------------------------------------------------------------------------------------------------------------
                                                                  '000            '000             '000
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
At 1 January 1997                                                  8,800              (9)           (7,807)
------------------------------------------------------------------------------------------------------------

Transfer in respect of
 amortisation of goodwill                                              -                9               (9)
------------------------------------------------------------------------------------------------------------
Profit for the financial year                                          -                -             1,248
------------------------------------------------------------------------------------------------------------
                                                                   )))))              )))            ))))))
------------------------------------------------------------------------------------------------------------
At 31 December 1997                                                8,800                -           (6,568)
------------------------------------------------------------------------------------------------------------
                                                                   44444              444            444444
============================================================================================================

Total goodwill written off amounted to 243,500.

16       Reconciliation of movements in shareholders' funds

------------------------------------------------------------------------------------------------------------
                                                                                     1997              1996
------------------------------------------------------------------------------------------------------------
                                                                                    '000             '000
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Profit for the financial year                                                       1,248             2,490
------------------------------------------------------------------------------------------------------------
Opening shareholders' funds                                                         9,984             7,494
------------------------------------------------------------------------------------------------------------
                                                                                    )))))             )))))
------------------------------------------------------------------------------------------------------------
Closing shareholders' funds                                                        11,232             9,984
------------------------------------------------------------------------------------------------------------
                                                                                    44444             44444
------------------------------------------------------------------------------------------------------------

NATIONAL BAND THREE LIMITED


17       Reconciliation of operating profit/(loss)
          to net cash inflow from operating activities

------------------------------------------------------------------------------------------------------------
                                                                                     1997              1996
------------------------------------------------------------------------------------------------------------

                                                                                    '000             '000
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Operating profit                                                                    2,245             2,627
------------------------------------------------------------------------------------------------------------
Profit on sale of tangible fixed assets                                              (37)              (38)
------------------------------------------------------------------------------------------------------------
Depreciation of tangible fixed assets                                               3,108             2,815
------------------------------------------------------------------------------------------------------------
Amounts written off fixed assets                                                        -                 -
------------------------------------------------------------------------------------------------------------
(Decrease)/increase in stocks                                                         108             (218)
------------------------------------------------------------------------------------------------------------
Decrease in debtors                                                                   220                76
------------------------------------------------------------------------------------------------------------
Decrease in creditors                                                             (4,773)              (19)
------------------------------------------------------------------------------------------------------------
                                                                                    )))))             )))))
------------------------------------------------------------------------------------------------------------
Net cash inflow from operating activities                                             871             5,243
------------------------------------------------------------------------------------------------------------
                                                                                    44444             44444
------------------------------------------------------------------------------------------------------------

18       Reconciliation of net cashflow to movements in net funds

------------------------------------------------------------------------------------------------------------
                                                                                     1997              1996
------------------------------------------------------------------------------------------------------------
                                                                                    '000             '000
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
(Decrease)/increase in cash in period                                               (837)             1,736
------------------------------------------------------------------------------------------------------------
Net funds at 1 January 1997                                                         3,553             1,817
------------------------------------------------------------------------------------------------------------
                                                                                   ))))))             )))))
------------------------------------------------------------------------------------------------------------
Net funds at 31 December 1997                                                       2,716             3,553
------------------------------------------------------------------------------------------------------------
                                                                                   444444             44444
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                                                                                     1997              1996
------------------------------------------------------------------------------------------------------------

                                                                                    '000             '000
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Analysis of balances
------------------------------------------------------------------------------------------------------------
Cash at bank and in hand                                                            2,716             3,553
------------------------------------------------------------------------------------------------------------
                                                                                    44444             44444
------------------------------------------------------------------------------------------------------------

19       Cash flow relating to exceptional items

The operating cash flows include an outflow of .1,591,000 which relates to the 1,727,000 (72,000 of which was capitalised) for implementation of the digital business.

20       Post balance sheet events

Details of post balance sheet events are given in the directors' report.

NATIONAL BAND THREE LIMITED


21       Financial commitments

------------------------------------------------------------------------------------------------------------
Capital commitments                                                                  1997              1996
------------------------------------------------------------------------------------------------------------

                                                                                    '000             '000
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Contracted for but not provided                                                       488               790
------------------------------------------------------------------------------------------------------------
                                                                                    44444             44444
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Authorised but not yet contracted for                                                   -                13
------------------------------------------------------------------------------------------------------------
                                                                                    44444             44444
------------------------------------------------------------------------------------------------------------


Operating lease commitments

At 31 December 1997 the company had annual commitments under non-cancellable operating leases, as follows:

------------------------------------------------------------------------------------------------------------
                                                        1997                               1996
------------------------------------------------------------------------------------------------------------
                                                                   Other                              Other
                                              Land and         operating         Land and         operating
                                             buildings            leases        buildings            leases
------------------------------------------------------------------------------------------------------------
                                                 '000             '000            '000             '000
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Leases which expire:
------------------------------------------------------------------------------------------------------------
Within one year                                    423             1,343              305                80
------------------------------------------------------------------------------------------------------------
Within two to five years                           197               455              323             1,604
------------------------------------------------------------------------------------------------------------
After five years                                   659                 -              590                 -
------------------------------------------------------------------------------------------------------------
                                                 )))))             )))))            )))))             )))))
------------------------------------------------------------------------------------------------------------
                                                 1,269             1,798            1,218             1,684
------------------------------------------------------------------------------------------------------------
                                                 44444             44444            44444             44444
------------------------------------------------------------------------------------------------------------

22       Ultimate parent company

At 31 December 1997 the directors regarded Geotek Inc (formerly Geotek Industries, Inc), a company incorporated in the United States of America, as the ultimate parent company. Copies of the parent's consolidated financial statements may be obtained from The Secretary, Geotek Communications, Inc. 102 Chestnut Road, Montvale, New Jersey 07645, United States of America. On 12 February 1998 the company was sold to Dolphin Corporation Limited (formerly TIWC Holdings (UK) Limited). The directors now regard the ultimate parent company as Telesystem International Wireless Inc, a company incorporated in Canada. Copies of the parent's consolidated financial statements may be obtained from The Secretary, Telesystem International Wireless Inc. 1250 RenJ-LJvesque Blvd. West, Suite 1110, Montreal,Quebec, H3B 4W8.

NATIONAL BAND THREE LIMITED

23       Summary of differences between UK GAAP and US GAAP


         These financial statements on pages 1 to 17 are prepared in British pounds and presented in accordance with UK GAAP which differs in certain significant respects from US GAAP. These differences, which have a significant effect on consolidated net income and shareholders' equity, are discussed and quantified in a table of adjustments below. While this is not a comprehensive summary of all differences between UK GAAP and US GAAP, other differences are immaterial.

                  Significant differences between UK GAAP and US GAAP

         (a)      Deferred income taxes

                  Under UK GAAP, deferred taxes are only provided on timing differences where it is considered probable that such taxes will become payable in the foreseeable future. Under SFAS No 109, "Accounting for Income Taxes", US GAAP requires deferred taxes to be provided in full under the liability method. There is no net adjustment recorded to the deferred income tax accounts for them to comply with US GAAP. Taxes on income presented in 1996 reflect the utilisation of 630,000 pre-acquisition net operating loss, which had a full valuation allowance established at the time of acquisition by the company. The utilisation of this net operating loss has been recorded in 1995 as a reduction to intangible assets. In 1997 full provision has been made for deferred taxation in the UK financial statements.

         (b)      Goodwill

                  Under UK GAAP, the company eliminates goodwill against reserves in the year in which it arises. US GAAP requires that goodwill is capitalised and amortised through the income statement over the estimated period of benefit. Additionally, under applicable rules of "push-down accounting" goodwill associated with the parent company's acquisition of the company was "pushed-down" onto the books of the company at the time of the acquisition. The parent company's policy is to amortise goodwill on a straight line basis over 20 years. Amortisation expense relating to goodwill was 200,000 and 227,000 for 31 December 1997 and 1996 respectively. The carrying value of goodwill at 31 December 1997 after the adjustment for utilisation of pre-acquisition net operating loss (see (a)) and amortisation was 3,553,000.

NATIONAL BAND THREE LIMITED

         (c)      Statements of cash flows

                  The company prepares its consolidated statements of cash flows under United Kingdom Financial Reporting Standard No 1, "Cash Flow Statements" ("FRS1"). Its objectives and principles are similar to those set out in the US Statement of Financial Accounting Standards No 95, "Statement of Cash Flows" ("SFAS95"). The principal differences between the standards relate to classification. Under FRS1, the company presents its cash flows as (a) operating activities; (b) returns on investments and servicing of finance; (c) taxation; (d) investing activities; and (e) financing activities. SFAS95 requires only three categories of cash flow activity; (a) operating; (b) investing; and (c) financing. Cash flows from taxation and returns on investments and servicing of finance shown under FRS1 would be included as operating activities in SFAS95.

                  Statements of income

                  The following is a summary of significant items which reconcile the statements of income from that reported under UK GAAP to that which would be reported had US GAAP been applied.


-------------------------------------------------------------------------------
                                            Year ended   31    Year ended   31
                                            December   1997    December   1996
-------------------------------------------------------------------------------
                                                   '000          '000
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
 Net income (loss) as shown in the
 financial statements                             1,248          2,490
-------------------------------------------------------------------------------
  US GAAP adjustments:
-------------------------------------------------------------------------------
   Amortisation of goodwill                        (200)          (227)
-------------------------------------------------------------------------------
   Tax on income                                   361            (630)
-------------------------------------------------------------------------------
                                                   )))))          )))))
-------------------------------------------------------------------------------
 Net income under US GAAP                          1,409          1,633
-------------------------------------------------------------------------------
                                                   44444          44444
-------------------------------------------------------------------------------

NATIONAL BAND THREE LIMITED

                  Shareholders' funds

                  The following is a summary of the significant items which reconcile shareholders' funds from that reported under UK GAAP to that which would be reported had US GAAP been applied.
--------------------------------------------------------------------------------
                                            31 December 1997    31 December 1996

--------------------------------------------------------------------------------
                                                  '000                 '000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 Shareholders' funds shown in
  the financial statements                        11,232                9,984
--------------------------------------------------------------------------------
  US GAAP adjustments:
--------------------------------------------------------------------------------
   Goodwill                                        3,553                3,753
--------------------------------------------------------------------------------
   Deferred income tax                               -                   (361)
--------------------------------------------------------------------------------
                                                      ))                ))))))
--------------------------------------------------------------------------------
                                                  14,785               13,376
--------------------------------------------------------------------------------
                                                     444                44444
--------------------------------------------------------------------------------

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOTEK COMMUNICATIONS, INC.

By: /s/ Yaron Eitan
   ---------------------------------
Yaron Eitan, Chairman of the Board,
 Chief Executive Officer, and Director

Date: March 16, 1998

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 16, 1998 by the following persons on behalf of the registrant in the capacities indicated.

/s/ Yaron Eitan
------------------------      Chairman of the Board, Chief Executive
Yaron I. Eitan                Officer and Director (Principal Executive Officer)


/s/ Walter E. Auch
------------------------      Director
   Walter E. Auch

/s/ George Calhoun
------------------------      Senior Vice President, Strategic Marketing, and
   George Calhoun             Director

/s/ Purnendu Chatterjee
------------------------      Director
 Purnendu Chatterjee

/s/ Winston Churchill
------------------------      Director
  Winston Churchill

/s/ Haynes Griffin
------------------------      Director
   Haynes Griffin

/s/ Richard Krants
------------------------       Director
   Richard Krants

/s/ Richard T. Liebhaber

------------------------       Director
Richard T. Liebhaber

/s/ William Spier
------------------------       Director
   William Spier

/s/ Anne E. Eisele             Senior Vice President, Chief Financial Officer
------------------------       (Principal  Financial Officer)
  Anne E. Eisele

/s/ Valerie E. DePiro
------------------------       Vice President, Chief Accounting Officer and
 Valerie E. DePiro             Corporate Controller

                                  EXHIBIT INDEX

Exhibit
  No.
-------

10.13 First Amendment dated as of December 1, 1997 to Indenuter dated as of June 30, 1995 between Geotek Communications, Inc. and IBJ Schroder Bank & Trust Company, as Trustee

10.14 First Amendment dated as of December 1, 1997 to Pledge Agreement dated as of July 6, 1995 between Geotek Communications, Inc. and IBJ Schroder Bank & Trust Company, as Collateral Agenet

10.15 Geonet System Security Agreement dated as of December 1, 1997 among Geotek Communications, Inc. and Geoteck USA, Inc. and IBJ Schroder Bank & Trust Company, as Collateral Agent

12               Computation of Ratio of Earnings to Fixed Charges

21               Subsidiaries of the Company

23.1             Consent of Coopers & Lybrand L.L.P. -
                 Geotek Communications, Inc.

23.2             Consent of Shachak Peer Reznick & Co. -
                 Geotek Technologies Israel (1992) Ltd.

23.3             Consent of Coopers & Lybrand -
                 National Band Three Limited

27               Financial Data Schedule