Form 10-K/A
period 1997-12-31
GEOTEK COMMUNICATIONS INC
filed 1998-04-30
CIK 844843

==================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                         Commission file number 0-17581

                          GEOTEK COMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


       Delaware                                        22-2358635
(State of Incorporation)                    (I.R.S. Employer Identification No.)

102 Chestnut Ridge Road, Montvale, New Jersey            07645
(Address of Principal Executive Offices)               (Zip Code)

Registrant's  telephone number,  including area code: (201) 930-9305

Securities registered  pursuant to Section  12(b) of the Act:  None

Securities  registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 Par Value
                                (Title of class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_. NO ___.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. [ ]

      Based on the closing sale price for the Registrant's Common Stock as of April 15, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of such date was approximately $72,140,519.

      As of April 15, 1998 the number of outstanding shares of the Registrant's Common Stock was approximately 104,147,491.

                      DOCUMENTS INCORPORATED BY REFERENCE

      None.

                        ===============================

      The Registrant hereby amends Part III of its Annual Report on Form 10-K for the year ended December 31, 1997 (the "Annual Report") as set forth in the pages attached hereto. Capitalized terms used herein and not otherwise defined, have the meanings ascribed to such terms in the Annual Report.

                           GEOTEK COMMUNICATIONS, INC.
                                   FORM 10-K/A
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                    PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................1

Item 11.    EXECUTIVE COMPENSATION............................................3

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT........................................................9

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................14

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      As of the date hereof, the directors and executive officers of the Company are:

        Name              Age                Position


William Spier             63    Chairman of the Board and Director
Yaron I. Eitan            41    Chief Executive Officer and Director
Walter E. Auch            77    Director
George Calhoun            45    Senior Vice President of Strategic Marketing and
                                  Director
Purnendu Chatterjee       48    Director
Winston J. Churchill      57    Director
Valerie E. DePiro         32    Vice President, Chief Accounting Officer and
                                  Corporate Controller
Anne E. Eisele            43    Senior Vice President and Chief Financial
                                  Officer
Haynes G. Griffin         51    Director
Richard Krants            54    Director
Richard T. Liebhaber      62    Director
Michael R. McCoy          45    Executive Vice President and Chief Operating
                                  Officer
Zvi Peled                 48    President and Chief Executive Officer, Geotek
                                  Technologies, Inc.
Robert Vecsler            33    Senior Vice President of Business Affairs
                                  General Counsel and Secretary

            --------------------------------------------------------

      Mr. Spier has served as a Director of the Company since 1990 and as the Chairman of the Board of the Company since April 1998. Mr. Spier previously served as the Chairman of the Board of the Company from August 1991 to May 1992. Mr. Spier is currently a Director and the Acting Chief Executive Officer of Integrated Technology USA, Inc., New York, NY (computer peripheral/telecommunications devices), Director of Keystone Consolidated Industries, Inc., Dallas, TX (wire and steel manufacturers),and Chairman of the Board of Trident Rowan Group, Inc., Somerset, NJ (U.S. holding company). Mr. Spier was the Chairman of the Board and Chief Executive Officer of DeSoto Inc., Joliet, IL (detergent and household cleaning products manufacturer), from May 1991 until September 1996 and was a Director of Video Lottery Technologies, Inc., Bozeman, MT (video technology), from 1992 until March 1998, Holmes Protection Group, Inc. from 1994 to September 1996, and EA Industries, Inc., West Long Branch, NJ (electronics contracting manufacturer) from 1995 to July 1997.

      Mr. Eitan has served as Chief Executive Officer and a Director of the Company since March 1989. Mr. Eitan also served as Chairman of the Board from October 1996 until April 1998 and as President of the Company from March 1989 until October 1996. Mr. Eitan was also Chairman of the Board of Bogen Communications International, Inc. ("Bogen") from August 1995 through October 1997. From April 1991 to August 1995, Mr. Eitan served as Chairman of the Board of Bogen Corporation and Bogen Communications, Inc., both subsidiaries of Bogen. Mr. Eitan has also been a Director of Geotek Technologies Israel Ltd. ("GTIL"), formerly PowerSpectrum Technology, Ltd., since June 1992 and GMSI, Inc. since May 1993, each of which are subsidiaries of the Company. Mr. Eitan also served as a Director of National Band Three Limited ("NB3"), formerly a wholly-owned subsidiary of the Company, from July 1993 until December 1997.

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

      Mr. Calhoun was appointed a Director of the Company in July 1993, when he became President of the Company's Wireless Communications Group. In October
1996, he was appointed the Vice Chairman of Strategy & Technology of the Company, and in December 1997, he was appointed Senior Vice President of Strategic Marketing. Mr. Calhoun joined the Company in June 1992 as President, Chief Operating Officer and a director of PowerSpectrum, Inc., a wholly-owned subsidiary of the Company which is now GTIL. He was also a Director of NB3 from July 1993 until December 1997. Mr. Calhoun previously served in various positions with InterDigital Communications Corporation (formerly International Mobile Machines Corporation), a corporation co-founded by

Mr. Calhoun and engaged in the development of digital radio technology, most recently as General Manager of the Intellectual Property Licensing Division, which position he held until June 1992.

      Dr. Chatterjee has been a Director of the Company since 1993. Dr Chatterjee is a Director and President of S-C Rig Co., New York, NY (general partner of S-C Rig, a Delaware limited partnership, the sole business of which is to make investments) and an investor in public and private companies. Dr. Chatterjee has been associated with the George Soros organization for more than ten years. Dr. Chatterjee is presently a director of R&B Falcon Corporation, Houston, TX (oil and gas) and Indigo, Nevada (digital offset printing).

      Mr. Churchill has served as a Director and the Chairman of the Executive Committee since 1991. From 1991 until October 1996, Mr. Churchill served as the Chairman of the Board. Mr. Churchill is a principal of CIP Capital Management, Inc., Wayne, PA, a private investment firm formed in 1989. Mr. Churchill practiced law with and served as Chairman of the Banking and Financial Institutions Department and the Finance Committee of Saul, Ewing, Remick & Saul, Philadelphia, PA, for 16 years prior thereto. Mr. Churchill is a Director of Central Sprinkler Corp., Lansdale, PA (sprinkler systems) since 1984 and of IBAH, Inc., Blue Bell, PA (biotechnology company) since 1990. Mr. Churchill also served as a director of Tescorp, Inc., Austin, Texas (cable television) from 1995 until 1997.

      Ms. DePiro has served as Vice President, Chief Accounting Officer and Corporate Controller since September 1997. Ms. DePiro joined the Company in 1995 and served as Director of Financial Reporting and Analysis from October 1995 to September 1997. Ms. DePiro is a Certified Public Accountant and from 1989 to 1995 was in the audit practice with Coopers & Lybrand, L.L.P.

      Ms. Eisele was appointed Senior Vice President, Chief Financial Officer in February 1998. Prior to joining the Company, Ms. Eisele was President, Chief Financial Officer and Chief Operating Officer of DeSoto, Inc. (a manufacturer and marketer of consumer and industrial products). From 1984 through 1996, Ms. Eisele served in various management positions at DeSoto, Inc. From April 1994 through September 1996, Ms. Eisele served as a director of DeSoto, Inc.

      Mr. Griffin has been a Director of the Company since 1994. Mr. Griffin has been the Chairman, Co-Chief Executive Officer and Director of Vanguard Cellular Systems, Inc. ("Vanguard"), Greensboro, NC (cellular telecommunications carrier), since 1996. Mr. Griffin was President and Chief Executive Officer of Vanguard from 1984 to 1996. In 1993, Mr. Griffin was appointed to the United States Advisory Council on the National Information Infrastructure. Presently, Mr. Griffin is a Director of Lexington Global Asset Managers, Inc., Saddle Brook, NJ (diversified financial services holding company) and InterAct Systems, Incorporated, Norwalk, CT (interactive multimedia company specializing in in-store electronic marketing) and Chairman of the Board of Directors of International Wireless Communications Holdings, Inc., San Mateo, CA (interactive wireless communications).

      Mr. Krants has served as a Director of the Company since 1994. Mr. Krants has been the President and Chief Executive Officer of Spectrum Initiatives, Inc., Great River, New York (frequency consulting business) since July 1994. From October 1990 until January 1994, Mr. Krants was the President and Chief Executive Officer of Metro Net, Plainview, NY. Mr. Krants was the Vice President of Famous Make Communications, Inc., Plainview, NY (communications equipment), from December 1979 to October 1993.

      Mr. Liebhaber has been a Director of the Company since 1995. Mr. Liebhaber is currently a Director of Quest Communications, St. Petersburg, Florida (telecommunications), Alcatel, Richardson, TX (manufacturing communications) and Objective Communications, Inc. From 1986 until June 1995, Mr. Liebhaber was an Executive Vice President of MCI and, from June 1992 to June 1995, served as a Director of MCI.

      Mr. McCoy was appointed Executive Vice President and Chief Operating Officer of the Company in December 1997. Mr. McCoy previously served as President and Chief Executive Officer of Geotek's U.S. Network from February 1997 until December 1997. Mr. McCoy served as Senior Vice President and Chief Financial Officer of the Company from September 1995 through February 1997. From November 1994 through September 1995, Mr. McCoy was the Company's Vice President of the North East Region. Prior to joining the Company, from September 1992 through November 1994, Mr. McCoy was President of Greenlake Associates, Inc. a high technology consulting company. From November 1988 through September 1992, Mr. McCoy was a member of the Office of the Chairman and Senior Vice President of Business Development for LCI International, Inc., a facilities based long distance telecommunications company.

      Mr. Peled serves as President and Chief Executive Officer of Geotek Technologies, Inc., a wholly owned subsidiary that develops and manufactures FHMA(R) technology. Before joining Geotek in July 1997, Mr. Peled served as President and Chief Executive Officer of Bogen Communications International, Inc. and from 1975 until July, 1996, Mr. Peled worked for Elbit, a diversified electronics company where he rose through successive positions of responsibility from electronic system engineer to Divisional General Manager.

      On January 13, 1998, the Israeli Purchase Tax and Value Added Tax Authority filed a criminal complaint against Elbit and Mr. Peled, in his capacity as General Manager. The complaint is based on falsification of records pertaining to Elbit's purchase tax obligations.

      Mr. Vecsler has served as Senior Vice President of Business Affairs since June 1997 and General Counsel and Secretary of the Company since March 1996. From May 1995 through March 1996, he served as Corporate Counsel for the Company. Prior to joining the Company, from August 1994 until April 1995, Mr. Vecsler served as Assistant General Counsel at Enviro Source, Inc. From April 1993 until July 1994, he served as Counsel to Fletcher Asset Management, Inc. Mr. Vecsler practiced law at Kelly, Drye & Warren from September 1988 until March 1993.

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") ("Section 16") requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Commission and to furnish the Company with copies of these reports.

      Based on the Company's review of the copies of these reports received by it, the Company believes that all Section 16 filings required to be made by the Reporting Persons for the period January 1, 1997 through December 31, 1997 were made on a timely basis.

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

                                          Annual Compensation                        Long Term Compensation (1)
                                          -------------------                        --------------------------
---------------------------------------------------------------------------------------------------------------------------
Name & Pricipal            Fiscal                                      All Other         Securities             All Other
Position                    Year       Salary          Bonus          Compensation    Underlying Options       Compensation
--------                    ----       ------          -----          ------------    ------------------       ------------
Yaron I. Eitan              1997      $293,173        $      0        $266,417(2)           10,000              $    476(2)
Chairman and Chief          1996       268,269         125,000         122,706(2)           10,000                43,056(2)
Executive Officer           1995       249,982         100,000         109,925(2)           10,000                32,937(2)

Michael R. McCoy            1997      $239,712        $ 87,500        $ 55,592(3)          170,000                  --
Executive Vice President    1996       159,519          35,000          66,242(3)           20,000                  --
and Chief Operating         1995       132,488          30,000           8,806(3)           30,000                  --
Officer

George Calhoun              1997      $199,039        $ 31,200        $  5,212(4)          110,000                  --
Senior Vice President       1996       175,000          35,000          27,998(4)           10,000                  --
                            1995       175,000          30,000            --                10,000                  --


Yoram Bibring               1997      $182,308        $      0        $ 27,881(5)           21,000              $    209(5)
President and Chief         1996       170,461          35,000          32,974(5)           60,000                 6,500(5)
Executive Officer -         1995       154,897          35,000           1,945(5)           15,000                 8,711(5)
Geotek International
Networks

William Opet                1997      $172,885        $      0        $  6,651(6)           10,000                  --
President and Chief         1996       160,000          30,000           6,534(6)             --                    --
Executive Officer -         1995       155,418          35,000           5,250(6)           10,000                  --
Geotek Data, Inc.
---------------------------------------------------------------------------------------------------------------------------

----------
(1) Pursuant to SEC rules, columns (f) and (h) have been omitted because none of the named executive officers received such form of compensation for the periods reported.

(2) Consists primarily of life insurance premiums and disability insurance premiums paid by the Company for Mr. Eitan aggregating $476 and $0, respectively, in 1997; $43,056 and $0, respectively, in 1996; and $28,960 and $3,977, respectively, in 1995; contributions by the Company to the Company's 401(k) plan on behalf of Mr. Eitan of $4,750 in 1997, $4,750 in 1996 and $4,620 in 1995; $109,616 unused vacation time paid in 1997; forgiveness of indebtedness payable by Mr. Eitan to the Company of $100,000 in 1997, $91,405 in 1996 and $100,000 in 1995; and a $20,000
      payment by the Company to Mr. Eitan in 1996 in consideration for Mr. Eitan's agreement not to exercise certain options to purchase Common Stock of the Company until additional shares of Common Stock are authorized by the Company's stockholders. See "Executive Compensation - Compensation Committee Interlocks and Insider Participation."

(3) Consists primarily of relocation expense of $54,879 in 1997; living allowance and relocation expense reimbursement of $22,400 and $43,411, respectively, in 1996; and living allowance of $5,200 in 1995.

(4) Consists primarily of $5,212 and $2,998 of car allowance in 1997 and 1996 and the forgiveness of indebtedness payable by Mr. Calhoun to the Company of $25,000 in 1996.

(5) Consists primarily of the forgiveness of indebtedness payable by Mr. Bibring to the Company of $100,000 in 1997 and life insurance premiums and disability insurance premiums paid by the Company for Mr. Bibring aggregating $209 and $0, respectively, in 1997, $6,500 and $0, respectively, in 1996, and $6,500 and $2,211, respectively, in 1995; relocation expense of $20,294 in 1997; and $30,288 of unused earned vacation time paid to Mr. Bibring in 1995.

(6)   Consists primarily of amounts related to car allowance.

Options

      The following tables contain information concerning option grants to, option exercises by and repricing of options granted to, the executive officers named in the Summary Compensation Table during fiscal 1997 and the value of the options held by such persons at the end of fiscal 1997.

                                                                                         Potential Realizable Value at
                       Number        % of Total                                               Assumed Rates of Stock
                    of Securities     Options                                                Appreciation for Option
                     Underlying       Granted         Exercise or                                    Term(1)
                       Options      to Employees      Base Price        Expiration
      Name           Granted (#)   In Fiscal Year     ($/Sh) (2)           Date              5%($)             10%($)
      ----           -----------   --------------     ----------           ----              -----             ------
Yaron I. Eitan           10,000          0.5%            $4.56           09/16/2007         $28,718            $72,740
Michael McCoy            50,000          2.5%            $4.19           10/16/2007        $116,279           $309,248
                         40,000          2.0%            $4.19           01/16/2007         $96,590           $240,354
                         80,000          4.1%            $4.19           02/14/2007        $195,943           $489,059
George Calhoun          100,000          5.1%            $4.19           01/16/2007        $241,476           $600,885
                         10,000          0.5%            $4.56           09/16/2007         $28,718            $72,740
Yoram Bibring            21,000          1.1%            $7.00           01/16/2007         $79,317           $212,113
William Opet             10,000          0.5%            $4.19           01/16/2007         $24,148            $60,088

----------
(1) In accordance with the rules of the Commission, "Potential Realizable Value" has been calculated assuming an aggregate ten-year appreciation of the fair market value of the Company's Common Stock on the date of grant, at annual compounded rates of 5% and 10%, respectively.

(2) The exercise price of each option reported hereunder was equal to or greater than the fair market value of the Company's Common Stock on the date such option was granted.

                         10-Year Option/SAR Repricings

                                          Number of                                                          Length of
                                        Securities Un-        Market                                          Original
                                         derlying Op-        Price of         Exercise                       Option Term
                                            tions/           Stock at         Price at                      Remaining at
                                             SARs            Time of           Time of          New            Date of
                                          Repriced or      Repricing or     Repricing or     Exercise       Repricing or
   Name                     Date            Amended         Amendment         Amendment        Price          Amendment
   ----                     ----            -------         ---------         ---------        -----          ---------
Yaron Eitan                     --               0               --                --             --                     --
Michael McCoy             09/04/97          30,000            $4.19             $8.63          $4.19       7 years 2 months
                          09/04/97          30,000            $4.19             $9.00          $4.19       7 years 9 months
                          09/04/97          20,000            $4.19            $13.00          $4.19       8 years 9 months
                          09/04/97          40,000            $4.19             $7.00          $4.19       9 years 4 months
                          09/04/97          80,000            $4.19             $7.00          $4.19       9 years 5 months
George Calhoun            09/04/97          10,000            $4.19             $8.50          $4.19       6 years 0 months
                          09/04/97          10,000            $4.19            $10.50          $4.19       7 years 0 months
                          09/04/97          10,000            $4.19             $8.88          $4.19       8 years 0 months
                          09/04/97          10,000            $4.19             $9.50          $4.19       9 years 0 months
                          09/04/97         100,000            $4.19             $7.00          $4.19       9 years 4 months
Yoram Bibring                   --               0               --                --             --                    --
                          09/04/97          15,000            $4.19            $14.00          $4.19        7 years 1 month
                          09/04/97          15,000            $4.19            $12.00          $4.19        7 years 1 month
                          09/04/97          15,000            $4.19            $16.00          $4.19        7 years 1 month
                          09/04/97          10,000            $4.19             $9.13          $4.19       7 years 7 months
                          09/04/97          10,000            $4.19             $7.00          $4.19       9 years 4 months

    Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values

                                                        Number of Securities               Value of Unexercised
                                                      Underlying Unexercised                   In-the-Money
                                                       Options at FY-End(#)              Options at FY-End ($)(1)
                        Shares
                       Acquired        Value
    Name            on Exercise(#)    Realized     Exercisable    Unexercisable       Exercisable       Unexercisable
    ----            --------------    --------     -----------    -------------       -----------       -------------
Yaron Eitan             23,000         $80,845      1,452,629        516,666           $207,657               --
Michael McCoy               --              --             --        250,000                 --               --
George Calhoun          19,000         $77,785        177,780        100,000           $117,557               --
Yoram Bibring               --              --             --         78,000                 --               --
William Opet                --              --             --        125,000                 --               --

----------
(1) Value based on market value of the Company's Common Stock on December 31, 1997, or $1.53 per share, minus the exercise price.

Employment Agreements and Other Matters

      In September 1997, the Company offered a voluntary option repricing plan to its employees and directors under which the strike price of outstanding option grants would be reduced to $4.19. If the repricing was elected, any options vested would be required to revest annually in equal installments over a two year period commencing on the repricing date except director options which revest automatically on the repricing date. The vesting period for unvested options, scheduled to vest in the subsequent 24 months, was extended to six months. If an employee terminates prior to revesting, all terms, including price, revert back to the original terms.

      In March 1995, the Company and Mr. Churchill entered into an agreement pursuant to which Mr. Churchill agreed to serve as the Chairman of the Board of the Company and Chairman of the Executive Committee through March 31, 1998. In October 1996, this agreement was amended to provide that Mr. Churchill would continue to serve as the Chairman of the Executive Committee, but not as the Chairman of the Board of Directors. Under the agreement, Mr. Churchill is paid annual compensation of $50,000 and is eligible to receive bonuses at the discretion of the Compensation Committee. In addition, Mr. Churchill, was granted options to purchase 250,000 shares of Common Stock at prices ranging from $8.00 to $14.00 per share. The options became exercisable with respect to 83,333 shares upon issuance, an additional 83,333 shares on March 31, 1996 and an additional 83,333 shares on March 31, 1997.

      In March 1995, the Company entered into an agreement with Mr. Eitan pursuant to which he agreed to serve as the President and Chief Executive Officer of the Company through March 31, 1998. In October 1996, Mr. Eitan assumed the role of Chairman of the Board while continuing to serve as Chief Executive Officer. In March 1998, the Company entered into a new three-year employment agreement with Mr. Eitan. Under the new agreement, Mr. Eitan is paid an annual base salary of $325,000. Mr. Eitan was also granted options to purchase 750,000 shares of the Company's Common Stock at exercise prices ranging from $3.00 to $5.00 per share. These options vest over a three-year period. In addition, all options previously granted to Mr. Eitan prior to the date of execution of the new employment agreement were repriced at an exercise price of $4.375 per share. The vesting schedule and term of such options were not modified. In addition, Mr. Eitan is eligible to receive option grants at the discretion of the Compensation Committee. The Compensation Committee of the Board of Directors, in lieu of awarding a bonus for the fiscal year ended December 31, 1997, forgave $100,000 of Mr. Eitan's indebtedness to the Company. See "Executive Compensation - Committee Interlocks and Insider Participation."

      Pursuant to Mr. Eitan's agreement, the Company provides Mr. Eitan with health, accident and individual disability insurance as well as a life insurance policy with benefits aggregating $1,500,000, with the beneficiaries thereunder to be named by him. Mr. Eitan also is reimbursed for out-of-pocket expenses incurred in connection with the performance of his duties. Mr. Eitan is also entitled to the use of an automobile and the payment of all expenses and maintenance costs attributed thereto as well as for the costs of insuring such vehicle. The Company has also agreed to use its best efforts to have Mr. Eitan elected as a member of the Board of Directors of the Company during the term of his employment agreement.

      In the event Mr. Eitan is discharged by the Company without Cause (as defined in the employment agreement), Mr. Eitan shall be entitled to (i) an amount equal to the lesser of aggregate base salary payable during the remainder of the term or $487,500, payable in quarterly installments; (ii) the immediate vesting of all stock options; and (iii) one year of group health, accident, disability and life insurance as in effect on the date of discharge. In April 1998, the Company announced that its Board of Directors has elected William Spier to replace Mr. Eitan as the Company's Chairman. The Company also announced that its Board of Directors has formed a search committee to find a successor to Mr. Eitan as the Company's Chief Executive Officer.

      In December 1997, the Company entered into an employment agreement with Michael R. McCoy through December 31, 2000 pursuant to which he serves as Executive Vice President and Chief Operating Officer of the Company. Mr. McCoy's employment agreement provides for automatic one year extensions and will continue to be so automatically extended for additional one year periods unless the Company or Mr. McCoy provides the other party with ninety days' notice of its or his intention to terminate the employment relationship. Mr. McCoy received a signing bonus of $25,000 and is presently paid an annual base salary of $275,000, subject to annual reviews and adjustments, and is eligible to receive a discretionary annual bonus of up to $150,000 based upon his performance and the financial position of the Company. Mr. McCoy's employment agreement also provides for grants of options to purchase 350,000 shares of Common Stock. In addition, Mr. McCoy is entitled to receive additional option grants at the discretion of the Compensation Committee. Mr. McCoy is entitled to receive all employee benefits offered to senior executives and key management employees, including, without limitation, disability insurance, hospitalization insurance, major medical insurance, medical reimbursement, survivor income, life insurance and any other benefit plan or arrangement. Mr. McCoy is entitled to be reimbursed for all out-of-pocket expenses reasonably and necessarily incurred in the performance of his duties. Mr. McCoy is also entitled to the use of an automobile and an allowance to cover all expenses and maintenance costs attributed thereto. Upon a Change of Control (as defined in his employment agreement), Mr. McCoy is entitled to receive his salary and benefits through the term of the agreement or for twelve months from the date of termination, whichever is longer. Mr. McCoy is also entitled to immediate vesting of all stock options which he holds in the event of a Change in Control. The Company may terminate the employment agreement with Mr. McCoy for "cause" (as defined in his employment agreement) or in the event of the death or incapacity of Mr. McCoy. In the event the Company terminates Mr. McCoy for another reason, he will generally be entitled to an amount equal to his salary and benefits through the term of the agreement or for twelve months from the date of termination, whichever is longer

      In June 1992, the Company entered into an agreement with Mr. Calhoun who serves as the Senior Vice President of Strategic Marketing of the Company. The agreement has been extended through June 1998. Mr. Calhoun is presently paid a base salary at the rate of $200,000 per year, subject to annual adjustments. Mr. Calhoun is entitled to receive all employee benefits offered to senior executives and key management employees, including without limitation, disability insurance, hospitalization insurance, major medical insurance, medical reimbursement, survivor income, life insurance and any other benefit plan or arrangement. Mr. Calhoun is entitled to be reimbursed for all out-of-pocket expenses reasonably and necessarily incurred in the performance of his duties. Mr. Calhoun also receives the use of an automobile and an allowance to cover all expenses and maintenance costs attributed thereto, as well as the cost of insuring such vehicle. The Company may terminate the employment agreement with Mr. Calhoun for "cause" (as defined in Mr. Calhoun's employment agreement). In the event Mr. Calhoun becomes disabled and the employment agreement terminates, Mr. Calhoun will be entitled to a payment equal to one year of base salary and the immediate vesting of all stock options granted to Mr. Calhoun. Upon certain "changes of control" (as defined in Mr. Calhoun's employment agreement) of the Company, Mr. Calhoun will be entitled to an amount equal to two years of his base salary and the immediate vesting of all options granted to Mr. Calhoun.

      In August, 1997, and in October 1997, the Company amended the June 1, 1994 employment agreement with Mr. Bibring. Pursuant to the amended agreement, the Company was obligated to pay Mr. Bibring an annual salary at $125,000, which includes a $24,000 housing allowance and a $5,000 allowance for health insurance. Pursuant to the agreement, GTIL is obligated to pay Mr. Bibring an annual salary of $80,000. Medical coverage will be terminated or replaced by the Israeli equivalent. GTIL will also pay 5% of the assigned salary to the Israeli 401(k) equivalent.

      In February 1998, the Company entered into an Employment Separation and Release Agreement with Mr. Bibring. The agreement provides that effective March 1, 1998, Mr. Bibring's position as President of Geotek International Networks and Executive Vice President for Geotek Technologies Israel (1992) Ltd. terminated. Mr. Bibring is entitled to receive $68,860 payable in bi-weekly payments for three months commencing March 1, 1998. Payments will be based on an annual base salary at $175,000, payable bi-weekly, less taxes. Mr. Bibring will continue to receive health benefits during this period. On or before April 30, 1998, the Company is required to reimburse Mr. Bibring for taxes due on a $20,000 bonus payment. All remaining debts between the Company and Mr. Bibring were forgiven upon termination. The Company will amend Mr. Bibring's option agreements to reflect a revised exercise price, and the period which Mr. Bibring may exercise such options will be three years from the date of termination of employment.

      In January 1998, the Company entered into an Employment Separation and Release Agreement with Mr. Opet. The agreement provides that effective January 1, 1998, Mr. Opet's position as President and Chief Executive Officer of Geotek Data Company shall be terminated. Mr. Opet shall continue to receive salary compensation until Mr. Opet obtains a replacement position, but such compensation shall not be payable for longer than nine months. Payments to Mr. Opet shall be based on an annual salary of $173,400 payable bi-weekly, less taxes. Mr. Opet will continue to receive health benefits as well as a car allowance during this period. The Company shall amend Mr. Opet's option agreements to reflect a revised exercise price, and the period during which Mr. Opet may exercise such option shall be three years form the date of termination of employment.

      Messrs. Eitan, Calhoun, Bibring, McCoy and Opet are each bound by their current or prior employment agreements to treat confidentially all proprietary information learned by them during the course of their employment with the Company for the term of each agreement and for three years thereafter. Each such officer has also agreed to refrain from competing, in any state of the United States (and in Israel with respect to Mr. Eitan), with the Company or any of its subsidiaries during the term of his agreement and for a period of three years thereafter. Each has also agreed to refrain from soliciting the Company's employees or officers following the termination of his employment.

Compensation of Directors

      All directors receive only options as compensation for acting as directors of the Company. During 1997, Mr. Churchill received $50,000 in compensation for serving as Chairman of the Board and Chairman of the Executive Committee. During 1997, each director (including Messrs. Calhoun, Churchill, and Eitan) of the Company received 10,000 options with an exercise price equal to the fair market value of the Common Stock on the date of grant. Directors are reimbursed for expenses related to their attendance at Board of Directors meetings. All options granted to directors expire ten years from the date of grant.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee consists of Messrs. Churchill, Griffin and Eitan. Mr. Eitan is the Company's Chief Executive Officer. The 16b-3 Committee consists of Messrs. Auch and Griffin.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership (as determined in accordance with Rule 13d-3 promulgated under the Exchange Act) of the Common Stock and Preferred Stock as of April 15, 1998, for
(a) directors,  the nominee for director and executive  officers of the Company,
(b) all directors and executive officers of the Company, as a group, and (c) each person who is known by the Company to own beneficially 5% or more of the Company's Common Stock. Certain of the information set forth below is derived, without independent investigation on the part of the Company, from filings made by such persons on Schedule 13D and Schedule 13G pursuant to Rule 13d-3. No director, nominee for director or executive officer of the Company beneficially owns any of the Company's Series K Stock, Series M Stock, Series O Stock, Series Q Stock, Series R Stock or Series S Stock. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares of Common Stock listed next to such person's name.

            Directors, Nominees
          and Executive Officers               Common         Series H     Series I     Series L      Series N       Series P
          ----------------------               ------         --------     --------     --------      --------       --------
Walter E. Auch (3)                             31,894                0            0            0             0              0
Yoram Bibring(4)                               53,556                0            0            0             0              0
George Calhoun(5)                             191,611                0            0            0             0              0
Purnendu Chatterjee(6)                     12,047,711          444,445           20            0         5,000            100
Winston Churchill(7)                        1,334,288                0            0            0             0              0
Yaron Eitan(8)                                497,970                0            0            0             0              0
Haynes G. Griffin(9)                        3,256,986                0            0      531,643             0              0
Richard Krants(10)                            380,573                0            0            0             0              0
Richard T. Liebhaber(11)                       30,000                0            0            0             0              0
Michael McCoy(12)                                   0                0            0            0             0              0
William Spier(13)                             838,853                0            0            0             0              0
William Opet                                        0                0            0            0             0              0

All directors and executive
   officers as a group                     18,672,942          444,445           20      531,643         5,000            100
(17 persons)(14)
Other Beneficial Owners
-----------------------
Hughes Network Systems, Inc.(15)                    0                0            0            0             0              0
Merrill Lynch & Co., Inc.(16)               1,169,300                0            0            0             0              0
S-C Rig Investments-III(17)                12,047,711          444,445           20            0         5,000            250
Vanguard Cellular Systems, Inc.(18)         3,256,986                0            0      531,463             0              0

----------
*Less than 1%

                                  Total
                                Number of    Percentage     Percentage                    Percentage                     Percentage
                                Shares of    of Class of     of Class     Percentage of   of Class of   Percentage of    of Class of
                                 Common        Common        Series H    Class of Series   Series L        Class of       Series P
                                  Stock         Stock          Stock         I Stock         Stock      Series N Stock      Stock
 Directors, Nominees          Beneficially  Beneficially   Beneficially   Beneficially   Beneficially    Beneficially   Beneficially
and Executive Officers          Owned (1)     Owned (2)        Owned          Owned          Owned          Owned           Owned
----------------------          ---------     -----            -----          -----          -----          -----           -----
Walter E. Auch (3)                 136,894          *             0             0               0              0               0
Yoram Bibring(4)                   147,756          *             0             0               0              0               0
George Calhoun(5)                  369,391          *             0             0               0              0               0
Purnendu Chatterjee(6)          29,793,467      23.06%          100%          100%              0            9.1%            100%
Winston Churchill(7)             1,489,551       1.33%            0             0               0              0               0
Yaron Eitan(8)                   2,467,265       2.17%            0             0               0              0               0
Haynes G. Griffin(9)             3,828,449       3.42%            0             0              50%             0               0
Richard Krants(10)                 420,573          *             0             0               0              0               0
Richard T. Liebhaber(11)           100,000          *             0             0               0              0               0
Michael McCoy(12)                        0          *             0             0               0              0               0
William Spier(13)                  888,853          *             0             0               0              0               0
William Opet                             0          *             0             0               0              0               0

All directors and               39,776,699      30.00%          100%          100%             50%           9.1%            100%
executive officer
as a group (17
persons)(14)

Other Beneficial Owners
-----------------------
Hughes Network                  31,528,436      22.05%            0             0               0              0               0
  Systems, Inc.(15)
Merrill Lynch                    6,853,379       5.85%            0             0               0              0               0
  & Co., Inc.(16)
S-C Rig                         29,793,467      23.06%          100%          100%              0            9.1%            100%
  Investments-III(17)
Vanguard Cellular                3,828,449       3.71%            0             0              50%             0               0
  Systems, Inc.(18)

----------
*Less than 1%

(1) The Series H Stock is, under certain circumstances, convertible into Common Stock by dividing (x) the sum of the $90.00 per share stated value and any dividend arrearage by (y) $9.00 per share (as adjusted from time to time for certain events of dilution). As of April 15, 1998, each share of Series H Stock was convertible into 10 shares of Common Stock. The Series I Stock is, under certain circumstances, convertible into Common Stock by dividing (x) the sum of $500,000 per share stated value and any dividend arrearage by (y) $11.75 per share (as adjusted from time to time for certain events of dilution). As of April 15, 1998, each share of Series I Stock was convertible into 42,553 shares of Common Stock. The Series L Stock is, under certain circumstances, convertible into Common Stock by dividing (x) the sum of $9.408 per share stated value and any dividend arrearage by (y) 9.408 per share (as adjusted from time to time for certain events of dilution). As of April 15, 1998, each share of Series L Stock was convertible into one share of Common Stock. The Series N Stock is, under certain circumstances, convertible into Common Stock by dividing (x) the sum of the $1,000 per share stated value and any dividend arrearage by (y) $11.00 per share (as adjusted from time to time for certain events of dilution). As of April 15, 1998, each share of Series N Stock was convertible into approximately 91 shares of Common Stock. The Series P Stock is convertible into the number of shares of Common Stock as is determined by dividing (i) the sum of the $50,000 stated value per share of Series P Stock plus all unpaid dividends accrued and deemed to have accrued, if any, with respect to such shares of Series P Stock through the last dividend payment date by (ii) the lowest daily volume-weighted average price of the Company's Common Stock during the four (4) business days immediately preceding conversion multiplied by a conversion discount of (i) 100% for conversions prior to June 29, 1997,
      (ii) 95% for conversions after June 29, 1997 but prior to December 31, 1997, (iii) 90% for conversions after December 31, 1997 but prior to June 29, 1998, and (iv) 88% for conversions after June 29, 1998. The Series P Stock becomes convertible into Common Stock in stages during the fifteen
      (15) month period beginning April 1997 and remains convertible until December 31, 2001. As of April 15, 1998, 100 shares of Series P Stock were convertible into shares of Common Stock, with each such share of Series P Stock convertible into approximately 59,242 shares of Common Stock (assuming a conversion price of $0.8440 per share, the closing price of the Common Stock on such date). The number of shares indicated in each column refers only to issued and outstanding shares of such class or series.

(2) The percentage column represents the percentage of Common Stock beneficially owned, calculated in accordance with the Exchange Act, whether presently issued and outstanding or reserved for issuance pursuant to conversion or exercise of acquisition rights.

(3)   Mr. Auch holds 105,000 options which are currently exercisable.

(4)   Mr. Bibring holds 94,200 options which are currently exercisable.

(5)   Mr. Calhoun holds 177,780 options which are currently exercisable.

(6) Dr. Chatterjee is an affiliate of S-C Rig and, as such, may be deemed to beneficially own those securities held by S-C Rig. S-C Rig and certain of its affiliates are the record owners of 444,445 shares of Series H Stock which are convertible into 4,444,450 shares of Common Stock, 20 shares of Series I Stock which are convertible into 851,060 shares of Common Stock, 5,000 shares of Series N Stock which are convertible into 454,545 shares of common Stock, 100 shares of Series P Stock which are convertible into 5,924,171 shares of Common Stock (assuming a conversion price of $0.844 per share, the closing price of the Common Stock on April 15, 1998), and warrants to purchase 5,831,526 shares of Common Stock. Dr. Chatterjee is also deemed to beneficially own options to purchase 200,000 shares of Common Stock held by one of his affiliates, XTEC International, Inc. Dr. Chatterjee also holds 40,000 options which are immediately exercisable. Mr. Chatterjee's address is 888 7th Avenue, Suite 3300, New York, New York 10106.

(7) Mr. Churchill is principal of CIP Capital Management, Inc., the general partner of CIP Capital, L.P. ("CIP"), and, as such, may be deemed to beneficially own those securities held by CIP. CIP is the record holder of 647,784 shares of Common Stock. Mr. Churchill also holds 50,000 options which are currently exercisable. In September 1997, Mr. Churchill elected to reprice 250,000 options he received in 1995 as Chairman of the Board under the Company's voluntary repricing plan. Under the plan all options were repriced to $4.19 and vested options result ratably over a two year commencing with the repricing date. Does not include 135,134 shares of Common Stock held by a trust for the benefit of Mr. Churchill's son, of which shares Mr. Churchill disclaims beneficial ownership. In addition, certain affiliates of Mr. Churchill own $1,000,000 principal amount of Convertible Notes, which are convertible into shares of Common Stock at a conversion price equal to $9.50 per share. As of April 15, 1998, the Convertible Notes and accrued and unpaid interest thereon were convertible into 105.263 shares of Common Stock.

(8)   Mr.  Eitan  currently   holds   1,969,295   options  which  are  currently
      exercisable.

(9) Mr. Griffin is President of Vanguard and, as such, may be deemed to beneficially own these securities held by Vanguard. Vanguard is the record owner of 3,256,986 shares of Common Stock and 531,463 shares of Series L Stock, which are convertible into 531,463 shares of Common Stock. Mr. Griffin also holds 40,000 options which are currently exercisable. Mr. Griffin's address is 2002 Pisgah Church Road, Suite 300, Greensboro, North Carolina 27455.

(10) Includes 40,000 options which are currently exercisable and 2,700 shares held by Mr. Krants' children. In September 1997, Mr. Krants elected to reprice 70,000 options, previously granted to him, under the Company's voluntary repricing plan. Under the plan, all options were repriced to $4.19 and any vested options will revest ratably over two years commencing on the repricing date.

(11)  Mr. Liebhaber holds 70,000 options which are currently exercisable.

(12) Mr. McCoy holds no options which are currently exercisable. In September 1997, Mr. McCoy elected to reprice 200,000 options, previously granted to him, under the Company's voluntary repricing plan. Under the plan, all options were repriced to $4.19 and any vested options will revest ratably over two years commencing on the repricing date.

(13)  Mr. Spier holds 50,000 options which are currently exercisable.

(14) Includes 12,205,693 shares of Common Stock issuable upon the conversion of Series H Stock, Series I Stock, Series L Stock, Series N Stock, Series P Stock (assuming the Series P Stock is converted at a conversion price of $0.844 per share, the closing price of the Common Stock on April 15, 1998) and the exercise of currently exercisable warrants and options.

(15) Consists of shares of Common Stock issuable upon conversion of the $24.5 million HNS Note (assuming the HNS Note is converted at a conversion price of $0.844, the closing price of the Common Stock on April 15, 1998). See "Certain Relationships and Related Transactions" and warrants to purchase 2,500,000 shares of Common Stock issued in connection with the vendor credit agreement between HNS and the Company.

(16) Based on information contained in a Schedule 13G filed on February 4, 1998 on behalf of Merrill, Lynch & Co. Inc., Merrill Lynch Asset Management, L.P., Merrill Lynch Global Allocation Fund, Inc., Merrill Lynch Group, Inc. and Princeton Services, Inc. Includes warrants to purchase 3,052,500 shares of Common Stock. Merrill Lynch & Co.'s address is World Financial Center, North Tower, 250 Vesey Street, New York, New York 10281.

(17) S-C Rig holds, or may be deemed to beneficially own, 444,445 shares of Series H Stock, 20 shares of Series I Stock, 5,000 shares of Series N Stock and 100 shares of Series P Stock, convertible in accordance with the Certificate of Designation of each such series into 4,444,450 shares of Common Stock, 851,060 shares of Common Stock, 454,545 shares of Common Stock and, within sixty (60) days of April 15, 1998, 5,924,171 shares of Common Stock, respectively, and warrants to purchase 5,831,526 shares of Common Stock. Certain of the shares of Series N Stock and Series P Stock are held of record by Winston Partners II, LDC, Winston Partners II, LLC and Winston Partners L.P., affiliates of S-C Rig. S-C Rig also may be deemed to beneficially own 240,000 options which are currently exercisable and are held by affiliates of S-C Rig. S-C Rig's address is 888 7th Avenue, New York, NY 10106.

(18) Vanguard is the record owner of 3,256,986 shares of Common Stock and 531,463 shares of Series L Stock, which are convertible into 531,463 shares of Common Stock. In addition, Vanguard may be deemed to beneficially own 40,000 options which are currently exercisable and are held by Mr. Griffin, Vanguard's President. Vanguard's address is 2002 Pisgah Church Road, Suite 300, Greensboro, NC 27455.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of Management

      During March and April 1997, the Company loaned a total of $300,000 to Yaron Eitan, Chief Executive Officer of the Company, for Mr. Eitan's personal use. $100,000 of this indebtedness was forgiven by the Board of Directors of the Company in March 1998. The largest aggregate amount outstanding during 1997 on the funds loaned by the Company to Mr. Eitan, including accrued interest, was $312,415. The amount outstanding as of March 31, 1998 was $216,713.

      In April 1997, the Company loaned $70,000 to Yoram Bibring, who at that time was the President of Geotek International Networks and Executive Vice President of Geotek Technologies Incorporated, for Mr. Bibring's personal use. The largest aggregate amount outstanding during 1997 on the loan to Mr. Bibring, including accrued interest was $72,897. The entire amount of indebtedness due from Mr. Bibring was forgiven by the Company in February 1998. See "Executive Compensation -- Employment Agreements and Other Matters."

      In 1995 and 1996, the Company loaned a total of $137,000 to Michael McCoy, the Executive Vice President and Chief Operating Officer of the Company, for Mr. McCoy's personal use. The largest aggregate amount outstanding during 1997 on the funds loaned by the Company to Mr. McCoy, including accrued interest was $148,064. The amount outstanding as of March 31, 1998 was $150,027.

      In April 1997, the Company loaned $132,779 to George Calhoun, the Senior Vice President of Strategic Marketing for the Company, for Mr. Calhoun's personal use. The largest aggregate amount outstanding during 1997 on funds loaned by the Company to Mr. Calhoun, including $24,350 loaned to Mr. Calhoun in November 1995 and accrued interest, was $167,133. The amount outstanding as of March 31, 1998 was $169,384.

      The annual rate of interest on all of the aforementioned loans is 5.73%

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

S-C Rig/Chatterjee Group

      On December 15, 1993, the Company sold 444,445 shares of Series H Stock to S-C Rig, an entity affiliated with Messrs. George Soros and Purnendu Chatterjee, a director of the Company, for an aggregate consideration of $40.0 million. In connection with this transaction, the Company entered into a consulting agreement with The Chatterjee Group, an affiliate of S-C Rig (the "Chatterjee Group"), pursuant to which the Chatterjee Group provides certain advisory services for a fee of $25,000 per month. The agreement terminates on the earlier to occur of December 15, 2000 and such date that S-C Rig or one of its affiliates no longer beneficially owns 50% of the shares of the Common Stock into which the Series H Stock is convertible (calculated on a fully diluted basis).

      On April 5, 1996, the Company and S-C Rig entered into an agreement pursuant to which S-C Rig made a $40.0 million unsecured senior credit facility available to the Company. All borrowings under the credit facility were required to be made prior to April 5, 1998, were to accrue interest at a rate of 10% per annum and were to mature four years from the date of the final borrowing thereunder. The Company is obligated to pay S-C Rig a fee equal to 3% of each borrowing under the credit facility at the time of any such borrowing. In connection with the establishment of the credit facility, the Company issued to S-C Rig a five-year warrant to purchase 4,210,526 million shares of Common Stock (subject to adjustment in certain circumstances) at an exercise price of $9.50 per share (subject to adjustment in certain circumstances). On April 22, 1997, the Company and S-C Rig entered into an agreement to permit the Company to borrow funds under this credit facility until April 4, 1999 and to allow the Company five years from the date of its last such borrowing to repay the principal amount owed with respect thereto, at an interest rate of eight percent (8%) per annum. In addition, the Company agreed to extend, until April 2003, the expiration date of the warrants and to reset the exercise price thereof to $6.00 per share. At December 31, 1997, $40 million was outstanding under this facility.

Metro Net

      On January 27, 1994, pursuant to an Agreement and Plan of Merger (the "Metro Net Agreement") with Metro Net and Metro Net's shareholders dated December 9, 1993, the Company issued 3,112,500 shares of Common Stock to the shareholders of Metro Net upon the merger of Metro Net into a newly formed wholly-owned subsidiary of the Company (the "Merger"). Pursuant to the terms of the Metro Net Agreement, Richard Krants, the President and Chief Executive Officer of Metro Net prior to the transaction, was appointed to the Company's Board of Directors at the effective time of the Merger. In connection with this transaction, the Company entered into a consulting agreement with Mr. Krants pursuant to which he agreed to provide consulting services related to the management and construction of the Company's Specialized Mobile Radio networks in exchange for annual consideration of $75,000 and an option to purchase 75,000 shares of Common Stock at a price of $9.50 per share vesting over three years. In September 1997, Mr. Krants elected to reprice these options in accordance with the Company's voluntary repricing plan. Under the plan the option price was reduced to $4.19. Additionally, the options will revest ratably over the two year period commencing with the repricing date. This consulting agreement was renewed for one year in December 1997, and provides for annual consideration of $75,000 payable to Mr. Krants.

HNS

      In  September  1996,  the  Company and GFC  entered  into a vendor  credit
financing  agreement  (the  "HNS  Financing   Agreement")  and  a  manufacturing
agreement (the "HNS Manufacturing Agreement") with HNS pursuant to which HNS agreed to manufacture certain of the components ("BSE") required for the construction of the Company's 900 MHz FHMA network equipment and to provide up to $100.0 million of financing to GFC for up to ninety percent (90%) of the purchase price of such portion of the BSE which are scheduled for delivery to the Company prior to June 30, 1999. Pursuant to the HNS Manufacturing Agreement, GFC is obligated to purchase at least fifty percent (50%) of the Company's domestic and international 900 MHz BSE requirements from HNS so long as GFC is permitted to finance such purchases under the HNS Finance Agreement. All borrowings under the HNS Financing Agreement accrue interest at a rate of eleven percent (11%) per annum and are required to be repaid in ten (10) equal semi-annual payments beginning in December 1999. During 1997, the Company drew down $10.3 million of the $100.0 million of available financing. HNS will be granted a security interest in the BSE manufactured by HNS under the HNS Manufacturing Agreement and financed by HNS under the HNS Financing Agreement as security for GFC's obligations under the HNS Finance Agreement. As further security for GFC's obligations under the HNS Financing Agreement and the HNS Loan Agreement, GFC has pledged to HNS a $24.5 million intercompany note of Geotek License Holdings, Inc., a wholly-owned subsidiary of GFC and the capital stock of such subsidiary. In addition, the Company has guaranteed GFC's obligations under the HNS Financing Agreement.

      In December 1995, the Company and HNS entered into an agreement whereby HNS extended the Company a two year, $24.5 million line of credit for the Company to acquire additional 900 MHz spectrum in the United States. In October 1996, the Company borrowed $24.5 million under the line of credit agreement. Under the terms of the agreement, the two year loan bears interest at 12%, payable quarterly, and is convertible by the holder, beginning 181 days after drawdown, at the lower of 90% of the average sale price of the Company's common stock for the 10 days preceding conversion or $9.75. As of April 15, 1998, the HNS Note is convertible into 29,028,436 shares of Common Stock (assuming a conversion price of $0.8440 per share, the closing price of the Common Stock on such date). The original $24.5 million loan agreement was collateralized by the pledge of the capital stock of the Company's subsidiary which holds the Company's Major Trading Area ("MTA") licenses. In conjunction with the amendment to the Indenture governing the Discount Notes, (see Debt Compliance Matters below) the MTA licenses were reallocated between the subsidiary pledged to HNS and the subsidiary pledged to the Discount Note Holders.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GEOTEK COMMUNICATIONS, INC.

                                         By: /s/ Yaron I. Eitan
                                            ------------------------------------
                                         Yaron I. Eitan, Chief Executive Officer

                                         Date:   April 30, 1998