Form 10-Q
period 1998-03-31
GEOTEK COMMUNICATIONS INC
filed 1998-05-15
CIK 844843

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

COMMON STOCK OUTSTANDING AT May 8, 1998: 119,199,303 SHARES

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

This report contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Securities Reform Act"). The Company desires to take advantage of the "safe harbor" provisions of the Securities Reform Act and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all of such forward-looking statements. When used in this document, the words, "anticipate," "plan," "intend," "believe," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events. Such forward-looking statements relate to, among other things, (i) the Company's ability to obtain the necessary financing, (ii) the Company's ability to renegotiate certain terms and conditions of debt obligations, (iii) the development and commercial implementation of the Driver Logistics (TM) System and the FHMA(R) Network (as hereinafter defined) in the Company's target markets in the United States, (iv) the procurement of radio spectrum and transmission sites, (v) the Company's ability to compete for customers successfully, (vi) the risks of international business, and (vii) the effect of certain legislation and governmental regulation on the Company. The prediction of future results is inherently subject to various risks and uncertainties, including those discussed under "Risk Factors" and elsewhere in this report, and accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements included in and incorporated by reference into this Report. The Company wishes to caution each reader of this Report to consider carefully the specific factors discussed with such forward-looking statements and contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as such factors in some cases have affected, and in the future (together with other factors) could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)

ASSETS                                      March 31, 1998     December 31, 1997
                                            --------------     -----------------
Current assets:
  Cash and cash equivalents                    $  11,643          $  13,393
  Restricted cash                                 63,112             16,140
  Accounts receivables trade, net                  7,034              7,097
  Inventories, net                                22,989             21,477
  Assets held for sale                              --               27,121
  Prepaid expenses and other
    current assets                                 5,012              6,667
  Advances to related parties                     11,500             11,500
                                               ---------          ---------
Total current assets                             121,290            103,395

Investments in affiliates                         11,495             15,923
Property, plant and equipment, net               120,939            112,983
Intangible assets, net                            77,853             80,867
Other assets, principally debt
  issuance costs                                  19,560             18,582
                                               ---------          ---------
Total Assets                                   $ 351,137          $ 331,750
                                               =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                     $  30,555          $  25,170
  Accrued expenses and other                      50,524             53,951
  Current maturities, long-term debt              40,466             42,664
                                               ---------          ---------
Total current liabilities                        121,545            121,785
                                               ---------          ---------

Long-term debt                                   257,419            243,422
Other non current liabilities                      5,312              5,364

Commitments and contingent liabilities

Redeemable preferred stock                        40,000             40,000

Shareholders' (deficit) equity:
Preferred stocks, $.01 par value:                     11                 11
Common stock, $.01 par value:
Authorized 200,000,000, issued 103,531,077
  and 73,874,000 shares, respectively,
  outstanding 103,107,077 and 73,450,000
  shares, respectively                             1,135                739
Capital in excess of par value                   474,608            476,145
Accumulated other comprehensive income              (219)              (145)
Accumulated deficit                             (547,288)          (554,185)
Treasury stock, at cost (424,000
  common shares)                                  (1,386)            (1,386)
                                               ---------          ---------
Total Stockholders' equity                       (73,139)           (78,821)
                                               ---------          ---------
Total Liabilities and Stockholders' equity     $ 351,137          $ 331,750
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

                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                          1998           1997
                                                          ----           ----
Revenues:
   Net product sales                                    $  2,538       $  3,211
   Service income                                          4,394          7,972
                                                        --------       --------
Total revenues                                             6,932         11,183
                                                        --------       --------

Costs and expenses:
   Cost of goods sold                                      9,044          5,047
   Cost of services                                        6,165          6,078
   Engineering and development                             6,652          7,404
   Selling and marketing                                   8,051          5,745
   General and administrative                              9,248          7,305
   Depreciation expense                                    6,046          4,491
   Amortization of intangibles                             2,437          1,043
   Interest expense                                       10,034          9,274
   Interest income                                          (369)        (1,576)
   Equity in losses of investees                           2,589          1,476
   Other (income) expenses                                (1,306)            (5)
                                                        --------       --------
Total costs and expenses                                  58,591         46,282
                                                        --------       --------

Loss from operations before gain
on sale of subsidiary                                    (51,659)       (35,099)

Gain on sale of subsidiary                                58,638           --
                                                        --------       --------

Income (loss) from continuing
operations before taxes
on income and discontinued operations                      6,979        (35,099)

Taxes on income                                              (82)          (484)
                                                        --------       --------

Income (loss) from continuing operations                   6,897        (35,583)

Income from discontinued operations (net
   of $0.3 million of taxes)                                --              350
                                                        --------       --------
Total discontinued operations                               --              350
                                                        --------       --------

Net income (loss) before preferred
stock dividends                                            6,897        (35,233)

Preferred stock dividends                                 (3,803)        (5,285)
                                                        --------       --------

Net income (loss) applicable to
common shares                                           $  3,094       $(40,518)
                                                        ========       ========

Weighted average number of common
shares outstanding                                   105,101,876     60,255,000
                                                     ===========     ==========

Basic (Loss) Earnings per Share:
Income (loss) from continuing
   operations                                           $   0.03        $ (0.68)
Income from discontinued
   operations                                           $   --          $   .01
Net income (loss) applicable
   to common shares                                     $   0.03        $  (.67)

Diluted Earings per share
Net income applicable to common shares                  $   0.06

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY
                    for the three months ended March 31, 1998
                                 (in thousands)
                                   (Unaudited)
                                  (See Note 1)

                                                                                                 Accumulated
                                     Preferred Stock    Common Stock   Capital in                Other
                                    -----------------  --------------  Excess of   Comprehensive Comprehensive  Accumulated Treasury
                                    Shares     Amount  Shares  Amount  Par Value   Income        Income         Deficit     Stock
                                    ------     ------  ------  ------  ---------   ------        ------         -------     -----
Balance, January 1, 1998              1,119     $11    73,874  $  739   $476,145                  $(145)        $(554,185)  $(1,386)
Issuance of common stock:
  Issuance of common stock
    for preferred dividends                             1,823      18      2,250
  Issuance of common
    stock on conversion
    of preferred stock                                 37,517     375       (375)
Issuance of common stock for
  consulting agreement                                     75       1         98
Preferred stock dividends                                                 (3,803)
Comprehensive income
  Net income                                                                        6,897
  Other comprehensive income,
    net of tax                                                                                      (74)
    Foreign currency translation
      adjustments                                                                     (74)
                                                                                   ------
  Other comprehensive income                                                          (74)
Net loss                                                                                                            6,897
                                      -----     ---   -------  ------   --------   ------         -----         ---------   -------
Balance, March 31, 1998               1,119     $11   113,483  $1,135   $474,608   $6,823         $(219)        $(547,288)  $(1,386)
                                      =====     ===   =======  ======   ========   ======         =====         =========   =======

                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                  (See Note 1)

                                                            Three Months Ended
                                                                 March 31,
                                                        ------------------------
                                                          1998            1997
                                                          ----            ----
Cash flows from operating activities:
  Net income (loss)                                     $  6,897       $(35,233)
  Adjustments  to  reconcile  net loss
    to net cash used
    in operating activities:
    Discontinued operations:
      Income from operations                                --             (350)
    Depreciation and amortization                          8,483          5,534
    Adjustments to inventory for
      replacement cost                                     2,304           --
    Non cash interest expense                              7,616          8,283
    Equity in losses of investees                          2,589          1,476
    Gain on sale of subsidiary                           (58,638)          --
    Issuance of stock for management
      consulting fee                                          99           --
    Other, net                                            (1,408)            82
  Changes in operating assets and
  liabilities:
    Decrease in accounts receivable                           63            480
    (Increase) in inventories                             (3,818)        (3,648)
    Decrease (increase) in prepaid
      expenses and other assets                              464         (6,089)
    (Decrease) increase in accounts
      payable and accrued expenses                         1,959         (5,096)
    Other, net                                              (375)           (47)
                                                        --------       --------
Net cash used in operating activities                    (33,765)       (34,608)
                                                        --------       --------

Cash flows from investing activities:
  Acquisition of, and deposits
    for, spectrum licenses                                  --              (54)
  Change in restricted cash                              (46,893)         1,733
  Proceeds from sale of subsidiaries                      87,098           --
  Contract deposits -other current assets                  1,192          1,356
  Change in cash for net assets of
    discontinued operations                                 --             (332)
  Acquisitions of property, plant
    and equipment                                        (13,116)       (12,576)
  Capitalized interest on construction
    in progress & pre-commercial
    spectrum licenses                                     (1,887)        (2,176)
  Proceeds from swap of spectrum licenses                  2,000           --
  Cash invested in unconsolidated
    subsidiaries, net                                       (170)           916
  Other, net                                                 175            164
                                                        --------       --------
Net cash provided by (used in)
  investing activities                                    28,490        (10,969)
                                                        --------       --------

                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                             (Dollars in thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                          1998           1997
                                                          ----           ----
Cash flows from financing activities:
  Repayments under line-of-credit agreements                --           (3,247)
  Proceeds from issuances of convertible
    preferred stock                                         --           25,000
  Proceeds from drawdown of vendor
    financing agreement                                    5,042           --
  Payments for preferred dividends                        (1,265)        (1,269)
  Repayment of capital lease obligations                    (175)           (34)
  Proceeds from the exercise of
    warrants and options                                    --              144
                                                       ---------      ---------
Net cash provided by financing activities                  3,602         20,594
                                                       ---------      ---------

Effect of exchange rate changes on cash                      (77)            (5)
                                                       ---------      ---------
(Decrease) in cash and cash equivalents                   (1,750)       (24,988)
Cash and cash equivalents, beginning of year              13,393        102,720
                                                       ---------      ---------

Cash and cash equivalents, end of year                 $  11,643      $  77,732
                                                       =========      =========

Supplemental cash flow information:
Interest paid in cash                                  $   6,683      $   5,225
Supplemental schedule of noncash
  investing and financing activities:
  Summary of Bogen Communications
    International ("BCI") sale:
    Assets of discontinued operations                       --           23,863
    Liabilities, including foreign
      currency, of discontinued operations                  --          (11,427)
  Acquisition of assets under capital lease                 --              275
  Issuance of common shares for preferred
    dividends                                              2,268          3,062
  Deemed dividend on convertible
    preferred stock                                         --              954
  Management consulting fees paid
    in common stock                                           99           --

                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation and Summary of Significant Accounting Policies:

      Basis of Presentation and Principles of Consolidation

      The consolidated balance sheet of Geotek Communications, Inc. and Subsidiaries ("the Company") as of December 31, 1997 has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. The consolidated financial statements of the Company include all wholly-owned, majority-owned and controlled subsidiaries. The Company accounts for 20%-50% owned entities by the equity method. In the opinion of management, all significant adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

      Certain amounts in the 1997 financial statements and notes have been reclassified to conform to the 1998 presentation.

      The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company's existing cash resources at March 31, 1998, lines of credit facilities and expected cash flow from operations is insufficient to fund its current operations and the implementation of the Company's business plan in the short and long term. The Company's short term business plan is to add customers and customer revenues and market its Driver Logistic(TM) System in its existing eleven markets. The Company's long term business plan includes: the roll-out of the U.S. Network in over 40 markets; the ongoing deployment of existing international wireless networks; the repayment of convertible debt and redeemable preferred stock (if such are not converted into equity); and the repayment of the Company's line of credit and vendor credit facilities and 15% Senior Secured Discount Notes ("Discount Notes").

      As discussed in the Company's 1997 Annual Report on Form 10-K, the Company needed to raise capital beginning in the second quarter of 1998. To date the Company has not raised significant capital. Thus, the Company is experiencing severe cash flow problems and needs immediate access to capital to continue funding its operations and working capital needs including significant past due trade payables. The Company has initiated discussions with certain of its largest debt holders and preferred equity holders in an effort to address these concerns. While the Company continues to seek a capital infusion from strategic partners and others as part of an overall capital restructuring, and is continuing to negotiate with potential investors, the Company needs immediate concessions and funding from such debt and preferred equity holders, as well as its trade creditors, in order to reach a satisfactory restructuring plan.

      Holders of more than a majority of the Company's 15% Notes and S-C Rig, have agreed to waive any defaults resulting from certain unpermitted liens obtained by creditors of the Company's Israeli subsidiary for nonpayment. As of May 15, 1998, HNS has not agreed to waive the defaults resulting from these unpermitted liens. In the event the Company is unable to secure such a waiver from HNS, the Company may experience an event of default under certain agreements with HNS. Such a default could result in an acceleration of the Company's indebtedness to HNS. However, the failure to obtain this waiver does not preclude the Company from authorizing payment of $16.2 million of the accreted value of the Discount Notes to the holders thereof or from drawing down on any of the Company's other restricted cash. There will be additional defaults in the event that additional claims or liens are imposed by the Company's United States and Israeli trade creditors. There can be no assurance that efforts to restructure will result in any formal proposals, that definitive agreements can be reached with any prospects, or that the Company's financial creditors and preferred equity holders will approve any further concessions or agree to provide additional financing. If the Company's preferred equity holders and creditors do not provide the Company with the requested concessions and financing on a timely basis, and if it cannot conclude satisfactory arrangements with other prospects or reach appropriate accommodations with its trade creditors, the Company will be forced to examine other alternatives, including, but not limited to, filing for protection from creditors under applicable bankruptcy laws.

      The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities which might

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      result from this uncertainty.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates and have a material adverse effect on the financial position of the Company. Estimates are used for, among other things: revenue recognition, allowance for doubtful accounts; inventory reserve for the lower of cost or market; product warranty reserves; depreciation and amortization; and the estimated lives of assets and recoverability of long lived assets, including intangibles.

      Restricted Cash

      Restricted cash includes proceeds from the sale of certain assets including the Company's European Assets (see Note 2 below) and compensating balances under letter of credit arrangements. These funds can be accessed by the Company in accordance with the terms of the Indenture governing the Discount Notes, which require the Company to make certain certificates and requires the bondholders acceptance as evidenced by the Trustee's approval. Subsequent to March 31, 1998, the Company withdrew $6.6 million from the restricted cash account, $6.0 million for working capital and $0.6 million for replacement assets as defined in the indenture governing the Company's Discount Notes. The Company has authorized the payment of $16.2 million of the accrued value of the Company's Discounts Notes in accordance with the terms of the Indenture.

      Earnings Per Share

      In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share. In 1997, basic and diluted loss per share are computed by dividing the net income or loss, after preferred stock dividend requirements, by the weighted average number of common shares outstanding during the period as common stock equivalents are excluded since the effect would be anti-dilutive. In 1998 and 1997, the earnings (loss) per share are computed as follows:

                                    Income
                                  (Numerator)         Shares         Per Share
                                 (in thousands)    (Denominator)       Amount
                                 --------------    -------------       ------
March 31, 1998
Net Income                         $   6,897
Less: Preferred Stock
   dividends                          (3,803)
                                   ---------
Basic EPS
Net Income available
   to common stock                     3,094        105,101,876        $0.03
Effective of Dilutive
   Securities
Warrnts                                  478            823,076
Convertible preferred stock            3,803         34,001,465
12% convertible bonds                  2,250          7,894,737
12% convertible note                     735         19,797,980
                                   ---------        -----------
Diluted EPS
Net Income applicable to
   common shares plus
   assumed conversions             $   9,881        166,796,058        $0.06
                                   =========        ===========        =====
March 31, 1997
Basic and diluted EPS
   net loss from continuing
   operations                      $ (35,233)
Plus: preferred stock
   dividend                           (5,285)
Less: Income from discontinued
   operations                            350
                                   ---------
Net Loss applicable to
   common shares                   $ (40,518)        60,255,000        $0.67
                                   =========         ==========        =====

      Comprehensive Income

      In 1998,  the Company  adopted the Financial  Accounting  Standards  Board
      ("FASB") Statement of Financial Accounting Standards ("SFAS") SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company has displayed comprehensive income in the Consolidated Statement of changes in Shareholders' Equity. The adoption of SFAS No. 130 had no impact on the Company's consolidated results of operations, financial position or cash flows.

      Segment Disclosure

      In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows of the Company. The Company is currently assessing the disclosure requirements.

2.    Disposed of Operations and Segments and Acquisitions:

      Discontinuation  of  Communication   Products  Segment  /  Sale  of  Bogen
      Communications Inc. ("BCI")

      On November 26, 1997, the Company disposed of its communication products segment with the sale of its 64% interest in BCI for $18.5 million in cash resulting in a gain of $3.8 million. In accordance with the Company's debt covenants, at December 31, 1997, $9.1 million of the proceeds were limited in the timing of their use and were subsequently released. The Company has reclassified BCI in its financial statements for 1997 and has accounted for

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      it as discontinued operations. The net assets of the discontinued operations at March 31, 1997 were $12.7 million, principally consisting of $0.5 million in cash, $6.2 million in receivables, $6.8 million in inventory, goodwill of $8.0 million, $6.2 million in accounts payable and accrued expenses and $4.4 million in notes payable to banks.

      The table below sets forth certain information with respect to the results of operations of BCI, as consolidated (in thousands).

                                           For the three months
                                           Ended March 31, 1997
                                           --------------------
      Net products sales                         $11,508
      Cost of goods sold                           6,188
      Operating and other expenses                 4,969
      Net Income                                     350

      Sale of European Assets/Assets Held for Sale

      In connection with its strategic initiative to focus its efforts on marketing its Driver Logistic System in the United States, on December 18, 1997, the Company entered into two definitive agreements with Telesystems International Wireless, Inc. ("Telesystems") and affiliates to sell the Company's interest in its German joint venture ("Terrafon") and the Company's wholly-owned subsidiary in the United Kingdom, National Band Three Ltd. ("NB3"). These transactions closed in February 1998.

      The Company sold all of the issued and outstanding shares of capital stock of NB3, a wholly-owned subsidiary and provider of analog public access mobile radio ("PAMR") service in the United Kingdom, for approximately $82.0 million in cash. Five percent of the purchase price is held in escrow to satisfy the Company's indemnity obligations, if any, under the agreement and will be released within six months after the closing of the transaction. The transaction resulted in a gain of $58.6 million to the Company. At December 31, 1997, the total assets and liabilities of NB3 were $33.8 million and $10.5 million, respectively. Assets principally included approximately $4.5 million in cash, $3.2 million in accounts receivable, $5.2 million in goodwill and $18.5 million in property, plant and equipment. Liabilities consisted principally of accounts payable and accrued expenses incurred in the ordinary course of business. The Company consolidated the results of operations of NB3 through the date of sale and consisted of $2.5 million in revenues and $0.3 million of net income.

      The Company sold its interest in Terrafon, the Company's 50/50 joint venture in Germany, which was formed through the merger of the Company's German networks with RWE Telliance A.G. ("RWE"), a mobile radio network, in December 1996, for DM7 million (approximately $3.8 million) in cash. The investment in Terrafon at December 31, 1997 was presented as an asset held for sale and, as such, the Company reduced the carrying value of the investment to fair market value, resulting in a loss of $12.9 million recognized at December 31, 1997. DM0.5 million of the purchase price is currently being held in escrow to satisfy the Company's indemnity obligations, if any, under the agreement and will be released within fifteen months after the closing of the transaction.

3.    Inventories:
                                             March 31, 1998     December 31,1997
                                             --------------     ----------------
      Raw materials                            $ 6,262              $ 4,511
      Work-in-process                              796                1,199
      Finished goods                            19,235               16,767
                                               -------              -------
                                                26,293               22,477

      Reserve for lower of cost or market        3,304                1,000
                                               -------              -------
                                               $22,989              $21,477
                                               =======              =======

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.    Investments in Affiliates:

      In July 1997, the Company entered into a joint venture agreement with two Canadian partners for the purpose of deploying FHMA Networks in the provinces of Ontario, Quebec and British Columbia utilizing 900MHz licenses previously granted to Geotek Communications Canada Inc., a wholly-owned subsidiary of GeoNet Communications Canada Inc. ("GeoNet Canada") by Industry Canada, the regulatory agency responsible for spectrum allocation in Canada. The Company invested $2 million in GeoNet Canada and the two Canadian partners invested $1 million each for a total initial investment of $4 million. Additionally, the Company deposited $2.3 million in a restricted cash account as collateral for the Canadian partner's investment. The parties reserved the right to withdraw from the venture. In the first quarter of 1998, the partners notified the Company and subsequently withdrew from the joint venture. The investors were repaid $2.1 million representing their investment from the restricted cash account. Subsequent to the withdrawal, $1.9 million of the cash remaining in the joint venture was release to the Company. The withdrawal of the Canadian partners resulted in the loss of the Canadian license although the Company may reapply for licenses at such time that the Company obtains sufficient financing to pursue the deployment of networks in Canada.

5.    Intangible Assets, net:

      In 1997,  the Company  entered  into an  agreement to swap certain 900 MHz licenses for additional 900 MHz licenses. In connection with the agreement, the Company will receive $9 million in cash of which $2.0 million was received in January 1998. The Company has not recorded a receivable or gain on this transaction at March 31, 1998. The Company anticipates this transaction will be completed during the later half of 1998.

6.    Long-Term Debt:

      In December 1997, the Indenture governing the Company's Discount Notes was amended allowing the Company to utilize the net proceeds of the sale of the stock of BCI and portions of the proceeds of the sale of the stock of NB3 and Terrafon for working capital purposes. Specifically, the amendment permits the Company's use of net proceeds from the sale of NB3 and Terrafon, approximately $85.8 million, as follows: 20% to repay the Discount Notes; 40% for working capital; and 40% for replacement assets defined as qualifying capital expenditures.

      The covenants place generally more stringent limitations, the most restrictive of which are related to making certain investments in assets other than telecommunications assets, incurring additional debt, use of proceeds from possible future assets sales, and paying dividends on common shares. In the event that the Company does not obtain additional financing or successfully renegotiate the terms of certain indebtedness, it may be in default of certain covenants. See Note 1 to Notes to Consolidated Financial Statements for discussion of unpermitted liens.

      In March 1998, the Company made an offer to purchase a pro-rata portion of the accreted value of the Company's Discount Notes in the aggregate $16.2 million. In May 1998, the holders of the Discount Notes will be repaid the pro-rata portion of the Discount Notes tendered.

      In September 1996, in connection with the HNS Vendor Credit Facility, the Company entered into an agreement with HNS, whereby HNS will manufacture at least 50% of certain components utilized by the Company in its 900 MHz infrastructure equipment through June 1999. During the first quarter of 1998, the Company drew $5 million and, at March 31, 1998, $15.4 million was outstanding under the vendor credit facility.

      In February 1998, the Company entered into an agreement to repay the $2.0 million note payable due July 1, 1998 plus accrued interest in shares of the Company's Common Stock based upon the stock price at the time the shares were registered. In April 1998, 3.0 million shares were issued upon registration.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.    Commitments and Contingent Liabilities:

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

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      outcome were unfavorable to the Company, would have a material adverse effect on the financial position and results of operations.

8.    Stockholders' Equity

      In February 1998, the Company completed an exchange offer whereby certain holders of the Company's Series O Cumulative Convertible Preferred Stock ("Series O Stock") and Series Q Cumulative Convertible Preferred Stock ("Series Q Stock") exchanged $22.4 million for shares of the Company's Series R Preferred Stock ("Series R Stock") and Series S Preferred Stock ("Series S Stock"), whose conversion price is fixed at an amount above the market price of the Company's Common Stock. The $15.9 million of Series R Stock is convertible at $2.00 per share and the $6.5 million of Series S
      Stock is convertible at $4.00 per share which is adjusted under certain circumstance to $3.00 or at 110% of the market price. Additionally, the Company lowered the exercise price of 3.0 million of the Series O Stock and Series Q Stock warrants to $4.00 per share. Under the exchange, the holders also converted $12.4 million of Series O and Q Stock into Common Stock at $1.00 per share. Dividends paid in Common Stock on Series R Stock and Series S Stock as of March 31, 1998 were 142,000 and 52,000, respectively.

      On May 15, 1998, the Company and the holders of its Series Q, Series R and Series S Stock, excluding on Series Q Stock Investor, reached an agreement pursuant to which approximately $13 million value in in the face amount of the Series Q, R and S Stock will be converted into an aggregate of approximately 16 million shares of Common Stock, valued at $.80 per share. The 16 million shares of Common Stock to be issued upon such conversion and exercise are currently covered by a registration statement that is effective under the Securities Act of 1933, as amended. The remaining approximately $11 million value of the Series Q, R and S Stock will be exchanged for shares in the Company's new Preferred Stock Series T ("Series T Stock"). The Series T Stock will be convertible into Common Stock valued at a price of $1.25 per share and will not include rights to exchange or participate in any New Financings as provided in the Series R and S agreements. Pursuant to the terms of the Series R and S Exchange Agreement, the holders would have had the right on May 15, 1998 to make an Election for the Series R and S preferred to convert into common stock at a discount to market price at the time of conversion.

      During the three months ended March 31, 1998, 418 shares of Series O Cumulative Convertible Preferred Stock ("Series O Stock"), including accrued dividends, were converted into 306,000 shares of Common Stock and the Company paid dividends of approximately 69,500 shares of Common Stock with a value of approximately $0.1 million.

      During the three months ended March 31, 1998, the Company paid dividends to the holders of Series P Cumulative Convertible Preferred Stock ("Series P Stock") of approximately 84,000 shares of Common Stock with a value of approximately $0.1 million. Additionally, during the first quarter of 1998, holders of the Series P Stock agreed to convert $7.5 million plus accrued dividends into 7.5 million shares of the Company's Common Stock. These shares were issued upon their registration.

      During the three months ended March 31, the Company paid dividends to the holders of Series Q Cumulative Convertible Preferred Stock ("Series Q Stock") of approximately 268,000 shares of Common Stock with a value of approximately $0.4 million, 88 shares of Series Q Stock, including accrued dividends, were converted into 343,000 shares of Common Stock.

9.    Certain Other Related Party Transactions:

      The Company incurred expenses of $75,000 in the first three months of 1998 and 1997, pursuant to its consulting agreement with a company affiliated with George Soros. Entities affiliated with George Soros also hold the

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      Company's  Series H  Redeemable  Preferred  Shares,  Series I  Convertible
      Preferred Shares, $5.0 million of the Company's Series N Convertible Preferred Stock, Series P Convertible Preferred Stock, 10% of the
      Company's Senior Secured Discount Notes due 2005, and S-C Rig Credit Facility.

      GTI-Israel has entered into a subcontractor agreement with Rafael under which Rafael will partake in the development of the digital wireless network to be deployed by the Company and its subsidiaries in the United States and Korea. Engineering and development expense for the three months ended March 31, 1998 includes approximately $1.2 million for research performed by Rafael under this agreement. GTI-Israel has also entered into agreements with Rafael under which Rafael manufactures the infrastructure equipment to be used by the Company in its U.S. network and for the sale of such equipment by the Company to third parties. At March 31, 1998, the Company had an $22.1 million payable to Rafael.

10.   NASDAQ

      The Nasdaq Stock Market, Inc. ("NASDAQ") advised the Company that it is reviewing the Company's eligibility for continued listing on NASDAQ, because the Company does not currently meet certain of the requirements for continued listing of its Common Stock. As part of NASDAQ's review process, the Company submitted to Nasdaq a response demonstrating the Company's plans to achieve compliance with the listing maintenance standards. On April 23, 1998, the Company received a letter from the Nasdaq stating that the Company's securities are scheduled to be delisted from the NASDAQ effective with the close of business on April 30, 1998. The Company requested a hearing on that decision, which under Nasdaq's rules automatically will stay any delisting pending a ruling by the hearing panel. This hearing has been scheduled for June 4, 1998. There can be no assurance that the hearing will result in a ruling favorable to the Company and the the Company's securities will continue to be listed on the NASDAQ. The inability to maintain the listing could adversely affect the liquidity of the Company's Common Stock. Although the Common Stock continues to be listed on the Pacific Stock Exchange, in the event the Company does not maintain the listing of the Common Stock on the NASDAQ, it will seek approval for listing on the NASDAQ Small Cap Market or another national securities exchange or market. However, there can be no assurance that the Common Stock will be listed on any such other exchanges.

11.   Subsequent Events:

      In April 1998, the Company entered into an agreement to repay a loan for CD$2.0 million (USD$1.4 million), which the Company guaranteed, to the former owner of its subsidiary in Canada, GMSI, in 1.1 million shares of the Company's Common Stock.

      In April 1998, the Company settled an action brought against the Company by its former advisors for $0.8 million in 1.1 million shares of the Company's Common Stock.

      See Note 1 for discussion of unpermitted liens.

      See Note 6 for the conversion of the Company's $2.0 million loan into Common Stock in April 1998.

      See Note 8 for agreement between the Company and the holders of Series O, Q, R and S Stock.

12. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"):

      In July and August 1995, the Company issued, in a private offering, $227.7 million aggregate principal amount at maturity of 15% Discount Notes due July 15, 2005 ("the Discount Notes"). In connection with the Discount Note offering, the Company's wholly-owned U.S. Domestic Subsidiaries, including Geotek USA, formerly PowerSpectrum Inc., and its Subsidiaries, (collectively referred to as the "Guarantor Subsidiaries") fully and unconditionally guarantee such Discount Notes jointly and severally. The Guarantor Subsidiaries are wholly owned by the Company. In addition, the Discount Notes are collateralized by a pledge of the capital stock owned by the Company in NB3, Geotek USA, Inc. and Subsidiaries, MetroNet Systems, Inc., Geotek GmbH Holding Corporation and BCI. As discussed in
      Note 2, the Company entered into agreements to sell NB3 and BCI. The Discount Notes include covenants that place restrictions on the Company primarily related to making certain investments, permitting liens, paying dividends and incurring additional debt.

      The Guarantor Information of Geotek Communications, Inc. and Subsidiaries has been presented on pages F-17 through F-22 in order to present the Guarantor Subsidiaries pursuant to the Guarantor relationship. The Guarantor Information is presented as management does not believe that separate financial statements of the Guarantor Subsidiaries would be meaningful. This Guarantor Information should be read in conjunction with
      the  Consolidated   Financial  Statements.

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

(2) Guarantor Subsidiaries       -For purposes of the Guarantor Information,
                                  Guarantor Subsidiaries includes all U.S.
                                  wireless subsidiaries of Geotek USA combined with Geotek Financing Corporation, Geotek License Holding Inc., MetroNet Systems, Inc. and ANSA Communications, Inc., all direct wholly owned subsidiaries of the Parent Company. For purposes of the Guarantor Information, Geotek USA does not contain the consolidated financial statements of GTI - Israel, subsidiary of Geotek USA, since GTI-Israel is not a Guarantor Subsidiary. Such statements of GTI - Israel are included with Non-Guarantor Subsidiaries.

(3) Non-Guarantor Subsidiaries   -This includes the Company's  subsidiaries that
                                  are not Guarantor Subsidiaries, principally GTI - Israel, and NB3 which at December 31, 1997 were reclassified to assets held for sale.

(4) Reclassifications and        -Certain reclassifications were made to conform
    Eliminations                  all of the Guarantor Information to the
                                  financial presentation of the Company's
                                  consolidated financial statements. The
                                  principal elimination entries eliminate
                                  investments in subsidiaries and intercompany balances and transactions.

12. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              As of March 31, 1998
                (Dollars in thousands, except per share amounts)

                                                                                                         Geotek
                                        Geotek     Guarantor      Non-Guarantor  Reclassifications    Comm., Inc.
                                      Comm. Inc   Subsidiaries    Subsidiaries   & Eliminations     & Subsidiaries
                                      ---------   ------------    ------------   --------------     --------------
                                         (1)          (2)             (3)              (4)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents              $ 10,766    $                $   877                            $ 11,643
Restricted cash                          63,112          --              --                              63,112
Accounts receivables trade, net              --       3,668           3,366                               7,034
Inventories, net                          2,265       8,397          12,327                              22,989
Prepaid expenses and other assets         1,201       1,403           2,408                               5,012
Advances to related parties                  --      11,500              --                              11,500
                                       --------    --------         -------                            --------
Total current assets                     77,344      24,968          18,978                             121,290
                                       --------    --------         -------                            --------
Inter-company account                   486,006      50,225           2,443           $(538,674)
Investments in affiliates                12,747          --              --              (1,252)         11,495
Property, plant and equipment, net        3,993     131,611           3,164             (17,829)        120,939
Intangible assets, net                    8,457      69,132             264                              77,853
Other assets                             13,860         404           6,760              (1,464)         19,560
Investments in Subsidiaries, at cost     47,893                                         (47,893)
                                       --------    --------         -------           ---------        --------
                                       $650,300    $276,340         $31,609           $(607,112)       $351,137
                                       ========    ========         =======           =========        ========

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable - trade               $  6,585    $ 18,059         $30,585                            $ 30,585
Accrued expenses and other                4,436      11,993          50,524                              50,524
Current maturities, long-term debt       14,540      24,518           1,408                              40,466
                                       --------    --------         -------                            --------
Total current liabilities                25,561      54,570          41,414                             121,545
                                       --------    --------         -------                            --------

Inter-company account                               461,262          77,412            (536,674)
Long-term debt                          242,022      15,397           1,574              (1,574)        257,419
Other non-current liabilities                         5,296           1,480              (1,464)          5,312

Redeemable preferred stock               40,000                                                          40,000

Shareholders' equity:
Preferred stocks, $.01 par value             11                                                              11
Common stock, $.01 par value              1,135                                                           1,135
Capital in excess of par value          440,020      40,621          35,286             (46,319)        474,608
Foreign currency translation
   adjustment                                                          (219)                               (219)
Accumulated deficit                    (102,063)   (300,806)       (125,338)             (19,081)      (547,288)
Treasury stock, at cost                  (1,386)                                                         (1,386)
                                       --------    --------         -------           ---------        --------
                                        342,717    (260,185)        (90,271)            (65,400)        (73,139)
                                       --------    --------         -------           ---------        --------
                                       $650,300    $275,340         $31,609           $(607,112)       $351,137
                                       ========    ========         =======           =========        ========

12. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             As of December 31, 1997
                (Dollars in thousands, except per share amounts)

                                                                                                        Geotek
                                      Geotek      Guarantor      Non-Guarantor    Reclassifications    Comm., Inc.
                                      Comm. Inc   Subsidiaries    Subsidiaries      & Eliminations   & Subsidiaries
                                      ---------   ------------    ------------      --------------   --------------
                                        (1)           (2)             (3)                  (4)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents              $ 11,413    $     23         $ 1,957                            $ 13,393
Restricted cash                          16,140                                                          16,140
Accounts receivables trade, net                       2,430           4,667                               7,097
Inventories, net                          1,389      11,727           8,361                              21,477
Assets held for sale                                                 27,121                              27,121
Prepaid expenses and other assets         1,417       2,691           2,559                               6,667
Advances to related parties                          11,500                                              11,500
                                       --------    --------         -------                            --------
Total current assets                     30,359      28,371          44,665                             103,395
                                       --------    --------         -------                            --------
Inter-company account                   465,250      86,206           3,039           $(554,495)
Investments in affiliates                17,175                                          (1,252)         15,923
Property, plant and equipment, net        4,373     115,422          10,431             (17,243)        112,983
Intangible assets, net                    8,742      71,118           1,007                              80,867
Other assets                             32,402       5,661         (17,918)             (1,563)         18,582
Investments in Subsidiaries, at cost     47,893                                         (47,893)
                                       --------    --------         -------           ---------        --------
                                       $606,194    $306,778         $41,224           $(622,446)       $331,750
                                       ========    ========         =======           ==========       ========

LIABILITIES & SHAREHOLDERS' EQUITY

Current  liabilities:
Accounts payable - trade               $  3,895    $ 13,250         $ 8,025                            $ 25,170
Accrued expenses and other               10,099      17,657          26,195                              53,951
Current maturities, long-term debt       16,715      24,550           1,399                              42,664
                                       --------    --------         -------                            --------
Total current liabilities                30,709      55,457          35,619                             121,785
                                       --------    --------         -------                            --------

Inter-company account                               469,157          85,338            (554,495)
Long-term debt                          233,068      10,354           1,574              (1,574)        243,422
Other non-current liabilities                         5,296           1,631              (1,563)          5,364

Redeemable preferred stock               40,000                                                          40,000

Shareholders' equity:
Preferred stocks, $.01 par value             11                                                              11
Common stock, $.01 par value                739                                                             739
Capital in excess of par value          446,557      40,621          35,286             (46,319)        476,145
Foreign currency translation
   adjustment                                                          (145)                               (145)
Accumulated deficit                    (143,504)   (274,107)       (118,079)            (18,495)       (554,185)
Treasury stock, at cost                  (1,386)                                                         (1,386)
                                       --------    --------         -------           ---------        --------
                                        302,417    (233,486)        (82,938)            (64,814)        (78,821)
                                       --------    --------         -------           ---------        --------
                                       $606,194    $306,778         $41,224           $(622,446)       $331,750
                                       ========    ========         =======           =========        ========

12. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    For the Three Months Ended March 31, 1998
                             (Dollars in thousands)


                                   Geotek       Guarantor    Non-Guarantor   Reclassifications    Comm., Inc.
                                   Comm. Inc.  Subsidiaries   Subsidiaries     & Eliminations    & Subsidiaries
                                   ----------  ------------   ------------     --------------    --------------
                                      (1)          (2)           (3)                 (4)
Revenues:
Net product sales                 $    --      $  1,455         $ 5,179            $(4,096)           $2,538
  Service income                       --         1,681           2,713                 --             4,394
                                  -------      --------         -------            -------            ------
    Total revenues                     --         3,136           7,892             (4,096)            6,932
                                  -------      --------         -------            -------            ------
Costs and expenses:
  Cost of goods sold                   --         8,526           3,619             (3,101)            9,044
  Cost of services                     --         5,158           1,007                 --             6,165
  Engineering and development          --            --           6,652                 --             6,652
  Marketing                            75         6,026           1,950                 --             8,051
  General and administrative        4,990         4,215              43                 --             9,248
  Interest expense                  9,658           360              81                (65)           10,034
  Interest and other income          (375)           (1)            (58)                65              (369)
  Depreciation                        190         5,133           1,132               (409)            6,046
  Amortization of intangibles       1,846           247             344                 --             2,437
  Equity in losses of investees     2,589            --              --                 --             2,589
  Other expenses (income)          (1,776)          171             299                 --            (1,306)
                                  -------      --------         -------            -------            ------
Total costs and expenses           17,197        29,835          15,069             (3,510)           58,591
                                  -------      --------         -------            -------            ------
Loss on operations before gain
    on sale of subsidiary         (17,197)      (26,699)         (7,177)              (586)          (51,659)
Gain on sale of subsidiary         58,638            --              --                 --            58,638
                                  -------      --------         -------            -------            ------
Income (loss) from continuing
    operations before taxes on
    income and discontinued
    operations                     41,441       (26,699)         (7,177)              (586)            6,979
Taxes on income                        --            --             (82)                --               (82)
                                  -------      --------         -------            -------            ------
Net income (loss)                 $41,441      $(26,699)        $(7,259)           $  (586)           $6,897
                                  =======      ========         =======            =======            ======

12. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    For the Three Months Ended March 31, 1997
                             (Dollars in thousands)

                                                                                                               Geotek
                                         Geotek        Guarantor      Non-Guarantor   Reclassifications      Comm., Inc.
                                        Comm. Inc.    Subsidiaries    Subsidiaries      & Eliminations     & Subsidiaries
                                        ----------    ------------    ------------      --------------     --------------
                                           (1)              (2)             (3)                (4)
Revenues:
  Net product sales                       $    --      $    718          $10,492            $(7,999)          $  3,211
  Service income                               --            80            7,892                 --              7,972
                                          -------      --------          -------            -------           --------
    Total revenues                             --           798           18,384             (7,999)            11,183
                                          -------      --------          -------            -------           --------
Costs and expenses:
  Cost of goods sold                           --         2,947            8,203             (6,103)             5,047
  Cost of services                             --         3,574            2,804               (300)             6,078
  Engineering and development                  --         1,839            5,571                 (6)             7,404
  Marketing                                    75         3,963            1,707                 --              5,745
  General and administrative                2,095         2,451            2,759                                 7,305
  Interest expense                          7,419         1,751              239               (135)             9,274
  Interest and other income                (1,338)           --             (373)               135             (1,576)
  Depreciation                                 35         2,941            1,515                 --              4,491
  Amortization of intangibles                 517           188              338                 --              1,043
  Equity in losses of investees               399            --            1,077                 --              1,476
  Other expenses (income)                     (39)          (13)              --                 47                 (5)
                                          -------      --------          -------            -------           --------
Total costs and expenses                    9,163        19,641           23,840             (6,362)            46,282
                                          -------      --------          -------            -------           --------
Loss from continuing operations
    before taxes on income and
    discontinued operations                (9,163)      (18,843)          (5,456)            (1,637)           (35,099)
Taxes on income                                --            --             (484)                --               (484)
                                          -------      --------          -------            -------           --------
Loss from continuing operations
before discontinued operations             (9,163)      (18,843)          (5,940)            (1,637)           (35,583)

Discontinued operations:
     Income from discontinued
     operations                                --            --              350                 --                350
                                          -------      --------          -------            -------           --------
Net loss                                  $(9,163)     $(18,843)         $(5,940)           $(1,637)          $(35,233)
                                          =======      ========          =======            =======           ========

12. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                    For the Three Months Ended March 31, 1998
                             (Dollars in thousands)

                                                                                                                         Geotek
                                                   Geotek         Guarantor    Non-Guarantor    Reclassifications      Comm., Inc.
                                                  Comm. Inc.    Subsidiaries   Subsidiaries       & Elimination's   & Subsidiaries
                                                  ----------    ------------   ------------       ---------------   --------------
                                                      (1)           (2)             (3)                  (4)
Cash Flows From Operating Activities:
 Net income (loss)                                   $41,441       $(26,699)       $(7,259)            $(586)         $ 6,897
  Adjustments to reconcile net loss to net cash
    used in operating activities:
 Depreciation & amortization                           2,036          5,380          1,476              (409)           8,483
 Equity in losses of investees                         2,589             --             --                --            2,589
 Adjustments to inventory for replacement costs           --             --             --             2,304            2,304
 Non-cash interest expense                             7,616             --             --                --            7,616
 Issuance of Common Stock for management
      consulting fee                                      99             --             --                --               99
 Gain on sale of subsidiary                          (58,638)            --             --                --          (58,638)
 Other, net                                           (1,257)          (151)            --                --           (1,408)
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable             --         (1,238)         1,301                --               63
   (Increase) in inventories                            (876)         3,330         (6,272)               --           (3,818)
   (Increase) in prepaid expenses and other
     assets                                              216            728           (480)               --              464
    Increase in accounts payable & accrued
     expenses                                         (2,973)          (855)         5,787                --            1,959
    Other, net                                          (375)            --             --                --             (375)
                                                     -------       --------        -------             -----          -------
 Net cash used in operating activities               (10,122)       (19,146)        (3,143)             (995)         (33,765)
                                                     -------       --------        -------             -----          -------

Cash flows from investing activities:
  Cash invested in unconsolidated
     subsidiaries, net                                  (170)            --             --                --             (170)
  Proceeds from swap of licenses                          --          2,000             --                --            2,000
  Acquisitions of property, plant & equipment           (399)        (7,135)        (6,577)              995          (13,116)
  Capitalized interest on construction in
     progress and pre-commercial spectrum
       licenses                                       (1,877)            --             --                --               --
Change in restricted cash                            (46,893)            --             --                --          (46,893)
  Contract deposits - other current assets                              560            632                --            1,192
  Proceeds from sale of subsidiary                    87,098             --             --                --           87,098
  Other                                                   63            112             --                --              175
                                                     -------       --------        -------             -----          -------
Net cash provided by (used in) investing
   activities                                         37,903         (4,463)        (5,945)              995           28,490
                                                     -------       --------        -------             -----          -------

Cash flows from financing activities:
Draw down of vendor financing agreements                  --          5,042             --                --            5,042
   Repayment of capital lease obligation                (175)            --             --                --             (175)
   Payment of preferred dividends                     (1,265)            --             --                --           (1,265)
   Intercompany financing                            (26,988)        18,903          8,085                --               --
                                                     -------       --------        -------             -----          -------
 Net cash provided by financing activities           (28,428)        23,586          8,085                --            3,602
                                                     -------       --------        -------             -----          -------

Effect of exchange rate changes on cash                   --             --           (77)                --              (77)
                                                     -------       --------        -------             -----          -------
Increase (decrease) in cash & cash equivalents          (647)           (23)        (1,080)               --           (1,750)
                                                     -------       --------        -------             -----          -------
Cash & cash equivalents, beginning of year            11,413             23          1,951                --           13,393
                                                     -------       --------        -------             -----          -------
Cash & cash equivalents, end of year                 $10,766       $     --        $    --             $  --          $11,643
                                                     =======       ========        =======             =====          =======


12. Condensed Consolidating Financial Informatio n For Guarantors ("Guarantor Information"): continued

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                    For the Three Months Ended March 31, 1997
                             (Dollars in thousands)

                                                                                                                    Geotek
                                                     Geotek      Guarantor     Non-Guarantor  Reclassifications   Comm., Inc.
                                                   Comm. Inc.   Subsidiaries   Subsidiaries    & Elimination's   & Subsidiaries
                                                   ----------   ------------   ------------    ---------------   --------------
                                                        (1)        (2)             (3)              (4)

Cash Flows From Operating Activities:
Net loss                                           $  (9,163)    $ (18,843)      $(5,590)          $(1,637)        $ (35,233)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
  Discontinued operations:
   (Income) from operations                               --            --          (350)               --              (350)
  Depreciation & amortization                            551         3,273         1,963              (253)            5,534
  Equity in losses of investees                          399            --         1,077                --             1,476
  Non-cash interest expense                            7,262         1,021            --                --             8,283
  Other, net                                              82            --            --                --                82
  Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable              --          (129)          609                --               480
  (Increase) decrease in inventories                      --        (3,874)          226                --            (3,648)
  (Increase) in prepaid expenses & other assets         (511)         (761)       (4,817)               --            (6,089)
  Increase (decrease) in accounts payable &
     accrued expenses                                 (3,108)          866        (2,854)               --            (5,096)
  Other, net                                             (47)           --            --                --               (47)
                                                   ---------     ---------       -------           -------         ---------
Net cash (used in) operating activities               (4,535)      (18,447)       (9,736)           (1,890)          (34,608)
                                                   ---------     ---------       -------           -------         ---------

Cash flows from investing activities:
  Acquisition of, and deposits for, spectrum
     licenses                                             --           (54)           --                --               (54)
  Acquisitions of property, plant & equipment           (880)      (11,551)       (2,035)            1,890           (12,576)
  Capitalized interest  on construction in progress
     & pre-commercial spectrum licenses                 (361)       (1,815)           --                --            (2,176)
  Change in cash for net assets of discontinued
     operations                                           --            --          (332)               --              (332)
  Cash invested in unconsolidated subsidiaries, net      916            --            --                --               916
  Change in restricted cash                              109            --         1,624                --             1,733
  Contract deposits - other current assets                --            --         1,356                --             1,356
  Other - net                                             --           164            --                --               164
                                                   ---------     ---------       -------           -------         ---------
 Net cash provided by (used in) investing
    activities                                          (216)      (13,256)          613             1,890           (10,969)
                                                   ---------     ---------       -------           -------         ---------

Cash flows from financing activities:
   Proceeds from issuance of convertible preferred
     stock                                            25,000            --            --                --            25,000
   Repayments under line of credit agreement              --            --        (3,247)               --            (3,247)
   Repayment of capital lease obligations                (34)           --            --                --               (34)
   Proceeds from exercise of warrants & options          144            --            --                --               144
   Payment for preferred dividends                    (1,269)           --            --                --            (1,269)
   Intercompany financing                            (42,766)       31,794        10,792                --                --
                                                   ---------     ---------       -------           -------         ---------
Net cash provided by financing activities            (18,925)       31,794         7,725                --            20,594
                                                   ---------     ---------       -------           -------         ---------

Effect of exchange rate changes on cash                   --            --            (5)               --                (5)
                                                   ---------     ---------       -------           -------         ---------
Increase (decrease) in cash & cash equivalents       (23,676)           91        (1,403)               --           (24,988)
Cash & cash equivalents, beginning of year            94,218           364         8,138                --           102,720
                                                   ---------     ---------       -------           -------         ---------
Cash & cash equivalents, end of year               $  70,542     $     455       $ 6,735           $    --         $  77,732
                                                   =========     =========       =======           =======         =========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto, included elsewhere in this report and the 1997 Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. They do not include any adjustments to the carrying value of assets and liabilities that might result from the
aforementioned   uncertainty   (see  Note  1  to  the   Consolidated   Financial
Statements).

Results of Operations

General

The Company is in various stages of operations of its networks in Philadelphia, Washington DC/Baltimore, New York, Boston, Miami, Dallas, Tampa, San Antonio, Houston and Phoenix and, as a result, has not yet generated positive cash flow. The Company expects to incur substantial losses and have negative cash flow from operations for the foreseeable future, attributable primarily to the operating, sales, marketing, general and administrative expenses relating to the roll-out of the U.S. Network as well as an ongoing investment in engineering and development related to its wireless communications activities. There can be no assurance that the Company will operate at profitable levels, have positive cash flow from operations or continue to obtain financing to proceed with the implementation of its operating plan.

The Company's existing cash resources at March 31, 1998 and expected cash flow from operations are insufficient to fund its current operations and the full implementation of the Company's business plan in the short and long term.

As discussed in the Company's 1997 Annual Report on Form 10-K, the Company needed to raise capital beginning in the second quarter of 1998. To date the Company has not raised significant capital. Thus, the Company is experiencing severe cash flow problems and needs immediate access to capital to continue funding its operations and working capital needs including significant past due trade payables. The Company has initiated discussions with certain of its largest debt holders and preferred equity holders in an effort to address these concerns. While the Company continues to seek a capital infusion from strategic partners and others as part of an overall capital restructuring, and is continuing to negotiate with potential investors, the Company needs immediate concessions and funding from such debt and preferred equity holders, as well as its trade creditors, in order to reach a satisfactory restructuring plan.

Holders of more than a majority of the Company's 15% Notes and S-C Rig, have agreed to waive any defaults resulting from certain unpermitted liens obtained by creditors of the Company's Israeli subsidiary for nonpayment. As of May 15, 1998, HNS has not agreed to waive the defaults resulting from these unpermitted liens. In the event the Company is unable to secure such a waiver from HNS, the Company may experience an event of default under certain agreements with HNS. Such a default could result in an acceleration of the Company's indebtedness to HNS. However, the failure to obtain this waiver does not preclude the Company from authorizing payment of $16.2 million of the accreted value of the Discount Notes to the holders thereof or from drawing down on any of the Company's other restricted cash. There will be additional defaults in the event that additional claims or liens are imposed by the Company's United States and Israeli trade creditors. There can be no assurance that efforts to restructure will result in any formal proposals, that definitive agreements can be reached with any prospects, or that the Company's financial creditors and preferred equity holders will approve any further concessions or agree to provide additional financing. If the Company's preferred equity holders and creditors do not provide the Company with the requested concessions and financing on a timely basis, and if it cannot conclude satisfactory arrangements with other prospects or reach appropriate accommodations with its trade creditors, the Company will be forced to examine other alternatives, including, but not limited to, filing for protection from creditors under applicable bankruptcy laws.

The Company has historically grouped its operations into two types of activities: wireless communications and communications products. On November 26, 1997, the Company discontinued its communication products subsidiary, with the sale of its 64% interest in Bogen Communications International, Inc. ("BCI"), for $18.5 million in cash (see discussion below). BCI was primarily engaged in the development, manufacturing, and marketing of telephone peripherals and sound and communications equipment. The Company's wireless communications subsidiaries are currently engaged in marketing and enhancing its Driver Logistics System in the United States. Additionally, the wireless communications subsidiaries are involved in: enhancing the proprietary FHMA Network; selling its proprietary

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

digital wireless infrastructure equipment internationally; and implementing digital wireless communications systems internationally. In December 1997, the Company entered into two definitive agreements to sell its analog trunked mobile radio services in the United Kingdom and Germany for approximately $82 million and DM 7 million, respectively. These sales were consummated in February 1998 (see discussion below).

In July 1997, the Company entered into a joint venture agreement with two Canadian partners for the purpose of deploying FHMA Networks in the provinces of Ontario, Quebec and British Columbia utilizing 900MHz licenses previously granted to Geotek Communications Canada Inc., a wholly-owned subsidiary of GeoNet Communications Canada Inc. ("GeoNet Canada"), by Industry Canada, the regulatory agency responsible for spectrum allocation in Canada. The Company invested $2 million in GeoNet Canada and the two Canadian partners invested $1 million each for a total initial investment of $4 million. Additionally, the Company deposited $2.3 million in a restricted cash account as collateral for the Canadian partners' investments. The parties reserved the right to withdraw from the venture. In the first quarter of 1998, the Canadian partners notified the Company and subsequently withdrew from the joint venture. The Canadian partners were repaid their investment from the restricted cash account, approximately $2.1 million, and $1.9 million of the balance of cash in the joint venture was released to the Company. The withdrawal of the Canadian partners resulted in the loss of the Canadian licenses although the Company may reapply for licenses at such time that the Company obtains sufficient financing to pursue its deployment of the network in Canada.

The Company holds a 21% interest in Anam Telecommunications, Inc. ("Anam Telecom"), a holder of a nationwide trunked radio system license in Korea. The license covers a geographic area with a population of approximately 45 million people and is based on the implementation of the Company's FHMA system on an 800MHz frequency. The Company's FHMA system operates in the 900MHz frequency band in the United States. Anam Telecom commenced commercial operations in November 1997 in the Seoul region of Korea. The deployment of a FHMA-based digital system in Korea is subject, but not limited to, the same risks attendant to the deployment of the Company's digital wireless system in the United States. Additionally, the devaluation of the Korean Won during the fourth quarter of 1997 or any additional devaluation of the Won could result in an adverse effect on the ability of Anam Telecom to deploy and operate the FHMA system in Korea.

In 1997, the Company, through its subsidiary Geotek Technologies, Inc. ("GTI"), entered into contracts to provide Anam Telecom, as well as Hyundai Electronics ("HEI"), FHMA Network equipment and to supervise network construction. HEI, in turn, will sell such equipment to the Korean regional operators. To date all contracts have been denominated in dollars; however, the further devaluation of the Korean Won may have an adverse effect on the Company's ability to sell infrastructure in Korea in the future or to negotiate satisfactory agreements or amendments to existing agreements.

The Company owns a 70% interest in Geotek Argentina S.A. which holds a nationwide trunked radio system license in Argentina. The license was awarded in August 1997 and covers metropolitan Buenos Aires, Cordova, Mendoza and Santa Fe. Geotek Argentina is currently deploying a demonstration site in Buenos Aires. The deployment of a FHMA Network in Argentina is subject, but not limited to, the same risks attendant to the deployment of the Company's digital wireless system in the United States.

In connection with its strategic initiative to focus its efforts on marketing the Driver Logistics System in the U.S., in December 1997, the Company entered into two definitive agreements to sell its European assets. The sales were consummated in February 1998. Under the first agreement, the Company sold its operating subsidiary, National Band Three Ltd. ("NB3"), for approximately $82.0 million in cash. NB3 provides analog Public Access Mobile Radio ("PAMR") services to approximately 64,500 subscribers in the United Kingdom and, in 1996, was awarded a license to operate a digital PAMR network in the United Kingdom. Under the second agreement, the Company sold its 50/50 joint venture in Germany, Terrafon, for approximately DM 7 million in cash. Terrafon was established in December 1996 through a merger of the Company's German networks and RWE Telliance A.G. ("RWE") mobile radio network and provides analog radio service to approximately 42,700 subscribers. The use of proceeds from the sales of NB3 and Terrafon are subject to significant limitations outlined in the Indenture governing the Company's Discount Notes (see "Liquidity and Capital Resources").

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Summary of Operations

The results of operations are presented for continuing operations of the Company. Results of the discontinued operation, communication products, have been reclassified.

Consolidated

Consolidated revenues from continuing operations decreased during the first three months of 1998 compared to the same period of 1997 by 38% principally due to the sale of NB3 which occurred in February 1998.

Consolidated operating expenses increased by 27% during the first quarter of 1998 compared to the first quarter of 1997 due primarily to increased general and administration expenses related to the sale of the Company's European Assets and marketing expenses to support the U.S. Network roll-out including the deployment of a direct sales force.

Consolidated losses from continuing operations before gain on sale of subsidiary increased by $16.4 million to $51.5 million in the first quarter of 1998.

Interest income decreased in 1998 due to a lower level of cash and cash equivalents held during the year.

Wireless Communications Activities

As discussed previously, the Company entered into two agreements to sell its ownership interests in its European assets in the United Kingdom and Germany. The table below set forth certain information with respect to the results of operations of the Company's core activities for the three months ended March 31 (dollars in thousands).

                                            1998                1997
                                            ----                ----
Net total revenue                        $   4,389           $   3,671
Gross margin                                (9,961)             (4,988)
                                              (227)%              (136)%
Engineering and development                  6,652               7,404
General & administrative expense             8,774               6,179
Sales and marketing                          7,605               4,414
Equity in loss of investees                 (1,306)                356
Other (income)/loss                          2,589                   9
Loss before interest, taxes,
   depreciation & amortization             (34,275)            (23,350)
Depreciation & amortization                  8,064               3,957
Loss before interest and taxes             (42,339)            (27,307)
Net loss                                 $ (52,031)          $ (34,644)


Revenues from wireless communications activities increased by $0.7 million or 20% for the quarter ended March 31, 1998 compared to the same period of 1997. Revenues increased due to the increase in the number of customers using the U.S. Network. The increase in negative gross profit for the Company is primarily the result of increased direct service costs related to the digital network in additional markets in the U.S., the cost of which are currently not covered by revenues, and the cost of inventory of customer handsets which are marketed under a promotion program at an amount less than cost.

Engineering and development costs related to the digital wireless system and customer handsets decreased $0.8 million for the quarter ended March 31, 1998 due to the reduction in development activities and efforts to contain costs.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

The Company's U.S. Network is in various stages of operations in 11 markets throughout the United States and, accordingly, continues to put in place its marketing, engineering, operations and administrative staff and systems. During the third quarter of 1997, the Company commenced operations in Houston, Phoenix and San Antonio. Marketing expenses in 1998 compared to 1997 increased by approximately $3.2 million or 7.2% due to the U.S. Network marketing programs and an increase in the direct sales force.

The increase in the Company's 1998 general and administrative expenses of $2.6 million or 42% was primarily due to transaction costs associated the sale of the Company's European Assets.

The Company's equity in losses of less than 50% owned entities in 1998 was primarily attributable to the results of the Company's Canadian and Korean joint ventures. As discussed above, the Company's Canadian partners withdrew in the first quartered 1998 and thus, the Company recognized 100% of the losses inthe canadian venture as the Company was providing 100% of the funding. The Company's Korean joint ventures are in the process of establishing a digital network in Korea. It is expected that these entities will continue to generate substantial losses in the near future.

Wireless communications activities generated a loss before interest, taxes, amortization and depreciation of $34.3 million for the three months ended March 31, 1998 compared to $23.4 million in 1997. This increase was primarily due to costs related to the ongoing roll-out of the digital wireless network in the U.S. and enhancement of the digital wireless network.

As previously discussed, in December, 1997, the Company entered into two definitive agreements to sell its analog trunked mobile radio services in the United Kingdom and Germany for approximately $82 million and DM 7 million, respectively. These sales were consummated in February 1998. This transaction resulted in a gain of $58.6 million which was recognized in the first quarter of 1998. Upon the decision to sell Terrafon, the Company reduced the carrying value of the investment to fair market value at December 31, 1997. The loss, which was included in Equity in loss of investees at December 31, 1997, was $12.9 million.

Below is a summary of financial data related to NB3 and Terrafon (dollars in thousands).

                                               January 1, 1998      Three months
                                                through date           ended
                                                  of sale          March 31,1997
                                               --------------      -------------

Net total revenue                                $  2,543             $ 7,514
Gross margin                                        1,683               5,045
                                                      66%                  67%
General & administrative expense                      474               1,127
Sales and marketing                                   446               1,331
Equity in loss of investees                             0               1,119
Income before interest, taxes,
      depreciation & amortization                     763               1,469
Depreciation & amortization                           419               1,576
Income (loss) before interest
      and taxes                                       344                (108)
Net income (loss)                                $    290             $  (588)

Discontinued Operations -- Communications Products Activities

On November 26, 1997, the Company discontinued its communication products segment with the sale of its 64% interest in BCI for $18.5 million in cash. The capital stock of BCI was pledged to the holders of the Company's Discount Notes. The Company's debt covenants and amendment thereto place timing restrictions on the Company's ability to utilize the proceeds for working capital purposes. At December 31, 1997, the Company had received $18.5 million in proceeds; however, $9.1 million is reflected in the 1997 consolidated balance sheet under the caption Restricted Cash. This amount was released based upon the completion of certain conditions during the first quarter of 1998. This transaction resulted

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

in a 1997 gain of approximately $3.8 million.

Liquidity and Capital Resources

The following discussion of liquidity and capital resources, among other things, compares the Company's financial and cash position as of March 31, 1998 to the Company's financial and cash position as of December 31, 1997 (See footnote 1 to the Consolidated Financial Statements).

As described above in Results of Operations - General, the Company is experiencing severe cash flow problems and needs immediate access to capital to continue funding its operations. See also Note 1 to Notes to Consolidated Financial Statements.

The Company has a $100.0 million vendor credit facility, the last $50 million of which is subject to the satisfaction of certain conditions, with Hughes Network Systems ("HNS"). The credit facility is for the purchase of infrastructure equipment for which the Company accepted delivery of $5.0 million during the three months ended March 31, 1998. At March 31, 1998, $15.4 million of this facility was utilized.

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

These funds can be accessed by the Company in accordance with the terms of the Indenture governing the Discount Notes, which require the Company to make certain certifications and requires the holders of the Discount Notes acceptance as evidenced by the Trustee's approval. Subsequent to March 31, 1998, the Company withdrew $6.6 million from the restricted cash account, $6.0 million for working capital and $0.6 million for replacement assets as defined in the Indenture. The Company has authorized the payment of $16.2 million of the accreted value of the Company's Discount Notes in accordance with the terms of the Indenture.

During the three months ended March 31, 1998, cash and cash equivalents decreased by $1.8 million to $11.6 million while working capital increased by $18.4 million to $0.3 million.

Operating Activities

Cash utilized in connection with operating activities, for the three months ended March 31, 1998, amounted to $33.8 million. This included changes in operating assets and liabilities of $1.7 million. This change was primarily related to an increase in inventory of $3.8 million and an increase in accounts payable and accrued expenses of $2.0 million.

The Company's U.S. Network operations extended sales and marketing promotions under which a dealer will be eligible to purchase equipment at a discount based on achievement of sales goals. According to the Company's policy in which the Company does not adjust inventory values for sales promotions, the Company has neither provided an accrual nor adjusted the $8.4 million carrying value of the U.S. Network inventory for promotions as of March 31, 1998. The results of promotions will be recorded commensurate with the sale.

Investing Activities

Cash provided by investing activities was $28.5 million for the three months ended March 31, 1998. In February 1998, the Company completed the sale of its European Assets for approximately $87.1 million. In accordance with the
Indenture governing the Company's Discount Notes, the net proceeds are restricted. During the first quarter of 1998, $33.2 million was released from the restricted cash account in accordance with the terms of the Indenture including $9.2 million from the sale of BCI.

In 1997, the Company entered into an agreement to swap certain 900 MHz licenses for additional 900 MHz licenses. In connection with the agreement, the Company will receive $9.0 million of which $2.0 million was received in January 1998. The Company has not recorded a receivable or gain on this transaction at March 31, 1998, the Company anticipates this transaction will be completed during the later half of 1998.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

The  Company  expended  $13.1  million  to  acquire  equipment  during  1998 and
capitalized   $1.9  million  in  interest  on   construction   in  progress  and
pre-commercial FCC licenses.

In July 1997, the Company entered into a joint venture agreement with two Canadian partners for the purpose of deploying FHMA Networks in the provinces of Ontario, Quebec and British Columbia utilizing 900MHz licenses previously granted to Geotek Communications Canada Inc., a wholly-owned subsidiary of GeoNet Communications Canada Inc. ("GeoNet Canada") by Industry Canada, the regulatory agency responsible for spectrum allocation in Canada. The Company invested $2 million in GeoNet Canada and the two Canadian partners invested $1 million each for a total initial investment of $4 million. Additionally, the Company deposited $2.3 million in a restricted cash account as collateral for the Canadian partner's investment. The parties reserved the right to withdraw from the venture. In the first quarter of 1998, the partners notified the Company and subsequently withdrew from the joint venture. The investors were repaid $1.9 million representing their investment from the restricted cash account. The withdrawal of the Canadian partners resulted in the loss of the Canadian license although the Company may reapply for licenses at such time that the Company obtains sufficient financing to pursue the deployment of networks in Canada.

Financing Activities

In February 1998, the Company completed an exchange offer whereby certain holders of the Company's Series O Cumulative Convertible Preferred Stock ("Series O Stock") and Series Q Cumulative Convertible Preferred Stock ("Series Q Stock") exchanged $22.4 million for shares of the Company's Series R Preferred Stock ("Series R Stock") and Series S Preferred Stock ("Series S Stock"), whose conversion price is fixed at an amount above the market price of the Company's Common Stock. The $15.9 million of Series R Stock is convertible at $2.00 per share and the $6.5 million of Series S Stock is convertible at $4.00 per share which is adjusted under certain circumstance to $3.00 or at 110% of the market price. Additionally, the Company lowered the exercise price of 3.0 million of the Series O Stock and Series Q Stock warrants to $4.00 per share. Under the exchange, the holders also converted $12.4 million of Series O and Q Stock into Common Stock at $1.00 per share.

In May 1998, the Company and the holders of its Series Q, Series R and Series S Stock reached an agreement pursuant to which approximately $13 million value of the Series Q, R and S Stock will be converted into an aggregate of 16 million shares of Common Stock, valued at $.80 per share. The 16 million shares of Common Stock to be issued upon such conversion and exercise are currently covered by a registration statement that is effective under the Securities Act of 1933, as amended. The remaining approximately $11 million value of the Series Q, R and S Stock will be exchanged for shares in the Company's new Preferred Stock Series T ("Series T Stock"). The Series T Stock will be convertible into Common Stock valued at a price of $1.25 per share and will not include rights to exchange or participate in any New Financings as provided in the Series R and S agreements.

Pursuant to the terms of the Series R and S Exchange Agreement, the holders would have had the right on May 15, 1998 to make an Election for the Series R and S preferred to convert into common stock at a discount to market price at the time of conversion.

During the first three months of 1998, in connection with the receipt of infrastructure equipment from HNS, the Company drew down $5.0 million on its $100 million vendor credit facility with HNS. At March 31, 1998, approximately $15.4 million was drawn down and $84.6 million was available, the last $50 million of which is subject to satisfaction of certain conditions.

The Company paid cash dividends totaling approximately $1.3 million on its outstanding preferred stocks during the three months ended March 31, 1998.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Part II.  Other Information

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibit 4 - Certificate of Designation of Series T
                Convertible Preferred Stock of Geotek Communications, Inc., dated May 15, 1998 (excluding any exhibits and schedules thereto).

                Exhibit 10.1 - Conversion and Exchange Agreement by and between Geotek Communications, Inc. and certain other parties, dated May 15, 1998 (excluding any exhibits and schedules thereto).

                Exhibit 10.2 - Registration Rights Agreement by and between Geotek Communications, Inc. and certain other parties, dated May 15, 1998 (excluding any exhibits and schedules thereto).

                Exhibit 12 - Computation of Earnings to Fixed Charges

                Exhibit 27 -  Financial Data Schedule


            (b) Reports on Form 8-K

            The following reports on Form 8-K were filed by the Company in the first quarter of 1998:

                  (i) Current Report on Form 8-K filed January 30, 1998, reporting the Company entered into agreements to exchange Series O Preferred Stock and Series Q Preferred Stock with Series R Preferred Stock and Series S Preferred Stock.

                  (ii) Current Report on Form 8-K filed February 17, 1998, announcing the resignation of Robert Kerstein as Chief Financial Officer and the appoint of Anne Eisele to Senior Vice President and Chief Financial Officer, Randy Miller to Vice President and Treasurer, and Valerie DePiro to Vice President, Chief Accounting Officer and Corporate Controller.

                  (iii) Current  Report on Form 8-K  filed  February  19,  1998, reporting the completion of the sale of Company's European analog assets.

                  (iv) Current Report on Form 8-K filed February 26, 1998, reporting the consummation of the exchange agreements with the holders of Series O Preferred Stock and Series Q Preferred Stock into Series R Preferred Stock and Series S Preferred Stock.

                  (v) Current Report on Form 8-K filed March 18, 1998, announcing an offer to purchase up to $16.2 million of the accreted value of the Company's 15% Senior Secured Discount Notes due 2005 for a cash value equal to the accreted value as of May 8, 1998.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOTEK COMMUNICATIONS, INC.


Date: May 15, 1998                             /s/ Anne E. Eisele
                                               ---------------------------------
                                               Anne E. Eisele
                                               Senior Vice President and Chief
                                               Financial Officer

                                               /s/ Valerie E. DePiro
                                               ---------------------------------
                                               Valerie E. DePiro
                                               Vice President, Chief Accounting
                                               Officer and Corporate Controller