Form 10-Q
period 1998-06-30
GEOTEK COMMUNICATIONS INC
filed 1998-08-14
CIK 844843

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

COMMON STOCK OUTSTANDING AT July 31, 1998: 143,640,000 SHARES

                           GEOTEK COMMUNICATIONS, INC.
                       (Operating as Debtor in Possession)
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I:  Financial Information

      Item 1: Financial Statements

      Item 2: Management's Discussion and Analysis of Financial
              Condition and Results of Operations

PART II: Other Information

      Item 3. Defaults Upon Senior Securities

      Item 6: Exhibits and Reports on Form 8-K

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Securities Reform Act"). The Company desires to take advantage of the "safe harbor" provisions of the Securities Reform Act and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all of such forward-looking statements. When used in this document, the words, "anticipate," "plan," "intend," "believe," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events. Such forward-looking statements relate to, among other things, (i) the Company's ability to develop and obtain confirmation of a plan of reorganization to emerge from bankruptcy, (ii) the Company's ability to obtain the necessary financing to implement its short and long term business plan, (iii) the development and commercial implementation of the Driver Logistics TM System and the FHMA(R) Network (as hereinafter defined) in the Company's target markets in the United States, (iv) the procurement of radio spectrum and transmission sites, (v) the Company's ability to compete for customers successfully, (vi) the risks of international business, and (vii) the effect of certain legislation and governmental regulation on the Company. The prediction of future results is inherently subject to various risks and uncertainties, including those discussed under "Risk Factors" and elsewhere in this report, and accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements included in and incorporated by reference into this Report. The Company wishes to caution each reader of this Report to consider carefully the specific factors discussed with such forward-looking statements and contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as such factors in some cases have affected, and in the future (together with other factors) could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)

ASSETS                                      June 30, 1998      December 31, 1997
                                            -------------      -----------------
Current assets:
  Cash and cash equivalents                   $    2,747          $   13,393
  Restricted cash                                 34,249              16,140
  Accounts receivables trade, net                  5,169               7,097
  Inventories, net                                17,150              21,477
  Assets held for sale                              --                27,121
  Prepaid expenses and other current assets        5,475               6,667
  Advances to related parties                                         11,500
                                              ----------          ----------
Total current assets                              64,790             103,395

Investments in affiliates                         11,412              15,923
Property, plant and equipment, net               117,160             112,983
Intangible assets, net                            78,040              80,867
Advances to related parties                       11,500
Other assets, principally debt issuance
  costs                                           10,299              18,582
                                              ----------          ----------
Total Assets                                  $  293,201          $  331,750
                                              ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                    $    2,917          $   25,170
  Accrued expenses and other                       5,714              53,951
  Current portion of long term debt                 --                42,664
                                              ----------          ----------
Total current liabilities                          8,631             121,785
                                              ----------          ----------

Liabilities subject to compromise                351,442                --
Long-term Debt                                      --               243,422
Other non current liabilities                      5,296               5,364

Commitments and contingent liabilities

Redeemable preferred stock                        40,000              40,000

Shareholders' (deficit) equity:
Preferred stocks, $.01 par value:                     11                  11
Common stock, $.01 par value:
Authorized 200,000,000, issued 141,775,000
  and 73,874,000 shares, respectively,
  outstanding 141,351,000 and 73,450,000
  shares, respectively                             1,418                 739
Capital in excess of par value                   478,213             476,145
Accumulated other comprehensive loss                (110)               (145)
Accumulated deficit                             (590,314)           (554,185)
Treasury stock, at cost (424,000
  common shares)                                  (1,386)             (1,386)
                                              ----------          ----------
Total Shareholders' deficit                     (112,168)            (78,821)
                                              ----------          ----------
Total Liabilities and Shareholders' deficit   $  293,201          $  331,750
                                              ==========          ==========

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)
                                  (See Note 1)

                                                Three Months Ended                   Six Months Ended
                                                       June 30,                          June 30,
                                            ------------------------------    ------------------------------
                                                 1998             1997             1998             1997
                                            -------------    -------------    -------------    -------------
Revenues:
   Net product sales                        $       4,153    $      10,347    $       6,691    $      13,558
   Service income                                   2,496            8,005            6,890           15,977
                                            -------------    -------------    -------------    -------------
Total revenues                                      6,649           18,352           13,581           29,535
                                            -------------    -------------    -------------    -------------
Costs and expenses:
   Cost of goods sold                               6,628            7,591           15,672           12,638
   Cost of services                                 5,269           11,974           11,434           18,052
   Engineering and development                      2,559            8,317            9,211           15,721
   Selling and marketing                            6,082            7,020           14,133           12,765
   General and administrative                       6,207           10,205           15,455           17,510
   Depreciation expense                             6,013            3,980           12,059            8,471
   Amortization of intangibles                      1,346            1,063            3,783            2,106
   Interest expense                                13,759            9,476           23,793           18,750
   Interest income                                   (875)          (1,707)          (1,244)          (3,283)
   Equity in losses of investees                      881            2,133            3,470            3,609
   Other (income) expenses                          1,579              (73)             273              (78)
                                            -------------    -------------    -------------    -------------
Total costs and expenses                           49,448           59,979          108,039          106,261
                                            -------------    -------------    -------------    -------------
Loss from operations before gain
on sale of subsidiary                             (42,799)         (41,627)         (94,458)         (76,726)

Gain on sale of subsidiary                           --               --             58,638             --
                                            -------------    -------------    -------------    -------------
Loss from continuing operations
before taxes on income and discontinued
operations                                        (42,799)         (41,627)         (35,820)         (76,726)

Taxes on income                                      (227)            (118)            (309)            (602)
                                            -------------    -------------    -------------    -------------

Loss from continuing operations                   (43,026)         (41,745)         (36,129)         (77,328)

Income from discontinued operations (net
   of  $0.3 million of taxes)                        --                672             --              1,022
                                            -------------    -------------    -------------    -------------
Total discontinued operations                        --                672             --              1,022
                                            -------------    -------------    -------------    -------------

Net loss before preferred stock dividends         (43,026)         (41,073)         (36,129)         (76,306)

Preferred stock dividends                                           (6,373)          (3,803)         (10,702)
                                            -------------    -------------    -------------    -------------

Net loss applicable to common shares        $     (43,026)   $     (47,446)   $     (39,932)   $     (87,008)
                                            =============    =============    =============    =============

Weighted average number of common
shares outstanding                            130,518,000       62,798,000      119,903,000       61,527,000
                                            =============    =============    =============    =============

Basic and Diluted Loss per Share:
   Loss from continuing operations                 $(0.33)          $(0.77)          $(0.33)          $(1.43)
   Income from discontinued operations               --             $  .01             --             $ 0.02
   Net loss applicable to common shares            $(0.33)          $(0.76)          $(0.33)          $(1.41)

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY
                     for the Six months ended June 30, 1998
                                 (in thousands)
                                   (Unaudited)
                                  (See Note 1)


                                                                                           Capital in
                                                Preferred    Stock     Common    Stock     Excess of    Comprehensive
                                                Shares       Amount    Shares    Amount    Par Value    (Loss) income
                                                ------       ------    ------    ------    ---------     ------------

Balance, January 1, 1998                        1,119        $11       73,874     $739      $476,145
Issuance of common stock for:
     Preferred Stock dividends                                          2,063       20         2,542
     Conversion of preferred stock                                     59,463      595          (595)
     Management consulting agreement                                       75        1            98
     Conversion of note payable                                         3,000       30         1,684
     Conversion of note payable                                         2,200       22         1,353
     Settlement of litigation                                           1,100       11           789
Preferred stock dividends                                                                     (3,803)
Comprehensive income
   Net income                                                                                              $(36,129)
   Other comprehensive income, net of tax
       Foreign currency translation adjustments                                                                  35
                                                                                                                 --
   Other comprehensive income                                                                                    35
Net loss
                                                -----        ---      -------   ------      --------      ---------
Balance, June 30, 1998                          1,119        $11      141,775   $1,418      $478,213       $(36,094)
                                                =====        ===      =======   ======      ========      =========

                                                  Accumulated
                                                     Other
                                                 Comprehensive   Accumulated    Treasury
                                                 (Loss) Income     Deficit       Stock
                                                  ------------   -----------    --------

Balance, January 1, 1998                           $  (145)       $(554,185)    $(1,386)
Issuance of common stock for:
     Preferred Stock dividends
     Conversion of preferred stock
     Management consulting agreement
     Conversion of note payable
     Conversion of note payable
     Settlement of litigation
Preferred stock dividends
Comprehensive income
   Net income
   Other comprehensive income, net of tax               35
       Foreign currency translation adjustments

   Other comprehensive income
Net loss                                                            (36,129)
                                                    ------       ----------     -------
Balance, June 30, 1998                               $(111)       $(590,314)    $(1,386)
                                                    ======       ==========     =======

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                  (See Note 1)

                                                                  Six Months Ended
                                                                      June 30,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
Cash flows from operating activities:
  Net loss                                                      $(36,129)   $(76,306)
  Adjustments  to  reconcile  net loss to net cash
   used in operating activities:
      Discontinued operations:
          Income from operations                                    --        (1,022)
      Depreciation and amortization                               15,842      11,241
      Adjustments to inventory for replacement cost                            1,225
      Non cash interest expense                                   18,480      16,271
      Equity in losses of investees                                3,470       3,609
      Gain on sale of subsidiary                                 (58,638)       --
      Write-off of abandoned transmission sites                    1,450
      Issuance of stock for management consulting fee                 99        --
      Other, net                                                  (1,419)         (1)
  Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable               1,928      (6,132)
          Decrease (increase) in inventories                       4,325      (1,985)
          (Increase) in prepaid expenses and other assets           (167)     (4,819)
          (Decrease) in accounts payable and accrued expenses     (1,441)       (814)
          Other, net                                                 (75)       (344)
                                                                --------    --------
Net cash used in operating activities                            (52,275)    (59,077)
                                                                --------    --------
Cash flows from investing activities:
  Acquisition of, and deposits for, spectrum licenses               --          (695)
  Change in restricted cash                                      (18,109)      3,035
  Proceeds from sale of subsidiaries                              87,098        --
  Contract deposits -other current assets                          1,359         496
  Change in cash for net assets of discontinued operations          --          (313)
  Acquisitions of property, plant and equipment                  (16,758)    (27,062)
  Capitalized interest on construction in progress &
      pre-commercial spectrum licenses                            (2,618)     (4,474)
  Proceeds from swap of spectrum licenses                          2,000        --
  Cash invested in unconsolidated subsidiaries, net                 (170)     (3,830)
  Other, net                                                         175         274
                                                                --------    --------
Net cash provided by (used in) investing activities               52,977     (32,569)
                                                                --------    --------

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                            1998         1997
                                                         ---------    ---------


Cash flows from financing activities:
 Repayments under line-of-credit agreements                   --         (3,247)
 Repayment of Senior Secured Discount Notes                (16,196)
  Borrowings under credit facility                                       20,000
 Proceeds from issuance of convertible preferred stock        --         25,000
 Proceeds from drawdown of vendor financing agreement        6,536         --
 Payments for preferred dividends                           (1,265)      (2,548)
 Repayment of capital lease obligations                       (361)         (79)
 Proceeds from the exercise of warrants and options           --            211
 Other, net                                                    (95)           6
                                                         ---------    ---------

Net cash (used in) provided by financing activities        (11,381)      39,343
                                                         ---------    ---------
Effect of exchange rate changes on cash                         33          246
                                                         ---------    ---------
(Decrease) in cash and cash equivalents                    (10,646)     (52,057)
Cash and cash equivalents, beginning of period              13,393      102,720
                                                         ---------    ---------

Cash and cash equivalents, end of period                 $   2,747    $  50,663
                                                         =========    =========

Supplemental cash flow information:
Interest paid in cash                                    $   6,683    $   5,960
Supplemental schedule of noncash investing and
financing activities:
 Summary of Bogen Communications International
 ("BCI") sale:
    Assets of discontinued operations                         --         24,732
    Liabilities, including foreign currency, of
    discontinued operations                                   --        (10,551)
 Acquisition of assets under capital lease                    --          1,031
 Issuance of common shares for preferred dividends           2,562        6,243
 Deemed dividend on convertible preferred stock               --          1,908
  Issuance of Common Stock for the acquisition of
   Minority Interest in GTIL                                                240
  Issuance of Common Stock on conversion of Note
   Payable and accrued interest                              1,718
  Issuance of Common Stock on conversion of Note
   Payable and accrued interest                              1,397
  Issuance of Common Stock for payment
   of litigation settlement                                    800
  Management consulting fees paid in common stock               99         --

                 See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    Petition For Reorganization Under Chapter 11:

      On June 29, 1998 (the "Filing Date"), Geotek Communications, Inc. ("Geotek") and 73 of its direct and indirect domestic subsidiaries (collectively referred to as "the Company") filed voluntary petitions under Chapter 11 (the "Chapter 11 Cases") of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court"). Since June 29, 1998, the Company has been operating as a Debtor in Possession ("DIP").

      Pursuant to section 362 of the Bankruptcy Code, during the Chapter 11 Cases, creditors and other parties in interest may not, without Bankruptcy Court approval: (a) commence or continue judicial, administrative or other proceedings against the Company which were or could have been commenced prior to commencement of the Chapter 11 Cases, or recover a claim that arose prior to commencement of the Chapter 11 Cases; (b) enforce any prepetition judgments against the Company; (c) take any action to obtain possession of or exercise control over property of the Company or its estate; (d) create, perfect or enforce any lien against property of the Company; (e) collect, assess, or recover claims against the Company that arose prior to the Filing Date; or (f) set off any debt owing to the Company that arose prior to the Filing Date against a claim of such creditor or party in interest against the Company that arose prior to the Filing Date.

      The Company has obtained a $10 million Debtor in Possession Financing Facility (the "DIP Facility") from S-C Rig Investments III, L.P., an affiliate of the Soros Group, a related party, to allow the Company to continue to fund its short term working capital needs in the Chapter 11 Cases (See Note 3). In order to satisfy certain requirements under its DIP Facility, the Company developed a short term business plan and budget pursuant to which the Company has, among other things, discontinued its sales activities in 10 of its 11 commercial markets, ceased construction of additional transmission sites in all of its markets and substantially reduced the size of the Company's support organization including its marketing and administrative personnel (See Note 4, "Asset Impairment and Restructuring Charges").

      The Company continues to be a provider of mobile logistics systems operating over its proprietary network, a spectrum-efficient, high quality, 900 MHz integrated digital voice and data wireless communications network which is based on frequency hopping, multiple access technology (the "FHMA Network") in each of its 11 commercial markets. As part of its short term business plan and budget, the Company is focusing all of its sales resources in its Miami market. Pursuant to the Company's short term business plan, the Company is continuing to provide product support to existing customers in each of its 11 markets.

      As a DIP, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. The United States Trustee for the District of Delaware has appointed an Official Committee of Unsecured Creditors (the "Committee") for the Chapter 11 Cases. The role of the Committee includes, among other things: (a) consultation with the Company concerning the administration of the Chapter 11 Cases; (b) investigation of the acts, conduct, assets, liabilities, financial condition and operations of the Company; and (c) participation in the formulation of a plan of reorganization. In discharging these responsibilities, the Committee has standing to raise issues with the Bankruptcy Court relating to the business of the Company and the conduct and course of the Chapter 11 Cases. The Company is required to pay certain expenses of the Committee, including professional fees, to the extent allowed by the Bankruptcy Court.

      The consolidated financial statements were prepared on a going concern basis and do not purport to show (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) ultimate pre-petition liability amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) the effect of any

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


      changes that may be made to the capitalization of the Company; or (d) the effect of any changes that may be made in the Company's business operations. The outcome of these matters is not presently determinable. The continued viability of the Company under Chapter 11 and subsequent to Chapter 11 is dependent upon, among other factors, confirmation of a plan of reorganization and the ability to generate sufficient cash from operations and financing sources to meet its obligations and to fund its short and long term business plan.

      As of June 29, 1998, actions to collect pre-petition indebtedness were stayed and other contractual obligations could not be enforced against the Company. In the Chapter 11 Cases, substantially all liabilities as of the Filing Date are subject to resolution under a plan of reorganization to be voted upon by the Company's creditors and stockholders and confirmed by the Bankruptcy Court. As a result, the adjustment of the total liabilities of the Company remains subject to a Bankruptcy Court approved plan of reorganization, and, accordingly, the amount of such liabilities is not presently determinable. Certain pre-petition liabilities are subject to approval by the Bankruptcy Court for payment in the ordinary course of business. The Bankruptcy Court has authorized the debtors to pay certain pre-petition creditors. These permitted pre-petition payments included employee salary and wages, employee benefits and expenses, sales and use taxes, payroll taxes, and property taxes.

      As debtors-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory, prepetition contracts and unexpired leases. In this context, "assumption" requires the Company to perform their obligations and cure all existing defaults under the assumed contract or lease and "rejection" means that the Company is relieved from its obligation to perform further under the rejected contract or lease, but is subject to a claim for damages for the breach thereof subject to certain limitations contained in the Bankruptcy Code. Any damages resulting from rejection are treated as general unsecured claims in the Chapter 11 Cases. The Company continues to review executory contracts and cannot presently determine or reasonably estimate the ultimate outcome of, or liability resulting from, this review.

      Under the Bankruptcy Code, a creditor's claim is treated as secured only to the extent of the value of such creditor's collateral, and the balance of such creditor's claim is treated as unsecured. Generally, unsecured and undersecured debt does not accrue interest after the Filing Date.

      For 120 days after the date of the filing of a voluntary Chapter 11 petition, a debtor has the exclusive right to propose and file a plan of reorganization with the Bankruptcy Court and an additional 60 days within which to solicit acceptances to any plan so filed (the "Exclusive Period"). The Bankruptcy Court may increase or decrease the Exclusive Period for cause shown, and as long as the Exclusive Period continues, no other party may file a plan of reorganization.

      If a Chapter 11 debtor fails to file its plan during the Exclusive Period or after such plan has been filed fails to obtain acceptance of such plan from impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder or a committee of creditors or equity security holders, may file a plan of reorganization for such Chapter 11 debtor.

      Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the Company. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. At this time it is not possible to predict the outcome of the Chapter 11 case, in general, or the effects of the Chapter 11 case on the business of the Company or on the interests of creditors. At this time, it is not expected that such a plan would provide for recovery by equity security holders.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


      Generally, after a plan has been filed with the Bankruptcy Court, it will be sent, with a disclosure statement approved by the Bankruptcy Court following a hearing, to members of all classes of impaired creditors and equity security holders for acceptance or rejection. Following acceptance or rejection of any such plan by impaired classes of creditors and equity security holders, the Bankruptcy Court, after notice and a hearing, would consider whether to confirm the plan. Among other things, to confirm a plan the Bankruptcy Court is required to find that (i) each impaired class of creditors and equity security holders will, pursuant to the plan, receive at least as much as the class would have received in a liquidation of the debtor and (ii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the debtor or any successor to the debtor, unless the plan proposes such liquidation or reorganization.

      To confirm a plan, the Bankruptcy Court generally is also required to find that each impaired class of creditors and equity security holders has accepted the plan by the requisite vote. If any impaired class of creditors or equity security holders does not accept a plan but all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the so-called "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met, including that (i) at least one impaired class of claims has accepted the plan, (ii) the plan "does not discriminate unfairly" and (iii) the plan "is fair and equitable with respect to each class of claims or interests that is impaired under, and has not accepted, the plan." As used by the Bankruptcy Code, the phrases "discriminate unfairly" and "fair and equitable" have narrow and specific meanings unique to bankruptcy law.

      On July 21, 1998, the Company filed the Debtors' Consolidated Plan of Reorganization (the "Plan") and the Debtors' Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code (the "Disclosure Statement"), each dated as of July 21, 1998. The Plan establishes eleven (11) classes of creditors and nine (9) classes of preferred and common stockholders. The Plan provides that holders of administrative expense claims, i.e. claims arising after the Filing Date, and holders of claims entitled to priority status under the Bankruptcy Code will be paid in full in cash on the "effective date" of the Plan. Other holders of claims will receive in full satisfaction of their claims, notes and/or shares of common stock of the reorganized Company. The preferred stockholders of the Company will receive, assuming certain conditions set forth in the Plan are satisfied, five percent (5%) of the common stock of the reorganized Company, subject to dilution. The common stockholders of the Company will not receive or retain any property under the Plan.

      The Plan is subject to modifications which may be material based on negotiations with creditor and stockholder constituencies. There can be no assurance that the Plan as filed or as may be modified will be accepted by creditors and/or stockholders or confirmed by the Bankruptcy Court.

      A hearing to approve the Disclosure Statement was scheduled for August 18, 1998 and has been adjourned to September 2, 1998.

      As a result of the filing of the Plan on July 21, 1998, the Company's exclusive solicitation period, unless extended by the Bankruptcy Court, will terminate on September 21, 1998.

      On June 30, 1998, the Company's subsidiary in Israel, Geotek Technologies Israel (1992) Ltd., f/k/a PowerSpectrum Technologies, ("GTIL") filed an application for an order freezing all proceedings against GTIL and for the convening of a meeting of GTIL's creditors for the purpose of reaching an arrangement of creditors in the Courts of the State of Israel. GTIL's application was rejected. On or about July 16, 1998, two of GTIL's creditors filed applications for the liquidation of GTIL. The Company expects the applications to be heard, absent a settlement, in September 1998. Pursuant to an agreement reached with one of its creditors, and as

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


      approved by the Israeli court, all proceedings against GTIL have been stayed pending the hearing on the liquidation applications. Pursuant to the court ordered settlement, GTIL may not sell any of its assets or take any actions outside of the ordinary course without first a obtaining court order.

      As of June 30, 1998, the liabilities of the Company's subsidiaries, which are not included in the bankruptcy proceedings and which are not guaranteed by the Company, are included in accounts payable and accrued expenses.

      The principal categories of claims classified as "Liabilities subject to compromise" are identified below and are presented net of additional offer discounts (in thousands):

      Senior Secured Discount Notes, due July 15, 2005, interest
         at 15% due semi-annually beginning January 15, 2001                           $153,501
      Senior Subordinated Convertible Notes, due February 2001
         interest at 12% , due semi-annually February 15 and August 15                   75,000
      HNS Convertible note due October 2, 1998, interest at 12% due quarterly            24,500
      S-C Rig credit facility, interest at 8% due semi-annually                          40,000
      Vendor financing due beginning July 10, 1999 in ten equal installments
         of aggregate principal, interest at 11% due semi-annually                       17,678
      Debenture (see Note 9)                                                                248
      Note  payable (see Note 9)                                                            611
      Obligations under capital lease                                                     2,368
      Accounts payable                                                                   29,031
      Accrued expenses                                                                   38,796
                                                                                         ------
      Gross liabilities subject to compromise                                           381,733

      Less Additional offer discount:
         Warrants - Senior Secured Discount Notes                                        20,282
         Warrants - HNS Vendor Credit                                                     6,559
         Warrants - S-C Rig Credit Facility                                               3,450
                                                                                     ----------
      Liabilities subject to compromise                                              $  351,442
                                                                                     ==========

      Additional offer discounts and debt issuance costs, which are reflected in
      other   assets,   will  be   adjusted   accordingly   upon   the  plan  of
      reorganization.

      Retainers for reorganization expenses, which primarily represent professional fees, paid during the quarter ended June 30, 1998 totaled approximately $0.7 million and are included in Prepaid and other current assets.


2.    Basis of Presentation and Summary of Significant Accounting Policies:

      Basis of Presentation and Principles of Consolidation The consolidated balance sheet of the Company as of December 31, 1997 has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. The consolidated financial statements of the Company include all wholly-owned, majority-owned and controlled subsidiaries. The Company accounts for 20%-50% owned entities by the equity method. In the opinion of management, except for the effect

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


      of the uncertainty described in Note 1, Note 4 and Note 6 and any other effect of the Chapter 11 Cases, all significant adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

      Certain amounts in the 1997 financial statements and notes have been reclassified to conform to the 1998 presentation.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates and have a material adverse effect on the financial position of the Company (See Note 1, Note 4 and Note 6). Estimates are used for, among other things: revenue recognition, allowance for doubtful accounts; inventory valuation and the reserve for the lower of cost or market; product warranty reserves; depreciation and amortization; and the estimated lives of assets and recoverability of long lived assets, including intangibles.

      Restricted Cash

      Restricted  cash  includes  proceeds  from  the  sale  of  certain  assets
      including   the  Company's   European   Assets  (see  Note  5  below)  and
      compensating balances under letter of credit arrangements.

      At June 30, 1998, the balance of the net proceeds from the sale of the Company's European Assets included in restricted cash was $26.8 million. This restricted cash is collateral for the Company's Senior Secured Discount Notes ("Discount Notes") and can be accessed by the Company only in accordance with the terms of the Indenture governing the Discount Notes. The Indenture requires the Company to make certain certifications, including but not limited to representation that there are no defaults or Events of Defaults under the Indenture governing the Discount Notes and requires the holders of the Discount Notes acceptance to be evidenced by the Trustee's approval. As discussed in Note 9, the Commencement of the Chapter 11 Cases constitutes an Event of Default under the amended Indenture.

      Earnings Per Share

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share. In 1998 and 1997, basic and diluted loss per share are computed by dividing the net income or loss, after preferred stock dividend requirements, by the weighted average number of common shares outstanding during the period as common stock equivalents are excluded since the effect would be anti-dilutive.

      The impact on basic and dilutive loss per share due to the Commencement of the Chapter 11 Cases is neither determinable nor estimable.

      Comprehensive Income

      In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company has displayed comprehensive income in the Consolidated Statement of Changes in Shareholders' Equity. The adoption of SFAS No. 130 had no significant impact on the Company's consolidated results of operations, financial position or cash flows.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

3.    Debtor In Possession Financing:

      On June 29, 1998, the Bankruptcy Court gave approval on an interim basis for a $10 million DIP financing facility ("DIP Financing" or "DIP Facility") with S-C Rig Investments III, L.P., an affiliate of the Soros Group, a related party. The Bankruptcy Court gave final approval of the facility on July 23, 1998.

      Under the terms of the DIP Facility (Credit Agreement, as amended), there are two tranches. The first tranche, consisting of $7 million, was fully committed to the Company upon the interim court approval. The second tranche, consisting of $3 million will be fully committed with the entry of the final order of the court and the satisfaction of certain conditions including the filing of the Chapter 11 Plan of Reorganization and related Disclosure Statement on or before July 21, 1998 and the scheduling of a hearing on or before August 18, 1998 to approve the Disclosure Statement. The Company filed the Chapter 11 Plan of Reorganization and related Disclosure Statement on July 21, 1998 (See Note 1 and Note 14). Fundings under the DIP Facility, to the extent the funds are committed, are effectuated in accordance with the approved budget, payable two weeks in advance of anticipated needs. Interest accrues at a rate of 12% per annum (or at a default rate of 14%) and is payable monthly. Amounts borrowed under the DIP Facility are due on the earliest of (i) October 15, 1998,
      (ii) the occurrence and continuation of an Event of Default as defined in the Credit Agreement, or (iii) the effective date of a Plan of Reorganization.

      The DIP Facility is secured by a first lien on all unencumbered assets of the Company and a second lien on all assets that are encumbered by a permitted lien.

      As of June 30, 1998, there were no borrowings under the DIP Facility and through July 31, 1998, the Company borrowed $7.0 million.

4.    Asset Impairment And Restructuring Charges:

      As discussed in Note 1, concurrent with the Commencement of the Chapter 11 Cases, the Company eliminated its sales activities in 10 of its 11 markets in addition to other operational changes. As a result of these changes, during the quarter ended June 30, 1998, the Company recorded a restructuring charge of approximately $2.0 million. Such charge consisted of approximately $0.6 million of employee severance benefits related to personnel reductions of approximately 120 employees, and approximately $1.4 million related to the write-off of construction in progress for non-commercial transmission sites. The Company did not pay severance to terminated employees. Such amounts are included in Liabilities subject to compromise.

      The financial statements have not been prepared in accordance with GAAP because SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121) has not been

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


      applied. Upon the application of SFAS 121, the Company expects it may be required to write-down the carrying value of certain long-lived assets to their fair value. However, it is not possible at this time to determine such amount or if it is material to the carrying value of such assets.


5.    Disposed of Operations and Segments:

      Discontinuation  of  Communication   Products  Segment  /  Sale  of  Bogen
      Communications Inc. ("BCI")

      On November 26, 1997, the Company disposed of its communication products segment with the sale of its 64% interest in BCI for $18.5 million in cash resulting in a gain of $3.8 million. In accordance with the Company's debt covenants, at December 31, 1997, $9.1 million of the proceeds were limited in the timing of their use and were subsequently released. The Company has reclassified BCI in its financial statements for 1997 and has accounted for it as a discontinued operation. The net assets of the discontinued operations at June 30, 1997 were $14.1 million, principally consisting of $0.6 million in cash, $6.4 million in receivables, $6.4 million in inventory, goodwill of $8.0 million, $5.1 million in accounts payable and accrued expenses and $4.0 million in notes payable to banks.

      The table below sets forth certain information with respect to the results of operations of BCI, as consolidated (in thousands).

                                      For the Three Months    For the Six months
                                      Ended June 30, 1997    Ended June 30, 1997
                                      -------------------    -------------------

      Net products sales                     $12,437                $24,045
      Cost of goods sold                       6,745                 12,933
      Operating and other expenses             5,120                 10,089
      Net Income                                $672                 $1,022

      Sale of European Assets / Assets Held for Sale

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

      The Company sold all of the issued and outstanding shares of capital stock of NB3, a wholly-owned subsidiary and provider of analog public access mobile radio ("PAMR") service in the United Kingdom, for approximately $82.0 million in cash. Five percent of the purchase price is held in escrow to satisfy the Company's indemnity obligations, if any, under the agreement and will be released within six months after the closing of the transaction. The transaction resulted in a gain of $58.6 million to the Company which was recognized during the first quarter of 1998. At December 31, 1997, the total assets and liabilities of NB3 were $33.8 million and $10.5 million, respectively. Assets principally included approximately $4.5 million in cash, $3.2 million in accounts receivable, $5.2 million in goodwill and $18.5 million in property, plant and equipment. Liabilities consisted principally of accounts payable and accrued expenses incurred in the ordinary course of business. The results of operations of NB3 as consolidated by the Company through the date of sale, February 1998, consisted of $2.5 million in revenues and $0.3 million of net income.

      The Company sold its interest in Terrafon, the Company's 50/50 joint venture in Germany, which was formed through the merger of the Company's

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

6.    Inventories:

                                            June 30, 1998     December 31,1997
                                            -------------     ----------------
      Raw materials                            $ 2,679             $ 4,511
      Work-in-process                              889               1,199
      Finished goods                            14,582              16,767
                                               -------             -------
                                                18,150              22,477
      Reserve for lower of cost or market        1,000               1,000
                                               -------             -------
                                               $17,150             $21,477
                                               =======             =======

      At June 30, 1998, no adjustment has been made to the carrying value of inventory as the outcome of the aforementioned uncertainty (See Note 1) is neither determinable nor estimable at this time.

7.    Investments in Affiliates:

      In July 1997, the Company entered into a joint venture agreement with two Canadian partners for the purpose of deploying FHMA Networks in the provinces of Ontario, Quebec and British Columbia utilizing 900MHz licenses previously granted to Geotek Communications Canada Inc., a wholly-owned subsidiary of GeoNet Communications Canada Inc. ("GeoNet Canada") by Industry Canada, the regulatory agency responsible for spectrum allocation in Canada. The Company invested $2 million in GeoNet Canada and the two Canadian partners invested $1 million each for a total initial investment of $4 million. Additionally, the Company deposited $2.3 million in a restricted cash account as collateral for the Canadian partner's investment. The parties reserved the right to withdraw from the venture. In the first quarter of 1998, the partners notified the Company and subsequently withdrew from the joint venture. The investors were repaid $2.1 million representing their investment from the restricted cash account. Subsequent to the withdrawal, $1.9 million of the cash remaining in the joint venture was released to the Company. The withdrawal of the Canadian partners resulted in the loss of the Canadian license.

8.    Intangible Assets, net:

      In 1997, the Company entered into an agreement to swap certain 900 MHz licenses for additional 900 MHz licenses, subject to certain conditions including but not limited to FCC approval. Under the agreement, the Company was entitled to receive $9 million in cash of which $2.0 million was received in January 1998 upon partial closing and transfer of certain licenses. The Company has not recorded a receivable or gain on this transaction at June 30, 1998 as the entire transaction is not complete. The Company has obtained a bankruptcy court order authorizing it to assume, and perform under, this contract. The Company anticipates this transaction will be completed during the third quarter of 1998 and expects to record a gain of approximately $6.9 million.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9.    Liabilities Subject to Compromise/Long-Term Debt:

      The Company did not make its scheduled interest payment of approximately $725,000 on June 30, 1998 on its $24.5 million Loan agreement with Hughes Network Systems ("HNS Loan Agreement") nor does it intend to pay $4.5 million in interest on August 15, 1998 on its Senior Subordinated Convertible Notes ("Convertible Notes"). The commencement of the Chapter 11 Cases and missed interest payment constitute events of default under the Indentures governing the HNS Loan Agreement and Convertible Notes. Additionally, the Chapter 11 Cases and defaults under these agreements constitute an Event of Default under the Indenture governing the Company's Senior Secured Discount Notes and the $40 million S-C Rig Loan Facility. As a result of the commencement of the Chapter 11 Cases, all debt has been accelerated, but payments are stayed and are not currently being made. The entire amounts outstanding have been classified as "Liabilities subject to compromise" at June 30, 1998.

      While operating during the Chapter 11 Cases, the Company is stayed from paying interest on pre-petition indebtedness. During such time as the Company is operating under Chapter 11, it will only report interest expense to the extent that such interest will be paid during the Chapter 11 Proceedings at the direction of the Bankruptcy Court. The amount of interest in conjunction with its Indebtedness including its Senior Secured Discount Notes which has not been accrued as a result of the commencement of the Chapter 11 Cases was not significant for the period from the Filing Date through June 30, 1998.

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

      The Indenture governing the Discount Notes places restrictive convenants on the Company, the most restrictive of which are related to making certain investments in assets other than telecommunications assets, incurring additional debt, use of proceeds from possible future assets sales, and paying dividends on common shares. The voluntary bankruptcy petition constitutes an Event of Default under the Indenture governing the Discount Notes.

      In March 1998, under the terms of the amended Indenture, the Company made an offer to purchase a pro-rata portion of the accreted value of the Company's Discount Notes in the aggregate $16.2 million. In May 1998, the accreted value, $723.23 per unit, of 22,206 units of the Discount Notes were repaid to the Holders of the Discount Notes. Additionally, the Company accelerated the amortization of the Warrants and the related debt issuance costs of approximately $2.2 million and $0.3 million, respectively, in connection with the Discount Notes tendered.

      In September 1996, in connection with the HNS Vendor Credit Facility, the Company entered into an agreement with HNS, whereby HNS will manufacture at least 50% of certain components utilized by the Company in its 900 MHz infrastructure equipment through June 1999. During the first six months of 1998, the Company drew down $6.5 million and, at June 30, 1998, $17.7 million was outstanding under the vendor credit facility which includes, the accrued interest for the six month period ended June 15, 1998 of approximately $0.8 million which, in accordance with the Vendor Credit Facility, was added to the principal value.

      In 1996, in connection with the HNS Vendor Credit Facility, the Company issued HNS warrants to purchase 2.5 million shares of the Company's Common Stock at $8.63 to $12.63 ("HNS Warrants"). The HNS Warrants, which were valued at approximately $8.7 million and are being amortized over seven years, were recorded as Other assets. At June 30, 1998, the unamortized

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


      portion of approximately $6.6 million was reclassed to Liabilities subject to compromise as additional offer discount.

      In February 1998, the Company entered into an agreement to repay the $2.0 million note payable due July 1, 1998 plus accrued interest in shares of the Company's Common Stock based upon the stock price at the time the shares were registered. In April 1998, 3.0 million shares were issued upon registration. Due to the decline in the Company's stock price, the 3.0 million shares did not satisfy the entire obligation. At June 30, 1998, approximately $0.6 million remains outstanding and is included in Liabilities subject to compromise.

      In April 1998, the Company entered into an agreement to repay a loan for CD$2.0 million (USD$1.4 million) plus accrued interest, which the Company guaranteed, at a rate of 115% to the former owner of its subsidiary in Canada, GMSI in shares of the Company's Common Stock. The conversion rate was based upon the stock price at the time of conversion. The Company registered 2.2 million shares of Common Stock to satisfy this obligation. However, due to the decline in the price of the Company's Common Stock, the issuance of these shares in May 1998 did not satisfy the entire obligation. At June 30, 1998, approximately $0.2 million remains outstanding and is included in Liabilities subject to compromise.

10.   Commitments and Contingent Liabilities:

      Manufacturing and Sales Commitments

      In 1994, the Company contracted with Mitsubishi Consumer Electronics of America ("MCEA") to manufacture mobile radios on behalf of the Company. This agreement was terminated by MCEA in 1998 and MCEA reserved any rights, if any, it had under the contract claiming defaults and deficiencies by the Company.

      In March 1995, the Company and HNS, a related party, formed a strategic partnership to develop a portable unit. Under the terms of the agreement, HNS and the Company will share equally in the cost of developing the portable unit. During 1995, the Company included as engineering and development expense approximately $6.0 million paid to HNS under the terms of this development contract. Additionally, during the year ended December 31, 1997, the Company accrued $3.2 million in engineering and development expense relative to final development costs under the contract which is included in Liabilities subject to compromise. During 1996 the Company made advances on account of production of $11.5 million to HNS, which is included in Advances to Related Parties. Concurrently with the commencement of the Chapter 11 Cases, the Company has reclassed this amount to non current assets as it is uncertain whether or not this amount will be used to offset production costs within the next 12 months due to the aforementioned uncertainty.

      FCC Waiver

      As permitted by the FCC, the Company subsumed its Designated Frequency Area ("DFA") licenses which were acquired prior to the 1996 auctions with the Company's MTA licenses so that, together, they are regulated as a single MTA license. Under the terms of the MTA licenses the Company acquired during the auctions, a MTA will be "constructed' if one-third of the market's population is served within three years of the grant, August 12, 1999, and two-thirds of the population are served within five years of the grant, August 12, 2001. As an alternative, the Company may elect to request that the FCC waive the requirements for August 12, 1999 and agree to provide substantial service to the MTA by August 12, 2001. There can be no assurance that the Company will be granted such waiver by the FCC.

      Litigation

      In  June  1994,  the  Company  filed  a  lawsuit   against  Harris  Adacom
      Corporation B.V. ("Harris"), a Dutch Corporation, to enforce the Company's

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


      right to repayment of a $3.5 million loan made to Harris in January 1994. On or about May 1994, creditors placed Harris into bankruptcy. In response to the Company's lawsuit, Harris and its subsidiaries filed a lawsuit against the Company in the courts of the State of Israel requesting a declaratory judgment that the Company entered into a binding agreement for the purchase by the Company of a significant interest in certain wireless communication business assets owned by Adacom Technologies Ltd., ("ATL"), an affiliate of Harris and an Israeli publicly traded company, and subsequently breached such agreement. In July 1997, the plaintiffs filed a motion with the court seeking to amend the Statement of Claim to assert a claim for monetary damages of approximately $27 million arising out of the same transaction. This motion is pending. In addition, the plaintiffs are seeking to add Yaron Eitan, formerly the Company's Chairman of the Board and CEO, and Yoram Bibring, who, prior to the Company's reorganization in December 1997, was President and CEO of Geotek International Networks, Inc., as party defendants. The Company believes that the plaintiffs' claims and such actions are primarily an attempt to delay efforts to collect Harris's debt to the Company and the Company has meritorious defense.

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

      The Company also is, from time to time, a party to litigation arising in the ordinary course of business, which may or may not be covered by insurance,. The Company does not believe that results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on the financial position and results of operations.

11.   Stockholders' Equity

      In February 1998, the Company completed an exchange offer whereby certain holders of the Company's Series O Cumulative Convertible Preferred Stock ("Series O Stock") and Series Q Cumulative Convertible Preferred Stock ("Series Q Stock") exchanged $22.4 million in shares of Series O and Q Preferred Stock for shares of the Company's Series R Preferred Stock ("Series R Stock") and Series S Preferred Stock ("Series S Stock"), whose conversion price is fixed at an amount above the market price of the Company's Common Stock. The $15.9 million of Series R Stock is convertible at $2.00 per share and the $6.5 million of Series S Stock is convertible at $4.00 per share which is adjusted under certain circumstance to $3.00 or at 110% of the market price. Additionally, the Company lowered the exercise price of 3.0 million of the Series O Stock and Series Q Stock warrants to $4.00 per share. Under the exchange, the holders also converted $12.4 million of Series O and Q Stock into Common Stock at $1.00 per share. Dividends paid in Common Stock on Series R Stock and Series S Stock in 1998 and prior to the voluntary petition for bankruptcy, were 142,000 and 52,000, respectively.

      On May 15, 1998, the Company and the holders of its Series Q, Series R and Series S Stock, excluding one Series Q investor, reached an agreement pursuant to which approximately $13 million face amount of the Series Q, R and S Stock converted into an aggregate of approximately 16 million shares of Common Stock, valued at $.80 per share. The 16 million shares of Common Stock issued upon conversion and exercise are currently covered by a registration statement that is effective under the Securities Act of 1933, as amended. The remaining approximately $11 million value of the Series Q, R and S Stock was exchanged for shares in the Company's new Preferred Stock Series T ("Series T Stock"). The Series T Stock are convertible into Common Stock valued at a price of $1.25 per share and do not include rights to exchange or participate in any New Financings as provided in the

      Series R and S agreements. Pursuant to the terms of the Series R and S Exchange Agreement, the holders would have had the right on May 15, 1998 to make an Election for the Series R and S Preferred Stock to convert into common stock at a discount to market price at the time of conversion.

      The Company did not declare or pay dividends on its Series H, I, K, L, M, N, O, P, Q, and T Preferred Stock in the second quarter of 1998.

      During the six months ended June 30, 1998, 418 shares of Series O Cumulative Convertible Preferred Stock ("Series O Stock"), including accrued dividends, were converted into 24,807,000 shares of Common Stock and the Company paid dividends of approximately 236,000 shares of Common Stock with a value of approximately $0.2 million.

      During the six months ended June 30, 1998, the Company paid dividends to the holders of Series P Cumulative Convertible Preferred Stock ("Series P Stock") of approximately 84,000 shares of Common Stock with a value of approximately $0.1 million. Additionally, during the first quarter of 1998, holders of the Series P Stock agreed to convert $7.5 million plus accrued dividends into 7.5 million shares of the Company's Common Stock. These shares were issued upon their registration.

      During the six months ended June 30, the Company paid dividends to the holders of Series Q Cumulative Convertible Preferred Stock ("Series Q Stock") of approximately 268,000 shares of Common Stock with a value of approximately $0.4 million, approximately 147.5 shares of Series Q Stock, including accrued dividends, were converted into 11,623,000 shares of Common Stock.

      In April 1998, the Company settled an action brought against the Company by its former advisors for $0.8 million in 1.1 million shares of the Company's Common Stock.

      In May 1998, a holder of the Company's Series N Cumulative Convertible Preferred Stock converted 950 shares, face value $950,000 into 86,363 shares of the Company's Common Stock.

12.   Certain Other Related Party Transactions:

      The Company incurred expenses of $150,000 in the first six months of 1998 and 1997, pursuant to its consulting agreement with a company affiliated with George Soros. At June 30, 1998, $225,000 payable under this agreement remains unpaid and is included in Liabilities subject to compromise. Entities affiliated with George Soros also hold the Company's Series H Redeemable Preferred Shares, Series I Convertible Preferred Shares, $5.0 million of the Company's Series N Convertible Preferred Stock, Series P Convertible Preferred Stock, 10% of the Company's Discount Notes due 2005, and S-C Rig Credit Facility. As described in Note 9, the Company completed a tender offer for $16.2 million of the accreted value of the Discount Notes. Holders of the Discount Notes were repaid the prorata portion of the Discount Notes Tendered. Accordingly, entities affiliated with George Soros received approximately $1.5 million.

      GTI-Israel has entered into a subcontractor agreement with Rafael under which Rafael will partake in the development of the digital wireless network to be deployed by the Company and its subsidiaries in the United States and Korea. Engineering and development expense for the six months ended June 30, 1998 includes approximately $6.0 million for research performed by Rafael under this agreement. GTI-Israel has also entered into agreements with Rafael under which Rafael manufactures the infrastructure equipment to be used by the Company in its U.S. network and for the sale of such equipment by the Company to third parties. At June 30, 1998, the

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


      Company had an $21.2 million payable to Rafael which is reflected in accrued expenses under Liability subject to compromise.

13.   NASDAQ and Pacific Stock Exchange:

      The NASDAQ Stock Market, Inc. ("NASDAQ") advised the Company that it was reviewing the Company's eligibility for continued listing on NASDAQ because the Company did not meet certain of the requirements for continued listing of its Common Stock. As part of NASDAQ's review process, the Company submitted to NASDAQ a response demonstrating the Company's plans to achieve compliance with the listing maintenance standards. On April 23, 1998, the Company received a letter from NASDAQ stating that the Company's securities were scheduled to be delisted from NASDAQ effective with the close of business on April 30, 1998. The Company requested a hearing on that decision, which under NASDAQ's rules automatically stayed any delisting pending a ruling by the hearing panel. This hearing occurred on June 4, 1998 and on June 29, 1998 the Company was informed that it would be delisted.

      Additionally, in July 1998, the Company was informed by the Pacific Stock Exchange that a hearing would be set to evaluate the continued listing of the Company on the Pacific Stock Exchange. The Company declined the opportunity to appear before the hearing and thus, the Pacific Stock Exchange delisted and suspended trading of the Company's Common Stock on August 5, 1998.

14.   Subsequent Events:

      On July 21, 1998, the Company filed the Chapter 11 Plan of Reorganization and related Disclosure Statement and a hearing to approve the Disclosure Statement scheduled for August 18, 1998 has been adjourned to September 2, 1998.


15. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"):

      In July and August 1995, the Company issued, in a private offering, $227.7 million aggregate principal amount at maturity of 15% Discount Notes due July 15, 2005 ("the Discount Notes"). In connection with the Discount Note offering, the Company's wholly-owned U.S. Domestic Subsidiaries, including Geotek USA, formerly PowerSpectrum Inc., and its Subsidiaries, (collectively referred to as the "Guarantor Subsidiaries") fully and unconditionally guarantee such Discount Notes jointly and severally. The Guarantor Subsidiaries are wholly owned by the Company. In addition, the Discount Notes are collateralized by a pledge of the capital stock owned by the Company in NB3, Geotek USA, Inc. and Subsidiaries, MetroNet Systems, Inc., Geotek GmbH Holding Corporation and BCI. As discussed in
      Note 5, the Company sold NB3 and BCI.

      The Guarantor Information of Geotek Communications, Inc. and Subsidiaries has been presented on pages 22 through 27 in order to present the
      Guarantor Subsidiaries pursuant to the Guarantor relationship. The Guarantor Information is presented as management does not believe that separate financial statements of the Guarantor Subsidiaries would be meaningful. This Guarantor Information should be read in conjunction with the Consolidated Financial Statements.

     Notes to Guarantor Information:

     Basis of Presentation - To conform with the terms and conditions of the Notes, the condensed consolidating financial information of the Guarantor

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

   (3) Non-Guarantor Subsidiaries  -This  includes  the  Company's  subsidiaries
                                    that   are   not   Guarantor   Subsidiaries,
                                    principally   GTI  -  Israel   and  NB3  and
                                    reflects the entities  which are not a party
                                    to  the  Chapter  11  Cases.   NB3  and  the
                                    Company's   investment   in   Terrafon,   at
                                    December 31, 1997, were reclassified to assets held for sale.

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

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


15. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               As of June 30, 1998
                (Dollars in thousands, except per share amounts)

                                                                                                             Geotek
                                            Geotek     Guarantor      Non-Guarantor   Reclassifications    Comm., Inc.
                                          Comm. Inc   Subsidiaries    Subsidiaries     & Eliminations     & Subsidiaries
                                          ---------   ------------    -------------   -----------------   --------------
ASSETS                                       (1)          (2)             (3)                (4)

CURRENT ASSETS:
Cash and cash equivalents                 $   1,825    $     488       $     434                             $   2,747
Restricted cash                              34,201         --                48                                34,249
Accounts receivables trade, net                --          2,883           2,286                                 5,169
Inventories, net                              2,128        7,826           7,196                                17,150
Prepaid expenses and other assets             1,783        1,141           2,551                                 5,475
                                          ---------    ---------       ---------                             ---------
Total current assets                         39,937       12,991          12,515                                76,290
                                          ---------    ---------       ---------                             ---------

Inter-company account                       510,519       70,289           1,435          $(582,243)
Investments in affiliates                    12,446         --              --               (1,252)            11,412
Property, plant and equipment, net            4,009      120,645          10,558            (18,025)           117,160
Intangible assets, net                        8,226       69,597             218                                78,040
Advance to related party                       --         11,500            --                                  11,500
Other assets                                  7,455        5,719            --               (2,875)            10,299
Investments in Subsidiaries, at cost         47,918         --              --              (47,918)
                                          ---------    ---------       ---------          ---------          ---------
                                          $ 630,728    $ 290,088       $  24,726          $(652,340)         $ 293,201
                                          =========    =========       =========          =========          =========

LIABILITIES & SHAREHOLDERS' EQUITY

Current  liabilities:
Accounts payable - trade                  $    --      $    --         $   2,917                             $   2,917
Accrued expenses and other                     --           --             5,714                                 5,714
                                                                       ---------                             ---------

Total current liabilities                      --           --             8,631                                 8,631
                                                                       ---------                             ---------

Inter-company account                          --        498,170          84,073          $(582,243)              --
Liabilities subject to compromise           259,495       69,888          22,059                               351,442
Long-term debt                                 --                          1,573             (1,573)              --
Other non-current liabilities                  --          5,296           2,875             (2,875)             5,296

Redeemable preferred stock                   40,000         --              --                 --               40,000

Shareholders' equity:
Preferred stocks, $.01 par value                 11         --              --                 --                   11
Common stock, $.01 par value                  1,418         --                                 --                1,418
Capital in excess of par value              448,705       40,621          35,231            (46,344)           478,213
Foreign currency translation adjustment                                     (110)                                 (110)
Accumulated deficit                        (117,516)    (323,887)       (129,606)           (19,305)          (590,314)
Treasury stock, at cost                      (1,386)                                                            (1,386)
                                          ---------    ---------       ---------          ---------          ---------

                                          $ 331,728    $(283,266)      $ (94,485)         $ (65,649)         $(112,168)
                                          ---------    ---------       ---------          ---------          ---------
                                          $ 630,728    $ 290,088       $  24,726          $(652,340)         $ 293,201
                                          =========    =========       =========          =========          =========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


15. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             As of December 31, 1997
                (Dollars in thousands, except per share amounts)


                                                                                                             Geotek
                                            Geotek     Guarantor      Non-Guarantor   Reclassifications    Comm., Inc.
                                          Comm. Inc   Subsidiaries    Subsidiaries     & Eliminations     & Subsidiaries
                                          ---------   ------------    -------------   -----------------   --------------
ASSETS                                       (1)          (2)              (3)                (4)

CURRENT ASSETS:
Cash and cash equivalents                $  11,413    $      23       $   1,957                             $  13,393
Restricted cash                             16,140                                                             16,140
Accounts receivables trade, net                           2,430           4,667                                 7,097
Inventories, net                             1,389       11,727           8,361                                21,477
Assets held for sale                                                     27,121                                27,121
Prepaid expenses and other assets            1,417        2,691           2,559                                 6,667
Advances to related parties                              11,500                                                11,500
                                         ---------    ---------       ---------                             ---------

Total current assets                        30,359       28,371          44,665                               103,395
                                         ---------    ---------       ---------                             ---------

Inter-company account                      465,250       86,206           3,039          $(554,495)
Investments in affiliates                   17,175                                          (1,252)            15,923
Property, plant and equipment, net           4,373      115,422          10,431            (17,243)           112,983
Intangible assets, net                       8,742       71,118           1,007                                80,867
Other assets                                32,402        5,661         (17,918)            (1,563)            18,582
Investments in Subsidiaries, at cost        47,893                                         (47,893)
                                         ---------    ---------       ---------          ---------          ---------

                                         $ 606,194    $ 306,778       $  41,224          $(622,446)         $ 331,750
                                         =========    =========       =========          =========          =========

LIABILITIES & SHAREHOLDERS' EQUITY

Current  liabilities:
Accounts payable - trade                 $   3,895    $  13,250       $   8,025                             $  25,170
Accrued expenses and other                  10,099       17,657          26,195                                53,951
Current maturities, long-term debt          16,715       24,550           1,399                                42,664
                                         ---------    ---------       ---------                             ---------

Total current liabilities                   30,709       55,457          35,619                               121,785
                                         ---------    ---------       ---------                             ---------

Inter-company account                                   469,157          85,338           (554,495)
Long-term debt                             233,068       10,354           1,574             (1,574)           243,422
Other non-current liabilities                             5,296           1,631             (1,563)             5,364

Redeemable preferred stock                  40,000                                                             40,000

Shareholders' equity:
Preferred stocks, $.01 par value                11                                                                 11
Common stock, $.01 par value                   739                                                                739
Capital in excess of par value             446,557       40,621          35,286            (46,319)           476,145
Foreign currency translation adjustment                                    (145)                                 (145)
Accumulated deficit                       (143,504)    (274,107)       (118,079)           (18,495)          (554,185)
Treasury stock, at cost                     (1,386)                                                            (1,386)
                                         ---------    ---------       ---------          ---------          ---------

                                           302,417     (233,486)        (82,938)           (64,814)           (78,821)
                                         ---------    ---------       ---------          ---------          ---------
                                         $ 606,194    $ 306,778       $  41,224          $(622,446)         $ 331,750
                                         =========    =========       =========          =========          =========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


15. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 1998
                             (Dollars in thousands)


                                                                                                             Geotek
                                            Geotek     Guarantor      Non-Guarantor   Reclassifications    Comm., Inc.
                                          Comm. Inc   Subsidiaries    Subsidiaries     & Eliminations     & Subsidiaries
                                          ---------   ------------    -------------   -----------------   --------------

                                             (1)          (2)              (3)               (4)
Revenues:
  Net product sales                      $    --      $   1,971       $   8,376          $  (3,656)         $   6,691
  Service income                              --          3,392           3,498               --                6,890
                                         ---------    ---------       ---------          ---------          ---------
    Total revenues                            --          5,363          11,874             (3,656)            13,581
                                         ---------    ---------       ---------          ---------          ---------
Costs and expenses:
  Cost of goods sold                          --          9,810           8,324             (2,462)            15,672
  Cost of services                            --         10,192           1,242               --               11,434
  Engineering and development                 --          2,793           6,393                 25              9,211
  Marketing                                    150       12,823           1,160               --               14,133
  General and administrative                 7,399        4,834           3,222               --               15,455
  Interest expense                          21,226        2,294             395               (122)            23,763
  Interest income                           (1,099)        (257)            (10)               122             (1,214)
  Depreciation                                 354       10,226           1,888               (409)            12,059
  Amortization of intangibles                3,344          409              30               --                3,783
  Equity in losses of investees              3,470         --              --                 --                3,470
  Other expenses (income)                   (2,194)       2,019             448               --                  273
                                         ---------    ---------       ---------          ---------          ---------
Total costs and expenses                    32,650       55,143          23,092             (2,846)           108,039
                                         ---------    ---------       ---------          ---------          ---------
Loss on operations before gain
    on sale of subsidiary                  (32,650)     (49,780)        (11,218)              (810)           (94,458)

Gain on sale of subsidiary                  58,638         --              --                 --               58,638
                                         ---------    ---------       ---------          ---------          ---------
Income (loss) from continuing
    operations before taxes on
    income and discontinued
    operations                              25,988      (49,780)        (11,218)              (810)           (35,820)

Taxes on income                               --           --              (309)              --                 (309)
                                         ---------    ---------       ---------          ---------          ---------

Net income (loss)                        $  25,988    $ (49,780)      $ (11,527)         $    (810)         $ (36,129)
                                         =========    =========       =========          =========          =========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

15. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 1997
                             (Dollars in thousands)

                                                                                                             Geotek
                                           Geotek     Guarantor      Non-Guarantor   Reclassifications    Comm., Inc.
                                         Comm. Inc   Subsidiaries    Subsidiaries     & Eliminations     & Subsidiaries
                                         ---------   ------------    -------------   -----------------   --------------
Revenues:                                    (1)           (2)             (3)              (4)
  Net product sales                      $    --      $   1,784       $  28,774          $ (17,000)         $  13,558
  Service income                              --            202          15,846                (71)            15,977
                                         ---------    ---------       ---------          ---------          ---------

    Total revenues                            --          1,986          44,620            (17,071)            29,535
                                         ---------    ---------       ---------          ---------          ---------

Costs and expenses:
  Cost of goods sold                          --         10,726          20,405            (13,079)            18,052
  Cost of services                            --          7,860           5,273               (495)            12,638
  Engineering and development                 --          3,315          12,136               (270)            15,721
  Marketing                                    150        8,853           3,762               --               12,765
  General and administrative                 4,357        5,602           7,551               --               17,510
  Interest expense                          16,452        1,474           1,130               (306)            18,750
  Interest and other income                 (2,311)        --            (1,278)               306             (3,283)
  Depreciation                                 119        5,447           3,430               (525)             8,471
  Amortization of intangibles                1,037          400             669               --                2,106
  Equity in losses of investees              1,020         --             2,589               --                3,609
  Other expenses (income)                      (85)        (426)           --                  433                (78)
                                         ---------    ---------       ---------          ---------          ---------

Total costs and expenses                    20,739       43,251          55,667            (13,396)           106,261
                                         ---------    ---------       ---------          ---------          ---------

Loss from continuing operations
    before taxes on income and
    discontinued operations                (20,739)     (41,265)        (11,047)            (3,675)           (76,726)

Taxes on income                               --           --              (602)              --                 (602)
                                         ---------    ---------       ---------          ---------          ---------

Loss from continuing operations
before discontinued operations             (20,739)     (41,265)        (11,649)            (3,675)           (77,328)

Discontinued operations:
     Income from discontinued
     operations                               --           --             1,022               --                1,022
                                         ---------    ---------       ---------          ---------          ---------

Net loss                                 $ (20,739)   $ (41,265)      $ (10,627)         $  (3,675)         $ (76,306)
                                         =========    =========       =========          =========          =========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

15. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     For the Six Months Ended June 30, 1998
                             (Dollars in thousands)

                                                                                                                       Geotek
                                                     Geotek      Guarantor    Non-Guarantor    Reclassifications    Comm., Inc.
                                                    Comm. Inc   Subsidiaries   Subsidiaries     & Eliminations     & Subsidiaries
                                                    ---------   ------------  -------------    -----------------   --------------
                                                    (1)             (2)            (3)                (4)
Cash Flows From Operating Activities:
 Net income (loss)                                   $ 25,988     $(49,780)     $(11,527)          $   (810)        $(36,129)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
 Depreciation & amortization                            4,118       10,635         1,498               (409)          15,842
 Equity in losses of investees                          3,470         --            --                 --              3,470
 Non-cash interest expense                             17,738          742          --                 --             18,480
 Write-off of abandoned transmission sites               --          1,450          --                 --              1,450
 Issuance of Common Stock for management
      consulting fee                                       99         --            --                 --                 99
 Gain on sale of subsidiary                           (58,638)        --            --                 --            (58,638)
 Other, net                                            (1,257)        (162)         --                 --             (1,419)
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable            --           (453)        2,381               --              1,928
   (Increase) decrease in inventories                    (739)       3,901         1,163               --              4,325
   (Increase) decrease in prepaid expenses
          and other assets                               (366)         823          (624)              --               (167)
    Increase (decrease) in accounts payable
          & accrued expenses                            4,062       (3,197)       (2,306)              --             (1,441)
    Other, net                                           --           --             (75)              --                (75)
                                                     --------     --------      --------           --------         --------
 Net cash used in operating activities                 (5,525)     (36,041)       (9,490)            (1,219)         (52,275)
                                                     --------     --------      --------           --------         --------
Cash flows from investing activities:
  Cash invested in unconsolidated
      subsidiaries, net                                  (170)        --            --                 --               (170)
  Proceeds from swap of licenses                         --          2,000          --                 --              2,000
  Acquisitions of property, plant & equipment            (409)     (16,523)         (865)             1,039          (16,758)
  Capitalized interest on construction in progress
          and pre-commercial spectrum licenses           --         (2,618)         --                 --             (2,618)
  Change in restricted cash                           (18,061)        --             (48)              --            (18,109)
  Contract deposits - other current assets               --            727           632               --              1,359
  Proceeds from sale of subsidiary                     87,098         --            --                 --             87,098
  Other                                                  --            175          --                 --                175
                                                     --------     --------      --------           --------         --------
Net cash provided by investing activities              68,458      (16,239)         (281)             1,039           52,977
                                                     --------     --------      --------           --------         --------
Cash flows from financing activities:
   Draw down of vendor financing agreements              --          6,536          --                 --              6,536
   Repayment of Senior Secured Notes                  (16,196)        --                                             (16,196)
   Repayment of capital lease obligation                 (361)        --            --                 --               (361)
   Payment of preferred dividends                      (1,265)        --            --                 --             (1,265)
   Other                                                  (95)        --            --                 --                (95)
   Intercompany financing                             (54,604)      46,209         8,215                180             --
                                                     --------     --------      --------           --------         --------
 Net cash provided by financing activities            (72,521)      52,745         8,215               --            (11,381)
                                                     --------     --------      --------           --------         --------
Effect of exchange rate changes on cash                  --           --              33               --                 33
                                                     --------     --------      --------           --------         --------
Increase (decrease) in cash & cash equivalents         (9,588)         465        (1,523)              --            (10,646)
Cash & cash equivalents, beginning of period           11,413           23         1,957               --             13,393
                                                     --------     --------      --------           --------         --------
Cash & cash equivalents, end of period               $  1,825     $    488      $    434           $   --           $  2,747
                                                     ========     ========      ========           ========         ========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


15. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     For the Six Months Ended June 30, 1997
                             (Dollars in thousands)

                                                                                                                         Geotek
                                                           Geotek       Guarantor   Non-Guarantor  Reclassifications   Comm., Inc.
                                                         Comm. Inc    Subsidiaries  Subsidiaries    & Eliminations    & Subsidiaries
                                                         ---------    ------------  -------------  -----------------  --------------
                                                             (1)           (2)           (3)              (4)
Cash Flows From Operating Activities:
Net loss                                                $ (20,739)     $ (41,265)    $ (10,627)       $  (3,675)       $ (76,306)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
  Discontinued operations:
     (Income) from operations                                --             --          (1,022)            --             (1,022)
  Depreciation & amortization                               1,157          6,605         3,664             (185)          11,241
  Equity in losses of investees                             1,020           --           2,589             --              3,609
  Non-cash interest expense                                14,229          2,042          --               --             16,271
  Adjustment to inventory for replacement cost               --            1,225          --               --              1,225
  Other, net                                                   20            (93)           72             --                 (1)
  Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                 --           (1,089)       (6,206)           1,163           (6,132)
  (Increase) decrease in inventories                         --              261        (2,246)            --             (1,985)
  (Increase) in prepaid expenses & other assets              (340)        (2,012)       (2,467)            --             (4,819)
  Increase (decrease)in accounts payable &
     accrued expenses                                      (1,827)        (4,296)        5,309             --               (814)
  Other, net                                                 --              100          (444)            --               (344)
                                                        ---------      ---------     ---------        ---------        ---------
Net cash (used in) operating activities                    (6,480)       (38,552)      (11,378)          (2,697)         (59,077)
                                                        ---------      ---------     ---------        ---------        ---------
Cash flows from investing activities:
  Acquisition of, and deposits for, spectrum licenses        --             (695)         --               --               (695)
  Acquisitions of property, plant & equipment                (879)       (26,081)       (3,372)           3,270          (27,062)
  Capitalized interest  on construction in progress
     & pre-commercial spectrum licenses                      (720)        (3,754)         --               --             (4,474)
  Change in cash for net assets of discontinued
     operations                                              --             --            (313)            --               (313)
  Cash invested in unconsolidated subsidiaries, net        (1,246)          --          (2,584)            --             (3,830)
  Change in restricted cash                                 1,411           --           1,624             --              3,035
  Contract deposits - other current assets                   --             --             496             --                496
  Other - net                                                --              274          --               --                274
                                                        ---------      ---------     ---------        ---------        ---------
 Net cash provided by (used in) investing activities       (1,434)       (30,256)       (4,149)           3,270          (32,569)
                                                        ---------      ---------     ---------        ---------        ---------
Cash flows from financing activities:
   Proceeds from issuance of preferred stock               25,000           --            --               --             25,000
   Borrowings under credit facility                        20,000           --            --               --             20,000
   Repayments under line of credit agreement                 --             --          (3,247)            --             (3,247)
   Repayment of capital lease obligations                     (79)          --            --               --                (79)
   Proceeds from exercise of warrants & options               211           --            --               --                211
   Payment for preferred dividends                         (2,548)          --            --               --             (2,548)
   Other                                                     --             --               6             --                  6
   Intercompany financing                                 (86,813)        68,945        18,441             (573)            --
                                                        ---------      ---------     ---------        ---------        ---------
Net cash provided by financing activities                 (44,229)        68,945        15,200             --             39,343
                                                        ---------      ---------     ---------        ---------        ---------
Effect of exchange rate changes on cash                      --             --             246             --                246
                                                        ---------      ---------     ---------        ---------        ---------
Increase (decrease) in cash & cash equivalents            (52,143)           167           (81)            --            (52,057)
Cash & cash equivalents, beginning of period               94,218            364         8,138             --            102,720
                                                        ---------      ---------     ---------        ---------        ---------
Cash & cash equivalents, end of period                  $  42,075      $     531     $   8,057        $    --          $  50,663
                                                        =========      =========     =========        =========        =========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto, included elsewhere in this report and the 1997 Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. They do not include any adjustments to the carrying value of assets and liabilities that might result from the Company's voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code (see Below and Note 1 to the Consolidated Unaudited Financial Statements).

Results of Operations

General

On June 29, 1998 (the "Filing Date"), Geotek and 73 of its direct and indirect domestic subsidiaries (collectively referred to as "the Company") filed a voluntary petitions under Chapter 11 (the Chapter 11 Cases") of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court"). Since June 29, 1998, the Company has been operating as a Debtor in Possession ("DIP").

The Company has obtained a $10 million Debtor in Possession Financing Facility (the "DIP Facility") from S-C Rig III, L.P., an affiliate of the Soros Group, a related party, to allow the Company to continue to fund its short term working capital needs in the Chapter 11 Cases (See Note 3 to the Consolidated Unaudited Financial Statements). In order to satisfy certain requirements under its DIP Facility, the Company developed a short term business plan and budget pursuant to which the Company has, among other things, discontinued its sales activities in 10 of its 11 commercial markets, ceased construction of additional transmission sites in all of its markets and substantially reduced the size of the Company's support organization including its marketing and administrative personnel (See Note 4, "Asset Impairment and Restructuring Charges").

The Company continues to be a provider of mobile logistics systems operating over its proprietary network, a spectrum-efficient, high quality, 900 MHz integrated digital voice and data wireless communications network which is based on frequency hopping, multiple access technology (the "FHMA Network") in each of its 11 commercial markets. As part of its short term business plan and budget, the Company is focusing all of its sales resources its Miami market. Pursuant to the Company's short term business plan, the Company is continuing to provide technical support to existing customers in each of its 11 markets.

As a debtor in possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. A creditors' committee was formed on July 10, 1998, which has the right to review and object to business transactions outside the ordinary course and participate in any plan or plans of reorganization.

On June 30, 1998, the Company's subsidiary in Israel, Geotek Technologies Israel
(1992) Ltd., f/k/a PowerSpectrum Technologies, ("GTIL") filed an application for an order freezing all proceedings against GTIL and for the convening of a meeting of GTIL's creditors for the purpose of reaching an arrangement of creditors in the Courts of the State of Israel. GTIL's application was rejected. On or about July 16, 1998, two of GTIL's creditors filed applications for the liquidation of GTIL. The Company expects the applications to be heard, absent a settlement, in September 1998. Pursuant to an agreement reached with one of its creditors, and as approved by the Israeli court, all proceedings against GTIL have been stayed pending the hearing on the liquidation applications. Pursuant to the court ordered settlement, GTIL may not sell any of its assets or take any actions outside of the ordinary course without first obtaining court order.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)


The consolidated financial statements were prepared on a going concern basis and do not purport to show (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) ultimate pre-petition liability amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) the effect of any changes that may be made to the capitalization of the Company; or (d) the effect of any changes that may be made in the Company's business operations. The outcome of these matters is not presently determinable. The continued viability of the Company under Chapter 11 and subsequent to Chapter 11 is dependent upon, among other factors, confirmation of a plan of reorganization and the ability to generate sufficient cash from operations and financing sources to meet its obligations.

The Company has not yet generated positive cash flow and expects to incur substantial losses and have negative cash flow from operations for the foreseeable future, attributable primarily to the operating, sales, marketing, general and administrative expenses relating to the roll-out of the U.S. Network as well as an ongoing investment in engineering and development related to its wireless communications activities. There can be no assurance that the Company will operate at profitable levels, have positive cash flow from operations or continue to obtain financing to proceed with the implementation of its operating plan.

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

In July 1997, the Company entered into a joint venture agreement with two Canadian partners for the purpose of deploying FHMA Networks in the provinces of Ontario, Quebec and British Columbia utilizing 900MHz licenses previously granted to Geotek Communications Canada Inc., a wholly-owned subsidiary of GeoNet Communications Canada Inc. ("GeoNet Canada"), by Industry Canada, the regulatory agency responsible for spectrum allocation in Canada. The Company invested $2 million in GeoNet Canada and the two Canadian partners invested $1 million each for a total initial investment of $4 million. Additionally, the Company deposited $2.3 million in a restricted cash account as collateral for the Canadian partners' investments. The parties reserved the right to withdraw from the venture. In the first quarter of 1998, the Canadian partners notified the Company and subsequently withdrew from the joint venture. The Canadian partners were repaid their investment from the restricted cash account, approximately $2.1 million, and $1.9 million of the balance of cash in the joint venture was released to the Company. The withdrawal of the Canadian partners resulted in the loss of the Canadian licenses.

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

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)


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

Summary of Operations

The results of operations are presented for continuing operations of the Company. Results of the discontinued operation, communication products, have been reclassified. For purposes of the following discussions, year to date represents the six months ended June 30.

Consolidated

Consolidated revenues from continuing operations decreased during the first six months of 1998 and for the quarter ended June 30, 1998 compared to the same periods of 1997 by 54% and 64%, respectively principally due to the sale of NB3 which occurred in February 1998. Additionally, in the second quarter of 1997 the Company's subsidiary, Geotek Technologies, Inc. began selling FHMA equipment to the Company's 21% owned joint venture in Korea. There were no significant contract sales in 1998.

Consolidated operating expenses decreased by 20% during the second quarter of 1998 compared to the second quarter of 1997 due primarily to the sale on NB3 and the reductions in costs due to the streamlining of the Company which began at the end of 1997 offset by a $2.0 million restructuring charge which includes the write-off of abandoned transmissions sites. Consolidated operating expenses remained relatively unchanged year to date.

Interest expense increased for the second quarter of 1998 and year to date 1998 due to the acceleration of the amortization of the Warrants issued with the Company's Discount Notes which were tendered in the second quarter. Interest income decreased in 1998 due to a lower level of cash and cash equivalents held during the year.

Year to date consolidated losses from continuing operations before gain on sale of subsidiary increased by $16.2 million to $92.9 million in 1998.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)


Wireless Communications Activities

As discussed previously, the Company entered into two agreements to sell its ownership interests in its European assets in the United Kingdom and Germany. The table below set forth certain information with respect to the results of operations of the Company's ongoing business activities for the three and six months ended June 30 (dollars in thousands).

                                                    Three Months Ended        Six Months Ended
                                                          June 30                  June 30
                                                  ---------------------     ---------------------
                                                    1998         1997         1998         1997
                                                  --------     --------     --------     --------
      Net total revenue                           $  6,649     $ 10,320     $ 11,038     $ 13,991
      Gross margin                                  (5,247)      (6,318)     (15,208)     (11,306)
                                                       (79)%        (61)%       (138)%        (81)%
      Engineering and development                    2,559        8,316        9,211       15,720
      General & administrative expense               6,207        8,660       14,981       14,839
      Sales and marketing                            6,082        5,395       13,687        9,809
      Equity in loss of investees                      881          664        3,470        1,020
      Other (income)/loss                            1,579          (58)         273          (49)
      Loss before interest, taxes, depreciation
               & amortization                      (22,555)     (29,296)     (56,829)     (52,646)
      Depreciation & amortization                    7,359        3,663       15,423        7,620
      Loss before interest and taxes               (29,915)     (32,959)     (72,252)     (60,266)
      Net loss                                    $(42,017)    $(40,445)    $(95,049)    $(75,089)

Revenues from wireless communications activities decreased by $3.7 million or 36% for the quarter ended June 30, 1998 compared to the same period of 1997 and $2.9 million or 21% year to date 1998 versus 1997. Revenues decreased due to the sale of NB3 in February 1998. Additionally, in 1997 the Company's subsidiary, Geotek Technologies, Inc. began delivering, under a long term contract, FHMA equipment to the Company's 21% owned joint venture in Korea. There were no significant contract sales in 1998. The increase in negative gross profit for the Company is primarily the result of increased direct service costs related to the digital network in additional markets in the U.S., the cost of which are currently not covered by revenues, and the cost of inventory of customer handsets which are marketed under a promotion program at an amount less than cost.

Engineering and development costs related to the digital wireless system and customer handsets decreased $5.7 million for the quarter ended June 30, 1998 and $6.5 million year to date 1998 due to the reduction in development activities and efforts to contain costs.

The Company's U.S. Network is in various stages of operations in 11 markets throughout the United States and, accordingly, continues to put in place its marketing, engineering, operations and administrative staff and systems. During the third quarter of 1997, the Company commenced operations in Houston, Phoenix and San Antonio. Marketing expenses in 1998 compared to 1997 increased by approximately $0.7 million or 13% for the three months ended June 30 and increased $3.9 million or 40% year to date.

The Company's general and administrative expenses for the three months ended June 30, 1998 decreased by $2.5 million or 34% compared to the same period of 1997 due to cost containment efforts initiated at the end of 1997 in connection with the streamlining of the Company and focus on the US operations. Year to date general and administrative expenses were relatively unchanged; however, included in 1998 year to date expenses were first quarter transaction costs associated

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)


with the sale of the Company's European Assets.

The Company's equity in losses of less than 50% owned entities in 1998 was primarily attributable to the results of the Company's Canadian and Korean joint ventures. As discussed above, the Company's Canadian partners withdrew in the first quarter of 1998 and, thus, the Company recognized 100% of the losses in the Canadian venture as the Company was providing 100% of the funding. The Company's Korean joint ventures are in the process of establishing a digital network in Korea. It is expected that these entities will continue to generate substantial losses in the near future.

Wireless communications activities generated a loss before interest, taxes, amortization and depreciation of $22.5 million for the three months ended June 30, 1998 compared to $29.3 million in 1997. The decrease in the loss before interest, taxes, amortization and depreciation was due to cost containment efforts initiated in the beginning of 1998. Wireless communications activities generated a loss before interest, taxes, amortization and depreciation of $56.8 million for the six months ended June 30, 1998 compared to $52.6 million in 1997.

As previously discussed, in December, 1997, the Company entered into two definitive agreements to sell its analog trunked mobile radio services in the United Kingdom and Germany for approximately $82 million and DM7 million, respectively. These sales were consummated in February 1998. This transaction resulted in a gain of $58.6 million which was recognized in the first quarter of 1998. Upon the decision to sell Terrafon, the Company reduced the carrying value of the investment to fair market value at December 31, 1997. The loss, which was included in Equity in loss of investees at December 31, 1997, was $12.9 million.

Below is a summary of financial data related to NB3 and Terrafon (dollars in thousands):

                                                   January 1, 1998   Three months    Six months ended
                                                    through date        ended           June 30,1997
                                                       of sale       June 30,1997
                                                   ---------------   ------------    ----------------
    Net total revenue                                 $  2,543          $8,030            $15,455
    Gross margin                                         1,683           5,106             10,151
                                                           66%             64%                65%
    General & administrative expense                       474           1,544              2,671
    Sales and marketing                                    446           1,625              2,956
    Equity in loss of investees                              0           1,470              2,589
    Income before interest, taxes, depreciation            763             467              1,935
            & amortization
    Depreciation & amortization                            419           1,381              2,957
    Income (loss) before interest and taxes                344           (914)            (1,022)
    Net income (loss)                                   $  290          $(628)           $(1,217)


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

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)


Liquidity and Capital Resources

The following discussion of liquidity and capital resources, among other things, compares the Company's financial and cash position as of June 30, 1998 to the Company's financial and cash position as of December 31, 1997 (See footnote 1 to the Consolidated Financial Statements).

As described above in Results of Operations - General, On June 29, 1998, the Company filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. See also Note 1 to Notes to Consolidated Financial Statements.

On June 29, 1998, the Bankruptcy Court gave approval on an interim basis for a $10 million DIP financing facility ("DIP Financing" or "DIP Facility") with S-C Rig III, L.P., an affiliate of the Soros Group, a related party. The Bankruptcy Court gave final approval of the facility on July 23, 1998.

Under the terms of the DIP Facility (Credit Agreement, as amended), there are two tranches. The first tranche, consisting of $7 million, was fully committed to the Company upon the interim court approval. The second tranche, consisting of $3 million will be fully committed with the entry of the final order of the court and the satisfaction of certain conditions including the filing of the Chapter 11 Plan of Reorganization and related Disclosure Statement on or before July 21, 1998 and the scheduling of a hearing on or before August 18, 1998 to approve the Disclosure Statement. The Company filed the Chapter 11 Plan of Reorganization and related Disclosure Statement on July 21, 1998. (See Note 1 and Note 14 to the Unaudited Consolidated Financial Statements.) Funding under the DIP Facility, to the extent the funds are committed, are effectuated in accordance with the approved budget, payable two weeks in advance of anticipated needs. Interest accrues at a rate of 12% per annum (or at a default rate of 14%) and is payable monthly. Amounts borrowed under the DIP Facility are due on the earliest of (i) October 15, 1998, (ii) the occurrence and continuation of an Event of Default as defined in the Credit Agreement, or (iii) the effective date of a Plan of Reorganization.

The DIP Facility is secured by a first lien on all unencumbered assets of the Company and a second lien on all assets that are encumbered by a permitted lien.

As of June 30, 1998, there were no borrowings under the DIP Facility and through July 31, 1998, the Company borrowed $7.0 million.

In 1997, The Company entered into two agreements to sell its interests in NB3 and Terrafon for approximately $82 million and DM7 million, respectively. The Company's ability to utilize the proceeds of the sales is limited in accordance with the amended Indenture governing the Company's Discount Notes. Under the Indenture, in May 1998, the Company repaid the pro-rata portion of the accreted value of the Discount Notes in the aggregate of 20% of the net proceeds, approximately $16.2 million. In addition, 40% of the net proceeds must be used for the purchase of qualifying capital expenditures. The balance of the net proceeds, 40%, could be used for general corporate purposes and working capital with funds accessible under certain time restrictions beginning in February 1998. The Company drew down the entire amount available for general corporate purposes and working capital prior to June 30, 1998.

At June 30, 1998, the balance of the net proceeds from the sale of the Company's European Assets included in restricted cash was $26.8 million. This restricted cash is collateral for the Company's Senior Secured Discount Notes ("Discount Notes") and can be accessed by the Company only in accordance with the terms of the Indenture governing the Discount Notes. The Indenture requires the Company to make certain certifications, including but not limited to representation that there are no defaults or Events of Defaults under the Indenture governing the Discount Notes and requires the holders of the Discount Notes acceptance to be evidenced by the Trustee's approval. As discussed in Note 9, the Commencement of the Chapter 11 Cases constitutes an Event of Default under the amended Indenture.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)


During the six months ended June 30, 1998, cash and cash equivalents decreased by $10.6 million to $2.7 million.

Operating Activities

Cash utilized in connection with operating activities, for the six months ended June 30, 1998, amounted to $52.3 million. This included changes in operating assets and liabilities of $1.4 million.

The Company does not adjust inventory values for sales promotions and thus, the Company has neither provided an accrual nor adjusted the carrying value of the U.S. Network inventory as of June 30, 1998. The results of promotions will be recorded commensurate with the sale.

Investing Activities

Cash provided by investing activities was $53.0 million for the six months ended June 30, 1998. In February 1998, the Company completed the sale of its European Assets for approximately $87.1 million. In accordance with the Indenture governing the Company's Discount Notes, the net proceeds are restricted. During the first six months of 1998, $45.6 million was released from the restricted cash account in accordance with the terms of the Indenture including $9.2 million from the sale of BCI.

In 1997, the Company entered into an agreement to swap certain 900 MHz licenses for additional 900 MHz licenses subject to certain conditions including but not limited to FCC approval. Under the agreement, the Company was to receive $9 million in cash of which $2.0 million was received in January 1998 upon partial closing and transfer of certain licenses. The Company has not recorded a receivable or gain on this transaction at June 30, 1998 as the entire transaction is not complete. The Company has obtained bankruptcy court order authorizing it to assume, and perform under, this contract. The Company anticipates this transaction will be completed during the third quarter of 1998 and expects to record a gain of approximately $6.9 million.

The  Company  expended  $18.2  million  to  acquire  equipment  during  1998 and
capitalized   $2.6  million  in  interest  on   construction   in  progress  and
pre-commercial FCC licenses.

In July 1997, the Company entered into a joint venture agreement with two Canadian partners for the purpose of deploying FHMA Networks in the provinces of Ontario, Quebec and British Columbia utilizing 900MHz licenses previously granted to Geotek Communications Canada Inc., a wholly-owned subsidiary of GeoNet Communications Canada Inc. ("GeoNet Canada") by Industry Canada, the regulatory agency responsible for spectrum allocation in Canada. The Company invested $2 million in GeoNet Canada and the two Canadian partners invested $1 million each for a total initial investment of $4 million. Additionally, the Company deposited $2.3 million in a restricted cash account as collateral for the Canadian partner's investment. The parties reserved the right to withdraw from the venture. In the first quarter of 1998, the partners notified the Company and subsequently withdrew from the joint venture. The investors were repaid $1.9 million representing their investment from the restricted cash account. The withdrawal of the Canadian partners resulted in the loss of the Canadian license.

Financing Activities

In February 1998, the Company completed an exchange offer whereby certain holders of the Company's Series O Cumulative Convertible Preferred Stock ("Series O Stock") and Series Q Cumulative Convertible Preferred Stock ("Series Q Stock") exchanged $22.4 million in shares of Series O and Q Preferred Stock for shares of the Company's Series R Preferred Stock ("Series R Stock") and Series S Preferred Stock ("Series S Stock"), whose conversion price is fixed at an amount above the market price of the Company's Common Stock. The $15.9 million of Series R Stock is convertible at $2.00 per share and the $6.5 million of Series S Stock is convertible at $4.00 per share which is adjusted under

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)


certain circumstance to $3.00 or at 110% of the market price. Additionally, the Company lowered the exercise price of 3.0 million of the Series O Stock and Series Q Stock warrants to $4.00 per share. Under the exchange, the holders also converted $12.4 million of Series O and Q Stock into Common Stock at $1.00 per share. Dividends paid in Common Stock on Series R Stock and Series S Stock in 1998 and prior to the voluntary petition for bankruptcy, were 142,000 and 52,000, respectively.

On May 15, 1998, the Company and the holders of its Series Q, Series R and Series S Stock, excluding one Series Q investor, reached an agreement pursuant to which approximately $13 million face amount of the Series Q, R and S Stock converted into an aggregate of approximately 16 million shares of Common Stock, valued at $.80 per share. The 16 million shares of Common Stock issued upon conversion and exercise are currently covered by a registration statement that is effective under the Securities Act of 1933, as amended. The remaining approximately $11 million value of the Series Q, R and S Stock was exchanged for shares in the Company's new Preferred Stock Series T ("Series T Stock"). The Series T Stock are convertible into Common Stock valued at a price of $1.25 per share and do not include rights to exchange or participate in any New Financings as provided in the Series R and S agreements. Pursuant to the terms of the Series R and S Exchange Agreement, the holders would have had the right on May 15, 1998 to make an Election for the Series R and S Preferred Stock to convert into common stock at a discount to market price at the time of conversion.

In April 1998, the Company settled an action brought against the Company by its former advisors for $0.8 million in 1.1 million shares of the Company's Common Stock.

In February 1998, the Company entered into an agreement to repay the $2.0 million note payable due July 1, 1998 plus accrued interest in shares of the Company's Common Stock based upon the stock price at the time the shares were registered. In April 1998, 3.0 million shares were issued upon registration. Due to the decline in the Company's stock price, the 3.0 million shares did not satisfy the entire obligation. At June 30, 1998, approximately $0.6 million remains outstanding and is included in Liabilities subject to compromise.

In April 1998, the Company entered into an agreement to repay a loan for CD$2.0 million (USD$1.4 million) plus accrued interest, which the Company guaranteed, at a rate of 115% to the former owner of its subsidiary in Canada, GMSI in shares of the Company's Common Stock. The conversion rate was based upon the stock price at the time of conversion. The Company registered 2.2 million shares of Common Stock to satisfy this obligation. However, due to the decline in the price of the Company's Common Stock, the issuance of these shares in May 1998 did not satisfy the entire obligation. At June 30, 1998, approximately $0.2 million remains outstanding and is included in Liabilities subject to compromise.

During the first six months of 1998, in connection with the receipt of infrastructure equipment from Hughes Network Systems, Inc. ("HNS"), the Company drew down $6.4 million on its $100 million vendor credit facility, the last $50 million of which is subject to satisfaction of certain conditions. At June 30, 1998, approximately $16.9 million was drawn down.

The Company paid cash dividends totaling approximately $1.3 million on its outstanding preferred stocks during the three months ended March 31, 1998. The Company did not declare nor pay dividends on outstanding preferred stock in the second quarter of 1998.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)


Part II.        Other Information

Item 3.  Defaults Upon Senior Securities

      The Company did not make its scheduled interest payment of approximately $725,000 on June 30, 1998 on its $24.5 million Loan agreement with Hughes Network Systems ("HNS Loan Agreement") nor does it intend to pay $4.5 million in interest on August 15, 1998 on its Senior Subordinated Convertible Notes ("Convertible Notes"). The commencement of the Chapter 11 Cases and missed interest payment constitute events of default under the Indentures governing the HNS Loan Agreement and Convertible Notes. Additionally, the Chapter 11 Cases and defaults under these agreement constitutes and Event of Default under the Indenture governing the Company's Senior Secured Discount Notes and the $40 million S-C Rig Loan Facility. As a result of the commencement of the Chapter 11 Cases, all debt has been accelerated, but payments are stayed and are not currently being made. The entire amount outstanding have been classified as "Liabilities subject to compromise" at June 30, 1998.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibit 12 - Computation of Earnings to Fixed Charges

            Exhibit 27 - Financial Data Schedule

            Exhibit 99.1 - Credit  Agreement  between   the  Company and S-C Rig
                           Investments III, L.P. dated June 29, 1998

            Exhibit 99.2 - First Amendment to Credit  Agreement  between Company and S-C Rig Investments III, L.P. dated July 15, 1998


      (b)   Reports on Form 8-K

            The following reports on Form 8-K were filed by the Company in the second quarter of 1998:

            (i) Current Report on Form 8-K filed April 9, 1998, the Nasdaq Stock Market, Inc. ("Nasdaq") advised the Company that it was reviewing the Company's eligibility for continued listing on Nasdaq National Market, because the Company did not currently meet certain of the requirements for continued listing of its Common Stock on The Nasdaq National Market.

            (ii) Current Report on Form 8-K filed April 28, 1998 the Company reported on Form 8-K that on April 23, 1998, Geotek Communications, Inc. (the "Company") received a letter from the Nasdaq Stock Market, Inc. ("Nasdaq") stating that the Company's securities were scheduled to be delisted from the Nasdaq National Market effective with the close of business on April 30, 1998. The Company, prior to that date, requested a hearing on that decision, which under Nasdaq's rules automatically stayed any delisting pending a ruling by the hearing panel.

            (iii) Current  Report on Form 8-K filed  April  30,1998  the Company reported that the Holders of all shares of Series R Preferred Stock and Series S Preferred Stock have notified the Company that they have made an Election to have the conversion price of such preferred stock amended so that each share of Series R Preferred Stock and Series S Preferred Stock, as the case may be, shall be convertible into a number of shares of Common Stock equal to (i) the sum of $50,000 stated value per share plus all unpaid dividends accrued or deemed to be accrued, if any, with respect to such shares, divided by (ii) the lowest

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)


                  daily volume-weighted average price of the Common Stock during
                  the  four  business  days  immediately   preceding  conversion
                  multiplied by .90.

            (iv) Current Report on Form 8-K filed June 12, 1998, Geotek Communications, Inc. (the "Company") issued a press release announcing that, at a regularly scheduled meeting of its Board of Directors, the Board had accepted the resignations of four of its Directors.

            (v) Current Report on Form 8-K filed June 29, 1998, Geotek Communications, Inc. (the "Company") issued a press release announcing that the Company and its domestic subsidiaries have filed voluntary petitions seeking protection under Chapter 11 of the U.S. Bankruptcy Code. The filing, together with $10.0 million in debtor-in-possession financing, will enable the Company to conduct its business while it attempts to negotiate a plan to reorganize with its major creditors and seek additional capital; or, in the alternative, to find a strategic buyer for its business.

            (vi) Current Report on Form 8-K filed July 2, 1998, Geotek Communications, Inc. (the "Company") issued a press release announcing that the Nasdaq Listing Qualifications Panel had determined to delist the Company's securities from Nasdaq effective with the close of business on June 30, 1998. As previously reported, Nasdaq had earlier informed the Company that its securities were scheduled to be delisted and that the action was stayed pending a hearing on that decision which was subsequently held on June 4, 1998.

                  Also on June 30, 1998, the Company issued a press release announcing several changes among its executive officers and directors, including the resignation of Yaron Eitan as Chief Executive Officer and Director of the Company.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      GEOTEK COMMUNICATIONS, INC.





      Date: August 14, 1998                 /s/ Anne E. Eisele
                                            -------------------------
                                            Anne E. Eisele
                                            Senior Vice President and Chief
                                                Financial Officer



                                            /s/ Valerie E. DePiro
                                            -------------------------
                                            Valerie E. DePiro
                                            Vice President, Chief Accounting
                                                Officer and Corporate Controller