Form 10-Q
period 1998-09-30
GEOTEK COMMUNICATIONS INC
filed 1998-11-20
CIK 844843

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

COMMON STOCK OUTSTANDING AT October 31, 1998: 198,800,000 SHARES

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

This report contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Securities Reform Act"). The Company desires to take advantage of the "safe harbor" provisions of the Securities Reform Act and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all of such forward-looking statements. When used in this document, the words, "anticipate," "plan," "intend," "believe," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events. Such forward-looking statements relate to, among other things, (i) the Company's ability to develop and obtain confirmation of a plan of reorganization to emerge from bankruptcy, (ii) the Company's ability to obtain the necessary financing to continue operating in Chapter 11, (iii) the Company's ability to perform an orderly liquidation of its assets, (iv) the risks of international business, and
(v) the effect of certain legislation and governmental regulation on the Company. The prediction of future results is inherently subject to various risks and uncertainties, including those discussed under "Risk Factors" and elsewhere in this report, and accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements included in and incorporated by reference into this Report. The Company wishes to caution each reader of this Report to consider carefully the specific factors discussed with such forward-looking statements and contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as such factors in some cases have affected, and in the future (together with other factors) could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)
                             (See Note 1 and Note 2)

                                           September 30, 1998  December 31, 1997
                                           ------------------  -----------------
ASSETS
Current assets:
  Cash and cash equivalents                   $   4,730            $  13,393
  Restricted cash                                35,181               16,140
  Accounts receivable trade, net                  3,163                7,097
  Inventories, net                                  306               21,477
  Assets held for sale                             --                 27,121
  Prepaid expenses and other
     current assets                               2,300                6,667
  Advances to related parties                      --                 11,500
                                              ---------            ---------
Total current assets                             45,680              103,395

Investments in affiliates                           829               15,923
Property, plant and equipment, net                3,299              112,983
Intangible assets, net                           69,751               80,867
Advances to related parties                      11,500
Other assets, principally debt
  issuance costs                                  5,007               18,582
                                              ---------            ---------
Total Assets                                  $ 136,066            $ 331,750
                                              =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                    $   5,314            $  25,170
  Accrued expenses and other                      7,978               53,951
  Borrowings under debtor in
     possession facility                         10,000                 --
  Current portion of long term debt                --                 42,664
                                              ---------            ---------
Total current liabilities                        23,292              121,785
                                              ---------            ---------

Liabilities subject to compromise               346,833                 --
Long-term Debt                                     --                243,422
Other non current liabilities                      --                  5,364

Commitments and contingent liabilities

Redeemable preferred stock                       40,000               40,000

Shareholders' (deficit) equity:
Preferred stocks, $.01 par value:                    11                   11
Common stock, $.01 par value:
Authorized 200,000,000, issued 189,676,000
  and 73,874,000 shares, respectively,
  outstanding 189,343,000 and 73,450,000
  shares, respectively                            1,898                  739
Capital in excess of par value                  477,733              476,145
Accumulated other comprehensive loss               (139)                (145)
Accumulated deficit                            (752,176)            (554,185)
Treasury stock, at cost (424,000
  common shares)                                 (1,386)              (1,386)
                                              ---------            ---------
Total Shareholders' deficit                    (274,059)             (78,821)
                                              ---------            ---------
Total Liabilities and Shareholders' deficit   $ 136,066            $ 331,750
                                              =========            =========

                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)
                             (See Note 1 and Note 2)

                                                  Three Months Ended               Nine months ended
                                                     September 30,                   September 30,
                                                 --------------------            ---------------------
                                                 1998            1997            1998             1997
                                                 ----            ----            ----             ----
Revenues:
   Net product sales                        $       1,032    $     17,171    $       7,723    $     30,729
   Service income                                   1,380           8,749            8,270          24,726
                                            -------------    ------------    -------------    ------------
Total revenues                                      2,412          25,920           15,993          55,455
                                            -------------    ------------    -------------    ------------

Costs and expenses:
   Cost of goods sold                                 541          23,404           16,213          41,456
   Cost of services                                 4,175           7,888           15,609          20,526
   Engineering and development                        600          13,730            9,811          29,451
   Selling and marketing                            2,211           8,321           16,344          21,086
   General and administrative                       7,355          11,649           22,810          29,159
   Depreciation expense                             4,812           5,396           16,871          13,867
   Amortization of intangibles                      1,612           1,069            5,395           3,175
   Interest expense                                   386           8,230           24,179          26,980
   Interest income                                   (718)           (346)          (1,962)         (3,629)
   Equity in losses of investees                   10,136           1,024           13,606           4,633
   Restructuring charge                           133,459            --            134,859            --
   Other (income) expenses                           (225)            (11)          (1,422)            (89)
                                            -------------    ------------    -------------    ------------
Total costs and expenses                          164,344          80,354          272,313         186,615
                                            -------------    ------------    -------------    ------------

Loss from operations before gain
   on sale of subsidiary                         (161,932)        (54,434)        (256,320)       (131,160)

Gain on sale of subsidiary                           --              --             58,638            --
                                            -------------    ------------    -------------    ------------

Loss from continuing operations
   before taxes on income and
   discontinued operations                       (161,932)        (54,434)        (197,682)       (131,160)

Taxes on income                                      --              (194)            (309)           (796)
                                            -------------    ------------    -------------    ------------

Loss from continuing operations                  (161,932)        (54,628)        (197,991)       (131,956)

Income from discontinued operations (net
   of $0.5 million and $1.2 million,
   respectively, for taxes)                          --               908             --             1,930
                                            -------------    ------------    -------------    ------------
Total discontinued operations                        --               908             --             1,930
                                            -------------    ------------    -------------    ------------

Net loss before preferred stock dividends        (161,932)        (53,719)        (197,991)       (130,026)

Preferred stock dividends                              (1)         (5,614)          (3,804)        (16,325)
                                            -------------    ------------    -------------    ------------

Net loss applicable to common shares        $    (161,933)   $    (59,333)   $    (201,795)   $   (146,351)
                                            =============    ============    =============    ============

Weighted average number of common
shares outstanding                            135,643,000      68,373,000      152,543,000      63,724,000
                                            =============    ============    =============    ============

Basic and Diluted Loss per Share:
   Loss from continuing operations          $       (1.19)   $      (0.88)   $       (1.32)   $      (2.33)
   Income from discontinued operations               --      $        .01             --      $       0.03
   Net loss applicable to common shares     $       (1.19)   $      (0.87)   $       (1.32)   $      (2.30)

                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY
                  for the Nine months ended September 30, 1998
                                 (in thousands)
                                   (Unaudited)
                             (See Note 1 and Note 2)

                                                                                                Accumulated
                                     Preferred Stock  Common Stock    Capital in                Other
                                    ---------------- ---------------  Excess of  Comprehensive  Comprehensive  Accumulated  Treasury
                                    Shares    Amount Shares   Amount  Par Value  (Loss) income  (Loss) Income    Deficit     Stock
                                    ------    ------ ------   ------  ---------  -------------  -------------  -----------  --------
Balance, January 1, 1998             1,119     $11    73,874  $  739  $476,145                    $(145)       $(554,185)   $(1,386)
Issuance of common stock for:
     Preferred Stock dividends                         2,736      27     2,536
     Conversion of preferred stock                   106,781   1,068    (1,068)
     Management consulting
       agreement                                          75       1        98
     Conversion of note payable                        3,000      30     1,684
     Conversion of note payable                        2,200      22     1,353
     Settlement of litigation                          1,100      11       789
Preferred stock dividends                                               (3,804)
Comprehensive income

   Net income                                                                     $(197,991)
   Other comprehensive income, net
    of tax                                                                                            6
       Foreign currency translation
         adjustments                                                                      6
                                                                                  ---------
   Other comprehensive income                                                             6

Net loss                                                                                                        (197,991)
                                     -----     ---   -------  ------  --------    ---------       -----        ---------    -------

Balance, September 30, 1998          1,119     $11   189,766  $1,898  $477,733    $(197,985)      $(139)       $(752,176)   $(1,386)
                                     =====     ===   =======  ======  ========    =========       ======       =========    =======

                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                             (See Note 1 and Note 2)

                                                          Nine months ended
                                                            September 30,
                                                         --------------------
                                                         1998            1997
                                                         ----            ----
Cash flows from operating activities:
  Net loss                                            $(197,991)      $(130,026)
  Adjustments to reconcile net
     loss to net cash used
     in operating activities:
     Discontinued operations:
        Income from operations                             --            (1,930)
     Depreciation and amortization                       22,267          17,511
     Adjustments to inventory
        for replacement cost                               --             1,099
     Restructuring charge                               134,859
     Non cash interest expense                           18,480          23,678
     Equity in losses of investees                       13,606           4,633
     Gain on sale of subsidiary                         (58,638)           --
     Issuance of stock for management
        consulting fee                                       99            --
     Other, net                                          (1,644)            (28)
     Changes in working capital,
        net of liabilities subject
        to compromise                                     8,378          (2,733)
                                                      ---------       ---------
Net cash used in operating activities                   (60,584)        (87,796)
                                                      ---------       ---------

Cash flows from investing activities:
  Acquisition of, and deposits for,
     spectrum licenses                                     --              (708)
  Change in restricted cash                             (19,041)          1,469
  Proceeds from sale of subsidiaries                     87,098            --
  Contract deposits -other
     current assets                                       1,359             481
  Change in cash for net assets of
     discontinued operations                               --               269
  Acquisitions of property, plant
     and equipment                                      (16,680)        (39,562)
  Capitalized interest on construction
     in progress & pre-commercial
     spectrum licenses                                   (2,618)         (6,895)
  Proceeds from swap/sale of
     spectrum licenses                                    3,162            --
  Cash invested in unconsolidated
     subsidiaries, net                                     (170)         (5,830)
  Other, net                                                175             274
                                                      ---------       ---------
Net cash provided by (used in)
  investing activities                                   53,285         (50,502)
                                                      ---------       ---------

                See notes to consolidated financial statements.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                             (Dollars in thousands)
                                   (Unaudited)
                             (See Note 1 and Note 2)

                                                            Nine months ended
                                                               September 30,
                                                           -------------------
                                                           1998           1997
                                                           ----           ----

Cash flows from financing activities:
  Borrowings under DIP Facility                           10,000
  Repayments under line-of-credit agreements                --           (3,247)
  Repayment of Senior Secured Discount Notes             (16,196)
  Borrowings under credit facility                          --           20,000
  Proceeds from issuance of convertible
    preferred stock                                         --           55,000
  Proceeds from drawdown of vendor
    financing agreement                                    6,536           --
  Payments for preferred dividends                        (1,265)        (3,839)
  Repayment of capital lease obligations                    (361)          (164)
  Proceeds from the exercise of warrants
    and options                                             --              212
  Other, net                                                 (95)            20
                                                        --------      ---------

Net cash (used in) provided by
  financing activities                                    (1,381)        67,982
                                                        --------      ---------
Effect of exchange rate changes on cash                       17            187
                                                        --------      ---------
(Decrease) in cash and cash equivalents                   (8,663)       (70,129)
Cash and cash equivalents, beginning of period            13,393        102,720
                                                        --------      ---------

Cash and cash equivalents, end of period                $  4,730      $  32,591
                                                        ========      =========

Supplemental cash flow information:
Interest paid in cash                                   $  6,683      $  11,608
Supplemental schedule of noncash investing
  and financing activities:
  Summary of Bogen Communications
    International ("BCI") sale:
    Assets of discontinued operations                       --           25,042
    Liabilities, including foreign currency,
       of discontinued operations                           --          (11,547)
  Acquisition of assets under capital lease                 --            2,840
  Issuance of common shares for
    preferred dividends                                    2,563          9,388
  Deemed dividend on convertible preferred
    stock                                                   --            3,098
  Issuance of Common Stock for the acquisition
    of Minority Interest in GTIL                            --              265
  Issuance of Common Stock on conversion of
    Note Payable and accrued interest                      1,718           --
  Issuance of Common Stock on conversion of
    Note Payable and accrued interest                      1,397           --
  Issuance of Common Stock for payment
    of litigation settlement                                 800           --
  Management consulting fees paid
    in common stock                                           99           --

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

      At the commencement of the Chapter 11 Cases, the Company obtained a $10 million Debtor in Possession Financing Facility (the "DIP Facility") from S-C Rig Investments III, L.P., an affiliate of the Soros Group, a related party, to allow the Company to continue to fund its short term working capital needs in the Chapter 11 Cases (See Note 3). In order to satisfy certain requirements under its DIP Facility, the Company developed a short term business plan and budget pursuant to which the Company, among other things, discontinued its sales activities in 10 of its 11 commercial markets, ceased construction of additional transmission sites in all of its markets and substantially reduced the size of the Company's support organization including its marketing and administrative personnel. As part of this short term business plan and budget, the Company was focusing all of its sales resources in its Miami market. Pursuant to the Company's short term business plan, the Company continued to provide product support to existing customers in each of its 11 markets.

      In the period subsequent to the Filing Date, the Debtors engaged in negotiations with its principal creditor constituencies and potential strategic partners and equity investors. Despite extensive efforts that included the development of a new long-term business plan, the Debtors were unable to obtain sufficient creditor support or to raise the necessary capital for the new long-term business plan and proposed plan of reorganization.

      In September 1998, faced with the impending exhaustion of the DIP Facility and the inability to gain support for their plan from the principal creditor constituencies, the Company determined that on October 1, 1998, the Company would announce that on October 18, 1998 the Company would be blacking-out its U.S. based digital wireless networks ("FHMA Networks") and would cease to provide its wireless mobile logistics systems in each of its 11 commercial markets. Additionally, in October 1998, the Company terminated substantially all of its employees and terminated all dealer and customer contracts.

      To meet its financing needs, the Company made a motion to obtain a bankruptcy court order permitting the use of funds held in a cash collateral account ("Cash Collateral" or "Cash Collateral Account") (See
      Note 2 -- Restricted Cash). The use of the Cash Collateral, which was supported by the majority holder of the Company's 15% Senior Secured Discounts Notes ("Discount Notes") and Hughes Network Systems, Inc. ("HNS"), a secured creditor, is subject to certain terms and conditions, which include but are not limited to, the pursuit of the sale and liquidation of the Debtors' assets and filing of a plan of reorganization in accordance with a predetermined liquidation timetable, restoration of the Cash Collateral Account, adherence to a budget and the granting of a

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      replacement lien. The Company obtained initial court approval on October 21, 1998 and obtained final approval on November 13, 1998.

      Currently, the Company is pursuing two alternatives: the orderly liquidation of its assets which includes the auctioning of its FCC licenses (see Note 4); and, a transaction which, if consummated, would restructure the Company's indebtedness and ultimately could result in the Company continuing as a going concern with a new operating plan utilizing the Company's FCC licenses with a different technology platform. At this time any anticipated transaction or plan of reorganization is not expected to provide for any recovery by any class of equity security holders. Under either alternative, substantially all the property, plant and equipment and inventory used in connection with the FHMA Networks, which utilitize the Company's proprietary digital FHMA Technology, would not be used and thus, would be sold for salvage value, if any, or abandoned.

      Since the Company is pursuing various alternatives, the Company has not adopted the liquidation basis of accounting and thus, has prepared the consolidated financial statements on a going concern basis. The preparation of financial statements on a going concern basis does not purport to show (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) ultimate pre-petition liability amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) the effect of any changes that may be made to the capitalization of the Company; or (d) the effect of any changes that may be made in the Company's business operations as the outcome of these matters is not currently determinable. In any event, as a result of the decision to black-out of its FHMA Networks and the terms and conditions of the use of Cash Collateral, in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), the Company recorded a restructuring charge to write-down the carrying value of the Company's FHMA Network assets and related tangible and intangible assets (See Note
      4).

      As debtors-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. The United States Trustee for the District of Delaware has appointed an Official Committee of Unsecured Creditors (the "Committee") for the Chapter 11 Cases. The role of the Committee includes, among other things: (a) consultation with the Company concerning the administration of the Chapter 11 Cases; (b) investigation of the acts, conduct, assets, liabilities, financial condition and operations of the Company; and (c) participation in the formulation of a plan of reorganization. In discharging these responsibilities, the Committee has standing to raise issues with the Bankruptcy Court relating to the business of the Company and the conduct and course of the Chapter 11 Cases. The Company is required to pay certain expenses of the Committee, including professional fees, to the extent allowed by the Bankruptcy Court.

      As of June 29, 1998, actions to collect pre-petition indebtedness were stayed and other contractual obligations could not be enforced against the Company. In the Chapter 11 Cases, substantially all liabilities as of the Filing Date are subject to resolution under a plan of reorganization to be voted upon by the Company's creditors and stockholders and confirmed by the Bankruptcy Court. As a result, the adjustment of the total liabilities of the Company remains subject to a Bankruptcy Court approved plan of reorganization, and, accordingly, the amount of such liabilities is not presently determinable. Certain pre-petition liabilities are subject to approval by the Bankruptcy Court for payment in the ordinary course of business. The Bankruptcy Court has authorized the debtors to pay certain pre-petition creditors. These permitted pre-petition payments included employee salary and wages, certain employee benefits and expenses, sales and use taxes, payroll taxes, and property taxes.

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

      Under the Bankruptcy Code, a creditor's claim is treated as secured only to the extent of the value of such creditor's collateral, and the balance of such creditor's claim is treated as unsecured. Generally, unsecured and undersecured debt do not accrue interest after the Filing Date.

      For 120 days after the date of the filing of a voluntary Chapter 11 petition, a debtor has the exclusive right to propose and file a plan of reorganization with the Bankruptcy Court and an additional 60 days within which to solicit acceptances to any plan so filed (the "Exclusive Period"). The Company motioned the Bankruptcy Court to increase the Exclusive Period for 90 days from October 27, 1998. This motion was approved on November 13, 1998. As long as the Exclusive Period continues, no other party may file a plan of reorganization.

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

      Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the Company. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. At this time it is not possible to predict the outcome of the Chapter 11 case, in general, or the effects of the Chapter 11 case on the business of the Company or on the interests of creditors. At this time, it is not expected that such a plan would provide for any recovery by any class of equity security holders.

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

      The Company filed an initial Plan of Reorganization in accordance with the terms set forth in the DIP Facility on July 21, 1998. In accordance with the terms and conditions for the use of Cash Collateral, the Company anticipates filing a revised Plan of Reorganization.

      The Plan is subject to modifications which may be material based on negotiations with creditor and stockholder constituencies. There can be no assurance that the Plan as filed or as may be modified will be accepted by creditors and/or stockholders or confirmed by the Bankruptcy Court.

      A hearing to approve the Disclosure Statement is scheduled for December 2, 1998.

      As of September 30, 1998, the liabilities of the Company's subsidiaries, which are not a party to the Chapter 11 Cases and which are not guaranteed by the Company, are included in accounts payable and accrued expenses.

      The principal categories of claims classified as "Liabilities subject to compromise" are identified below and are presented net of additional offer discounts (in thousands):

      Senior Secured Discount Notes, due July 15, 2005,
         interest at 15% due semi-annually beginning
         January 15, 2001                                           $153,501
      Senior Subordinated Convertible Notes,
         due February 2001 interest at 12% , due
         semi-annually February 15 and August 15                      75,000
      HNS Convertible note due October 2, 1998,
         interest at 12% due quarterly                                24,500
      S-C Rig credit facility, interest at 8%
         due semi-annually                                            40,000
      Vendor financing due beginning July 10, 1999
         in ten equal installments of aggregate principal,
         interest at 11% due semi-annually                            17,678
      Debenture (see Note 9)                                             248
      Note  payable (see Note 9)                                         611
      Obligations under capital lease                                  2,368
      Accounts payable and accrued expenses                           63,218
                                                                    --------

      Gross liabilities subject to compromise                        377,124

      Less Additional offer discount:

         Warrants - Senior Secured Discount Notes                     20,282
         Warrants - HNS Vendor Credit                                  6,559
         Warrants - S-C Rig Credit Facility                            3,450
                                                                    --------

      Liabilities subject to compromise                             $346,833
                                                                    ========

      Additional offer discounts (approximately $30.3 million) and debt issuance costs (approximately $5.0 million) which are reflected in other assets, will be adjusted accordingly upon the plan of reorganization. As discussed in Note 9, while operating during the Chapter 11 Cases, the Company is stayed from paying interest on pre-petition indebtedness. During such time as the Company is operating under Chapter 11, it will only report interest expense to the extent that such interest will be paid during the Chapter 11 Proceedings at the direction of the Bankruptcy Court.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      Reorganization expenses, which primarily represent professional fees, incurred from the Filing Date through September 30, 1998 totaled approximately $1.5 million and are included in general and administrative expenses.

      International Proceedings

      On June 30, 1998, the Company's subsidiary in Israel, Geotek Technologies Israel (1992) Ltd., f/k/a PowerSpectrum Technologies, ("GTI-Israel") filed an application for an order freezing all proceedings against GTI-Israel and for the convening of a meeting of GTI-Israel's creditors for the purpose of reaching an arrangement of creditors in the Courts of the State of Israel. GTI-Israel's application was rejected. On or about July 16, 1998, two of GTI-Israel's creditors filed applications for the liquidation of GTI-Israel. The Company expects the applications to be heard, absent a settlement, in November 1998. Pursuant to an agreement reached with one of its creditors, and as approved by the Israeli court, all proceedings against GTI-Israel have been stayed pending the hearing on the liquidation applications. Pursuant to the court ordered settlement, GTI-Israel may not sell any of its assets or take any actions outside of the ordinary course without first a obtaining court order. GTI-Israel ceased operations during the third quarter of 1998.

2.    Basis of Presentation and Summary of Significant Accounting Policies:

      Basis of Presentation and Principles of Consolidation

      The consolidated unaudited balance sheet of the Company as of December 31, 1997 has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. The consolidated financial statements of the Company include all wholly-owned, majority-owned and controlled subsidiaries. The Company accounts for 20%-50% owned entities by the equity method. In the opinion of management, except for any remaining effect of the uncertainty described in Note 1 and Note 4 and any other effect of the Chapter 11 Cases, all significant adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

      Certain amounts in the 1997 financial statements and notes have been reclassified to conform to the 1998 presentation.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates and have a material adverse effect on the financial position of the Company (See Note 1 and Note 4). Estimates are used for, among other things: revenue recognition, allowance for doubtful accounts; inventory valuation and the reserve for the lower of cost or market; product warranty reserves; depreciation and amortization; the estimated lives of assets and recoverability of long lived assets, including intangibles and the related asset impairment and restructuring charge. Liabilities arising from the rejection of executory contracts and leases are estimated using the protection afforded the Company under the Bankruptcy Code.

      Restricted Cash

      Restricted cash includes proceeds from the sale of certain assets including the Company's European Assets (see Note 5 below) and compensating balances under letter of credit arrangements.

      At September 30, 1998, the balance of the net proceeds from the sale of the Company's European Assets

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      included in restricted cash was $32.5 million. This amount includes the five percent of the purchase price of National Band Three, Ltd., approximately $4.2 million (the "NB3 Proceeds"), which was placed in escrow at the time of the sale and was released to the Company in August 1998. The Company has asserted that the NB3 Proceeds are not collateral for the Discount Notes and the holders of the Discount Notes dispute this assertion.

      The restricted cash held in the Cash Collateral Account (approximately $28.3 million) is collateral for the Company's Discount Notes and can only be accessed by the Company under the terms and conditions for the use of Cash Collateral or by further order of the Bankruptcy Court. Prior to the entry of an order of the Bankruptcy Court, the Cash Collateral could only be accessed by the Company in accordance with the terms of the Indenture governing the Discount Notes. The Indenture required the Company to make certain certifications, including but not limited to representation that there are no defaults or Events of Defaults under the Indenture governing the Discount Notes and required the holders of the Discount Notes acceptance to be evidenced by the Trustee's approval. As discussed in Note 9, the Commencement of the Chapter 11 Cases constituted an Event of Default under the Indenture governing the Discount Notes.

      In the fourth quarter of 1998, the Company received a Bankruptcy Court order permitting the use of funds held in the Cash Collateral Account (See
      Note 1 and Note 3).

      During the quarter ended September 30, 1998, approximately $1.1 million in compensating balances under letter of credit agreements was released to the Debtors upon the expiration of letters of credit

      Earnings Per Share

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

      Segment Disclosure

      In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. As discussed previously, the Company has ceased substantially all its operations and thus, the adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows of the Company.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.    Debtor In Possession Financing:

      On October 21, 1998, the Bankruptcy Court gave approval on an interim basis for the use of Cash Collateral to fund the Company subsequent to the exhaustion of the initial DIP Facility as described below. The use of the Cash Collateral, which was supported by the majority holder of the Company's Discounts Notes and HNS, a senior creditor, is subject to certain terms and conditions, which include but are not limited to, the pursuit of the sale and liquidation of the Debtors' assets and filing of a plan of reorganization in accordance with a predetermined liquidation timetable, restoration of the Cash Collateral Account, adherence to a budget and the granting of a replacement lien. The Company obtained final approval on November 13, 1998. All borrowings bear interest at the rate equal to the average interest rate earned on investments in the Cash Collateral Account, approximately 5.25% and is payable upon the restoration of the Cash Collateral. The budget currently allows for the use of approximately $4.8 million of the Cash Collateral. As of November 13, 1998, approximately $2.3 million from the Cash Collateral Account has been released to the Debtors.

      On June 29, 1998, the Bankruptcy Court gave approval on an interim basis for a $10 million DIP financing facility ("DIP Financing" or "DIP Facility") with S-C Rig Investments III, L.P., an affiliate of the Soros Group, a related party. The Bankruptcy Court gave final approval of the facility on July 23, 1998.

      Under the terms of the DIP Facility (Credit Agreement, as amended), there are two tranches. The first tranche, consisting of $7 million, was fully committed to the Company upon the interim court approval. The second tranche, consisting of $3 million was fully committed with the entry of the final order of the court and the satisfaction of certain conditions including the filing of the Chapter 11 Plan of Reorganization and related Disclosure Statement on or before July 21, 1998 and the scheduling of a hearing on or before August 18, 1998 to approve the Disclosure Statement. The Company filed the Chapter 11 Plan of Reorganization and related Disclosure Statement on July 21, 1998 (See Note 1). Fundings under the DIP Facility, to the extent the funds were committed, were effectuated in accordance with the approved budget, payable two weeks in advance of anticipated needs. Interest accrues at a rate of 12% per annum (or at a default rate of 14%) and is payable monthly. Amounts borrowed under the DIP Facility were due on the earliest of (i) October 15, 1998, (ii) the occurrence and continuation of an Event of Default as defined in the Credit Agreement, or (iii) the effective date of a Plan of Reorganization.

      As of September 30, 1998, the Company had borrowed $10.0 million under the DIP Facility. In October 1998, the Company repaid $7 million with the proceeds resulting from the swap of certain FCC Licenses (See Note 8). Pursuant to the terms and conditions for the use of Cash Collateral and the DIP Facility, amounts outstanding under the DIP Facility and accrued interest will be paid from the proceeds from the sale of the collateral underlying the DIP Facility with the balance, if any, to be paid as a super priority administrative claim.

      The DIP Facility is secured by a first lien on all unencumbered assets of the Company and a second lien on all assets that are encumbered by a permitted lien.

4.    Asset Impairment and Restructuring Charge:

      As discussed in Note 1, concurrent with the commencement of the Chapter 11 Cases, the Company eliminated its sales activities in 10 of its 11 markets in addition to other operational changes including the cessation of the construction of new transmission sites and substantially reducing the size of the Company's support organization including its marketing and administrative personnel. In connection with the cessation of construction, the Company wrote-off approximately $1.4 million related to abandoned sites. During the period subsequent to the

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      Filing Date, the Company continued to provide service and product support to its existing customers in each of its 11 markets.

      In September 1998, faced with the impending exhaustion of the DIP Facility and the inability to gain support for their plan of reorganization from the principal creditor constituencies, the Company determined that on October 1, 1998, the Company would announce that on October 18, 1998 the Company would be blacking-out its FHMA Networks and would cease to provide its wireless mobile logistics systems in each of its 11 commercial markets. Additionally, in October 1998, the Company terminated substantially all of its employees and terminated all dealer and customer contracts. Due to the limitations imposed by the budget which is a term and condition to the use of Cash Collateral, the Company anticipates abandoning substantially all assets on lessors sites as the cost to raze these assets exceeds the potential return of doing so. Liabilities subject to compromise does not include the possible liability that may result from the rejection of executory contracts and leases.

      In accordance with SFAS 121, upon the decision to cease operations and black-out its FHMA Networks, the Company wrote-down the carrying value of certain long-lived assets to their estimated fair value. The restructuring charge was approximately $133.5 million and $134.9 million for the three and nine months ended September 30, 1998, respectively, and represented the write-off of all FHMA related equipment including, but not limited to, telephone peripherals and network equipment of approximately $16.7 million and $55.7 million, respectively. Concurrently with the decision to cease operations, the Company closed all of its sales offices and thus, wrote-off related leasehold improvements of approximately $0.5 million. In addition, the Company requested and on November 13, 1998, was granted Bankruptcy Court approval of procedures to sell substantially all its office furniture and equipment, computers, network test equipment, and Non-FHMA related network equipment. The Company also rejected nearly half of its 190 site leases in October 1998 and anticipates rejecting the remaining leases and abandoning certain assets on these sites, including the shelters which housed the network equipment. As a result of this plan, the Company has written-down the net carrying value of its Non-FHMA related network assets by $52.8 million to their estimated salvage value. Assets under capital lease have not been written-down and the related liability is presented in Liabilities subject to compromise. It is anticipated that the liability will be satisfied by the return of the related assets to the lessor. To the extent the liability is not satisfied, the balance, if any, would become an unsecured claim.

      The summary of the asset impairment and restructuring charge is as follows (dollars in thousands):

             Property, plant and equipment                         $110,408
             Inventory                                               16,709
             Severance charges                                        1,000
             Other asset impairment charges                           6,742
                                                                   --------
             Total                                                 $134,859
                                                                   ========

      Due to the limitations imposed by the budget that is a term and condition of the use of Cash Collateral, the Company made the decision to discontinue support of its Korean joint venture, Anam Telecommunications Ltd. ("Anam Telecom"). Accordingly, the Company wrote-off its net investment in Anam Telecom.

      In October 1998, the Company announced that while it is evaluating other strategic alternatives, it is pursuing the sale, through an auction process, of its 900 MHz FCC licenses, 188 Major Trading Area ("MTA") licenses and three Designated Frequency Area ("DFA") licenses, it currently holds (See Note 8 and Note 10). The Company has not adjusted the carrying value of these licenses as of September 30, 1998 as it is currently anticipated that the auction process will result in bids and proceeds in excess of the carrying value of these licenses.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      Additional adjustments may be required upon the approval of the final Plan of Reorganization; however, it is not possible at this time to determine such amounts or if it is material to the net carrying value of such assets.

5.    Disposed of Operations and Segments:

      Discontinuation of Communication Products Segment / Sale of Bogen Communications Inc. ("BCI")

      On November 26, 1997, the Company disposed of its communication products segment with the sale of its 64% interest in BCI for $18.5 million in cash resulting in a gain of $3.8 million. In accordance with the Company's debt covenants, at December 31, 1997, $9.1 million of the proceeds were limited in the timing of their use and were subsequently released. The Company has reclassified BCI in its financial statements for 1997 and has accounted for it as a discontinued operation. The net assets of the discontinued operations at September 30, 1997 were $13.5 million, principally consisting of $0.6 million in cash, $6.4 million in receivables, $7.4 million in inventory, goodwill of $8.0 million, $6.1 million in accounts payable and accrued expenses and $4.1 million in notes payable to banks.

      The table below sets forth certain information with respect to the results of operations of BCI, as consolidated (in thousands).

                                For the Three Months       For the Nine months
                              Ended September 30, 1997  Ended September 30, 1997
                              ------------------------  ------------------------

      Net products sales              $13,090                    $37,135
      Cost of goods sold                7,091                     20,045
      Operating and other
        expenses                        3,204                     13,293
      Net Income                      $   908                    $ 1,930

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

      The Company sold all of the issued and outstanding shares of capital stock of NB3, a wholly-owned subsidiary and provider of analog public access mobile radio ("PAMR") service in the United Kingdom, for approximately $82.0 million in cash. Five percent of the purchase price was held in escrow to satisfy the Company's indemnity obligations, if any, under the agreement. As discussed in Note 2, the escrow (approximately $4.2 million) was released in August 1998, six months after closing and is included in Restricted Cash. The transaction resulted in a gain of $58.6 million to the Company which was recognized during the first quarter of 1998. At December 31, 1997, the total assets and liabilities of NB3 were $33.8 million and $10.5 million, respectively. Assets principally included approximately $4.5 million in cash, $3.2 million in accounts receivable, $5.2 million in goodwill and $18.5 million in property, plant and equipment. Liabilities consisted principally of accounts payable and accrued expenses incurred in the ordinary course of business. The results of operations of NB3 as consolidated by the Company through the date of sale, February 1998, consisted of $2.5 million in revenues and $0.3 million of net income.

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

6.    Inventories:

      At September 30, 1998, the Company wrote-off all of its FHMA related inventory, approximately $16.7 million, which is included as a restructuring charge (See Note 1 and Note 4). Prior to the decision to cease operations, the Company did not adjust inventory values for sales promotions and thus, the Company had neither provided an accrual nor adjusted the carrying value of its FHMA related inventory. The results of promotions were recorded commensurate with the sale.

7.    Investments in Affiliates:

      As discussed in Note 4, the Company wrote-off its investment in Anam Telecom concurrently with its decision to pursue the use of Cash Collateral.

      In July 1997, the Company entered into a joint venture agreement with two Canadian partners for the purpose of deploying FHMA Networks in the provinces of Ontario, Quebec and British Columbia utilizing 900MHz licenses previously granted to Geotek Communications Canada Inc. ("Geotek Canada"), a wholly-owned subsidiary of GeoNet Communications Canada Inc. ("GeoNet Canada") by Industry Canada, the regulatory agency responsible for spectrum allocation in Canada. The Company invested $2 million in GeoNet Canada and the two Canadian partners invested $1 million each for a total initial investment of $4 million. Additionally, the Company deposited $2.3 million in a restricted cash account as collateral for the Canadian partner's investment. The parties reserved the right to withdraw from the venture. In the first quarter of 1998, the partners notified the Company and subsequently withdrew from the joint venture. The investors were repaid $2.1 million representing their investment from the restricted cash account. During the first quarter, subsequent to the withdrawal of the partners, $1.9 million of the cash remaining in the joint venture was released to the Company. In addition, during the fourth quarter of 1998, the balance of the funds in the joint venture, approximately $0.3 million was released to the Company. The withdrawal of the Canadian partners resulted in the loss of the Canadian license. The Company is in the process of dissolving Geotek Canada and GeoNet Canada.

8.    Intangible Assets, net:

      The Company is currently pursuing the sale of its FCC licenses through a auction process while evaluating other strategic alternatives (See Note
      4). As permitted by the FCC, in January 1998, the Company subsumed its Designated Frequency Area ("DFA") licenses which were acquired prior to the 1996 FCC auctions with the Company's MTA licenses so that, together, they are regulated as a single MTA license. The Company is also considering a transaction which, if consummated, would restructure the Company's indebtedness and ultimately could result in the Company continuing as a going concern with a new operating plan utilizing the Company's FCC licenses with a different technology platform. Thus, these assets are not classified as "Assets held for Sale."

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      In September 1998, the Company sold two MTA licenses for approximately $1.1 million which resulted in a gain of approximately $0.2 million which is included in other income.

      In 1997, the Company entered into an agreement to swap certain 900 MHz licenses for additional 900 MHz licenses subject to certain conditions including but not limited to FCC approval. Under the agreement, the Company was to receive $9 million in cash of which $2.0 million was received in January 1998 upon partial closing and transfer of certain licenses. The Company did not record a receivable or gain on this transaction at September 30, 1998 as the entire transaction was not complete. Under the DIP Facility, the Company pledged the remaining proceeds from this agreement to the DIP lender. The Company obtained bankruptcy court order authorizing it to assume, and perform under, this contract and closed the transaction in October 1998. Concurrent with the closing, the Company received $7.0 million in cash which was remitted to S-C Rig III, L.P., the holder of the Company's DIP Facility. The Company expects to record a gain of approximately $6.9 million in the fourth quarter of 1998 in connection with the completion of the transaction.

9.    Liabilities Subject to Compromise/Long-Term Debt:

      Since the commencement of the Chapter 11 Cases, the Company did not make its scheduled interest payments of approximately $0.7 million on each of June 30 and September 30, 1998 on its $24.5 million Loan agreement with HNS ("HNS Loan Agreement"), $4.5 million on August 15, 1998 on its Senior Subordinated Convertible Notes ("Convertible Notes") nor did it make $1.6 million interest payment on its $40 million line of credit facility with S-C Rig III L.P. ("S-C Rig Loan Facility"). The commencement of the Chapter 11 Cases and missed interest payments constitute events of default under the agreements governing the HNS Loan Agreement, Convertible Notes and S-C Rig Loan Facility. Additionally, the Chapter 11 Cases and defaults under these agreements constitute an event of default under the Indenture governing the Company's Senior Secured Discount Notes. As a result of the commencement of the Chapter 11 Cases, all debt has been accelerated, but payments are stayed and are not currently being made. The entire amounts outstanding at June 29, 1998 have been classified as "Liabilities subject to compromise."

      While operating during the Chapter 11 Cases, the Company is stayed from paying interest on pre-petition indebtedness. During such time as the Company is operating under Chapter 11, it will only report interest expense to the extent that such interest will be paid during the Chapter 11 Proceedings at the direction of the Bankruptcy Court. The amount of interest in conjunction with its Indebtedness including its Senior Secured Discount Notes which has not been accrued or expensed as a result of the commencement of the Chapter 11 Cases was approximately $10.1 million for the period from the Filing Date through September 30, 1998.

      In December 1997, the Indenture governing the Company's Discount Notes was amended allowing the Company to utilize the net proceeds of the sale of the stock of BCI and portions of the proceeds of the sale of the stock of NB3 and Terrafon for working capital purposes. Specifically, the amendment permitted the Company's use of net proceeds from the sale of NB3 and Terrafon, approximately $85.8 million, as follows: 20% to repay the Discount Notes; 40% for working capital; and 40% for replacement assets defined as qualifying capital expenditures.

      The Indenture governing the Discount Notes placed restrictive convenants on the Company, the most restrictive of which were related to making certain investments in assets other than telecommunications assets, incurring additional debt, use of proceeds from possible future assets sales, and paying dividends on common shares. The voluntary bankruptcy petition constituted an Event of Default under the Indenture governing the Discount Notes.

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

      In September 1996, in connection with the HNS Vendor Credit Facility, the Company entered into an agreement with HNS, whereby HNS agreed to manufacture at least 50% of certain components utilized by the Company in its 900 MHz infrastructure equipment through June 1999. During the first six months of 1998, the Company drew down $6.5 million and, at June 29, 1998, $17.7 million was outstanding under the vendor credit facility, which includes the accrued interest for the six month period ended June 15, 1998 of approximately $0.8 million which, in accordance with the Vendor Credit Facility, was added to the principal value.

      In 1996, in connection with the HNS Vendor Credit Facility, the Company issued HNS warrants to purchase 2.5 million shares of the Company's Common Stock at $8.63 to $12.63 ("HNS Warrants"). The HNS Warrants, which were valued at approximately $8.7 million and are being amortized over seven years, were recorded as Other assets. At September 30, 1998, the unamortized portion of approximately $6.6 million was reclassed to Liabilities subject to compromise as additional offer discount.

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

      In April 1998, the Company entered into an agreement to repay a loan for CD$2.0 million (USD$1.4 million) plus accrued interest, which the Company guaranteed, at a rate of 115% to the former owner of its subsidiary in Canada, GMSI, Inc., in shares of the Company's Common Stock. The conversion rate was based upon the stock price at the time of conversion. The Company registered 2.2 million shares of Common Stock to satisfy this obligation. However, due to the decline in the price of the Company's Common Stock, the issuance of these shares in May 1998 did not satisfy the entire obligation. Approximately $0.2 million remains outstanding and is included in Liabilities subject to compromise.

10.   Commitments and Contingent Liabilities:

      Manufacturing Commitments

      In March 1995, the Company and HNS, a related party, formed a strategic partnership to develop a portable unit. Under the terms of the agreement, HNS and the Company agreed to share equally in the cost of developing the portable unit. During 1995, the Company included as engineering and development expense approximately $6.0 million paid to HNS under the terms of this development contract. Additionally, during the year ended December 31, 1997, the Company accrued $3.2 million in engineering and development expense relative to final development costs under the contract which is included in Liabilities subject to compromise. During 1996 the Company made advances on account of production of $11.5 million to HNS, which is included in Advances to Related Parties. Concurrently with the commencement of the Chapter 11 Cases, the Company has reclassed this advance to non current assets as it was uncertain whether or not this amount would be used to offset production costs within the next 12 months due to the aforementioned uncertainty. HNS has sought to offset this amount

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      against certain pre-petition unsecured liabilities which arose under this agreement and are currently included in Liabilities subject to compromise.

      Employee Retention

      On November 13, 1998, the Company received a Bankruptcy Court order allowing for the payment of bonuses ("Retention Bonuses") to certain employees who remain with the Company based on a timetable approved by the Bankruptcy Court. These Retention Bonuses have not been accrued by the Company as they are not earned unless the employee remains with the Company through their specific termination date. The total amount of the Retention Bonuses are $1.0 million and will be paid as an administrative claim.

      FCC Build-out Requirements

      Under the terms of the MTA licenses, an MTA will be deemed "constructed' if one-third of the market's population is serviced within three years of the grant, August 12, 1999, and two-thirds of the population are served within five years of the grant, August 12, 2001. As an alternative, the holder of the license may elect to request that the FCC waive the requirements for August 12, 1999 and agree to provide substantial service to the MTA by August 12, 2001. There can be no assurance that the holder of the license will be granted such waiver by the FCC. As discussed in
      Note 4, in October 1998, the Company announced that the Company is selling its FCC licenses through an auction process.

      Litigation

      In June 1994, the Company filed a lawsuit against Harris Adacom Corporation B.V. ("Harris"), a Dutch Corporation, to enforce the Company's right to repayment of a $3.5 million loan made to Harris in January 1994. On or about May 1994, creditors placed Harris into bankruptcy. In response to the Company's lawsuit, Harris and its subsidiaries filed a lawsuit against the Company in the courts of the State of Israel requesting a declaratory judgment that the Company entered into a binding agreement for the purchase by the Company of a significant interest in certain wireless communication business assets owned by Adacom Technologies Ltd., ("ATL"), an affiliate of Harris and an Israeli publicly traded company, and subsequently breached such agreement. In July 1997, the plaintiffs filed a motion with the court seeking to amend the Statement of Claim to assert a claim for monetary damages of approximately $27 million arising out of the same transaction. In addition, the plaintiffs' motion also sought to add Yaron Eitan, formerly the Company's Chairman of the Board and CEO, and Yoram Bibring, who, prior to the Company's reorganization in December 1997, was President and CEO of Geotek International Networks, Inc., as party defendants. The plaintiffs' motion was granted on November 15, 1998. The Company may elect to appeal the court order. Although, the Company believes that the plaintiffs' claims are primarily an attempt to delay efforts to collect Harris's debt to the Company and the Company has meritorious defense, the Company may not defend this action due to its lack of Financial resources. If the Company does not defend the claim and if a default judgment is entered or Adacom otherwise prevails, the Company believes the resulting amount would be a prepetition claim.

      The Company developed and utilized technology for substantially all of the services and products it offered and has, from time to time, been the subject of infringement claims related thereto. It is often difficult to predict the outcome of such litigation and the amount of damages that may be awarded. The Company does not believe that any threatened litigation related to the Company's technology or use thereof will have a material adverse effect on its business.

      The Company also is, from time to time, a party to litigation arising in the ordinary course of business, which may or may not be covered by insurance. The Company does not believe that results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on the financial position and results of operations.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      Bar Date for Filing

      Pursuant to an order of the Bankruptcy Court, October 30, 1998 was fixed as the last date for creditors to file a proof of claim against the Debtors in the Chapter 11 Cases. As of November 11, 1998, the Debtors' claims agent received approximately 800 proof of claims totaling approximately $566.0 million. The Company is in the process of reviewing these claims to ascertain their validity and to the extent that the claims are in excess of the amounts the Company believes are due and owing, the Company will file objections to the allowance of such claims.

11.   Stockholders' Equity

      In February 1998, the Company completed an exchange offer whereby certain holders of the Company's Series O Cumulative Convertible Preferred Stock ("Series O Stock") and Series Q Cumulative Convertible Preferred Stock ("Series Q Stock") exchanged $22.4 million in shares of Series O and Q Preferred Stock for shares of the Company's Series R Preferred Stock ("Series R Stock") and Series S Preferred Stock ("Series S Stock"), whose conversion price is fixed at an amount above the market price of the Company's Common Stock. The $15.9 million of Series R Stock is convertible at $2.00 per share and the $6.5 million of Series S Stock is convertible at $4.00 per share which is adjusted under certain circumstance to $3.00 or at 110% of the market price. Additionally, the Company lowered the exercise price of 3.0 million of the Series O Stock and Series Q Stock warrants to $4.00 per share. Under the exchange, the holders also converted $12.4 million of Series O and Q Stock into Common Stock at $1.00 per share. Dividends paid in Common Stock on Series R Stock and Series S Stock in 1998 and prior to the commencement of the Chapter 11 Cases were 142,000 and 52,000 shares, respectively.

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

      The Company did not declare or pay dividends on its Series H, I, K, L, M, N, O, P, Q, and T Preferred Stock in the second and third quarters of 1998.

      During the nine months ended September 30, 1998, 418 shares of Series O Cumulative Convertible Preferred Stock ("Series O Stock"), including accrued dividends, were converted into 24,807,000 shares of Common Stock and the Company paid dividends of approximately 236,000 shares of Common Stock with a value of approximately $0.2 million.

      During the nine months ended September 30, 1998, the Company paid dividends to the holders of Series P Cumulative Convertible Preferred Stock ("Series P Stock") of approximately 84,000 shares of Common Stock with a value of approximately $0.1 million. Additionally, during the first quarter of 1998, holders of the Series P Stock agreed to convert $7.5 million plus accrued dividends into 7.5 million shares of the Company's Common

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      Stock. These shares were issued upon their registration.

      During the nine months ended September 30, the Company paid dividends to the holders of Series Q Cumulative Convertible Preferred Stock ("Series Q Stock") of approximately 268,000 shares of Common Stock with a value of approximately $0.4 million and approximately 165.5 shares of Series Q Stock, including accrued dividends, were converted into 58,821,000 shares of Common Stock.

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

12.   Certain Other Related Party Transactions:

      The Company incurred expenses of $150,000 in the first six months of 1998 and $225,000 during the nine months ended September 30, 1997, pursuant to its consulting agreement with a company affiliated with George Soros. At the commencement of the Chapter 11 Cases, $225,000 payable under this agreement remained unpaid and is included in Liabilities subject to compromise. Entities affiliated with George Soros also hold the DIP Facility, the Company's Series H Redeemable Preferred Shares, Series I Convertible Preferred Shares, $5.0 million of the Company's Series N Convertible Preferred Stock, Series P Convertible Preferred Stock, 10% of the Company's Discount Notes due 2005, and S-C Rig Credit Facility. As described in Note 9, the Company completed a tender offer for $16.2 million of the accreted value of the Discount Notes. Holders of the Discount Notes were repaid the prorata portion of the Discount Notes Tendered. Accordingly, entities affiliated with George Soros received approximately $1.5 million.

      GTI-Israel entered into a subcontractor agreement with Rafael under which Rafael participated in the development of the digital wireless network deployed by the Company and its subsidiaries in the United States and Korea. Engineering and development expense for the three and nine months ended September 30, 1998 includes approximately $0.6 and $6.6 million, respectively, for research performed by Rafael. GTI-Israel has also entered into agreements with Rafael under which Rafael manufactured the infrastructure equipment to be used by the Company in its U.S. network and for the sale of such equipment by the Company to third parties. At the commencement of the Chapter 11 Cases, GTI-Israel had a $21.0 million payable to Rafael which is reflected in Liabilities subject to compromise.

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

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      Additionally, in July 1998, the Company was informed by the Pacific Stock Exchange that a hearing would be set to evaluate the continued listing of the Company on the Pacific Stock Exchange. The Company declined the opportunity to appear before the hearing. The Pacific Stock Exchange delisted and suspended trading of the Company's Common Stock on August 5, 1998.

14.   Subsequent Events:

      In October 1998, the Company honored a conversion notice from a holder of the Company's Series Q Stock which resulted in the issuance of approximately 9.1 million shares of Common Stock. At October 31, 1998, the Company has issued all shares of Common Stock authorized by the Company's Board of Directors and Shareholders.

      On October 1, 1998, the Company announced that on October 18, 1998 the Company would be blacking-out its U.S. based digital wireless networks and cease to provide its wireless mobile logistics systems in each of its 11 commercial markets. Additionally, the Company terminated substantially all of its employees and terminated all dealer and customer contracts.

      As discussed in Note 4, in October 1998, the Company announced that the Company is pursuing the sale of its FCC licenses through an auction process while evaluating other strategic alternatives.

      As discussed in Note 1, on November 13, 1998, the Company received a final order from the Bankruptcy Court authorizing the Debtors to utilize Cash Collateral to fund the Chapter 11 Cases.

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

      The Guarantor Information of Geotek Communications, Inc. and Subsidiaries has been presented on pages 25 through 30 in order to present the Guarantor Subsidiaries pursuant to the Guarantor relationship. The Guarantor Information is presented as management does not believe that separate financial statements of the Guarantor Subsidiaries would be meaningful. This Guarantor Information should be read in conjunction with the Consolidated Financial Statements.

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

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

15. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                      CONDENSED CONSOLIDATING BALANCE SHEET
                            As of September 30, 1998
                (Dollars in thousands, except per share amounts)

                                                                                                                   Geotek
                                               Geotek          Guarantor      Non-Guarantor  Reclassifications   Comm., Inc.
                                              Comm. Inc       Subsidiaries     Subsidiaries   & Eliminations   & Subsidiaries
                                              ---------       ------------     ------------   --------------   --------------
                                                 (1)              (2)              (3)              (4)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                     $   4,409        $     264        $      57                         $   4,730
Restricted cash                                  35,133             --                 48                            35,181
Accounts receivable trade, net                     --                976            2,187                             3,163
Inventories, net                                   --                189              117                               306
Prepaid expenses and other assets                   980            1,185              135                             2,300
                                              ---------        ---------        ---------                         ---------
Total current assets                             40,522            2,614            2,544                            45,680
                                              ---------        ---------        ---------                         ---------

Inter-company account                           514,902           53,319             --          $(568,221)
Investments in affiliates                           829             --               --               --                829
Property, plant and equipment, net                2,349              423              527             --              3,299
Intangible assets, net                            1,667           68,084             --               --             69,751
Advance to related party                           --             11,500             --               --             11,500
Other assets                                      7,459              423             --             (2,875)           5,007
Investments in Subsidiaries, at cost             47,918             --               --            (47,918)            --
                                              ---------        ---------        ---------        ---------        ---------
                                              $ 615,646        $ 136,363        $   3,071        $(619,014)       $ 136,066
                                              =========        =========        =========        =========        =========

LIABILITIES & SHAREHOLDERS' EQUITY
Current  liabilities:
Accounts payable - trade                      $   1,043        $   1,261        $   3,010                         $   5,314
Accrued expenses and other                        1,648              864            5,466                             7,978
Borrowings under debtor in possession
      facility                                   10,000             --               --                              10,000
                                              ---------        ---------        ---------                         ---------
Total current liabilities                        12,691            2,125            8,476                            23,292
                                              ---------        ---------        ---------                         ---------
Inter-company account                              --            489,320           78,901        $(568,221)            --
Liabilities subject to compromise               259,085           67,581           20,167                           346,833
Long-term debt                                     --               --              1,574           (1,574)            --
Other non-current liabilities                      --               --              2,875           (2,875)            --

Redeemable preferred stock                       40,000             --               --               --             40,000

Shareholders' equity:

Preferred stocks, $.01 par value                     11             --               --               --                 11
Common stock, $.01 par value                      1,898             --               --               --              1,898
Capital in excess of par value                  448,195           40,621           35,261          (46,344)         477,733
Foreign currency translation
  adjustment                                                                         (139)            --               (139)
Accumulated deficit                            (144,848)        (463,284)        (144,044)            --           (752,176)
Treasury stock, at cost                          (1,386)                                                             (1,386)
                                              ---------        ---------        ---------        ---------        ---------
                                              $ 303,870        $(422,663)       $(108,922)       $ (46,344)       $(274,059)
                                              ---------        ---------        ---------        ---------        ---------
                                              $ 615,646        $ 136,363        $   3,071        $(619,014)       $ 136,066
                                              =========        =========        =========        =========        =========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

15. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             As of December 31, 1997
                (Dollars in thousands, except per share amounts)

                                                                                                                   Geotek
                                               Geotek          Guarantor      Non-Guarantor  Reclassifications   Comm., Inc.
                                              Comm. Inc       Subsidiaries     Subsidiaries   & Eliminations   & Subsidiaries
                                              ---------       ------------     ------------   --------------   --------------
                                                 (1)              (2)              (3)              (4)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                     $  11,413        $      23        $   1,957                         $  13,393
Restricted cash                                  16,140                                                              16,140
Accounts receivable trade, net                                     2,430            4,667                             7,097
Inventories, net                                  1,389           11,727            8,361                            21,477
Assets held for sale                                                               27,121                            27,121
Prepaid expenses and other assets                 1,417            2,691            2,559                             6,667
Advances to related parties                                       11,500                                             11,500
                                              ---------        ---------        ---------                         ---------
Total current assets                             30,359           28,371           44,665                           103,395
                                              ---------        ---------        ---------                         ---------

Inter-company account                           465,250           86,206            3,039        $(554,495)
Investments in affiliates                        17,175                                             (1,252)          15,923
Property, plant and equipment, net                4,373          115,422           10,431          (17,243)         112,983
Intangible assets, net                            8,742           71,118            1,007                            80,867
Other assets                                     32,402            5,661          (17,918)          (1,563)          18,582
Investments in Subsidiaries, at cost             47,893                                            (47,893)
                                              ---------        ---------        ---------        ---------        ---------
                                              $ 606,194        $ 306,778        $  41,224        $(622,446)       $ 331,750
                                              =========        =========        =========        =========        =========

LIABILITIES & SHAREHOLDERS' EQUITY
Current  liabilities:
Accounts payable - trade                      $   3,895        $  13,250        $   8,025                         $  25,170
Accrued expenses and other                       10,099           17,657           26,195                            53,951
Current maturities, long-term debt               16,715           24,550            1,399                            42,664
                                              ---------        ---------        ---------                         ---------
Total current liabilities                        30,709           55,457           35,619                           121,785
                                              ---------        ---------        ---------                         ---------

Inter-company account                                            469,157           85,338        $(554,495)
Long-term debt                                  233,068           10,354            1,574           (1,574)         243,422
Other non-current liabilities                                      5,296            1,631           (1,563)           5,364

Redeemable preferred stock                       40,000                                                              40,000

Shareholders' equity:

Preferred stocks, $.01 par value                     11                                                                  11
Common stock, $.01 par value                        739                                                                 739
Capital in excess of par value                  446,557           40,621           35,286          (46,319)         476,145
Foreign currency translation
  adjustment                                                                         (145)                             (145)
Accumulated deficit                            (143,504)        (274,107)        (118,079)         (18,495)        (554,185)
Treasury stock, at cost                          (1,386)                                                             (1,386)
                                              ---------        ---------        ---------        ---------        ---------
                                                302,417         (233,486)         (82,938)         (64,814)         (78,821)
                                              ---------        ---------        ---------        ---------        ---------
                                              $ 606,194        $ 306,778        $  41,224        $(622,446)       $ 331,750
                                              =========        =========        =========        =========        =========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

15. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the Nine months ended September 30, 1998
                             (Dollars in thousands)

                                                                                                                   Geotek
                                               Geotek          Guarantor      Non-Guarantor  Reclassifications   Comm., Inc.
                                              Comm. Inc       Subsidiaries     Subsidiaries   & Eliminations   & Subsidiaries
                                              ---------       ------------     ------------   --------------   --------------
                                                 (1)               (2)             (3)              (4)
Revenues:
  Net product sales                           $   --           $   1,971         $  9,408        $ (3,656)        $   7,723
  Service income                                  --               4,425            3,845            --               8,270
                                              --------         ---------         --------        --------         ---------
    Total revenues                                --               6,396           13,253          (3,656)           15,993
                                              --------         ---------         --------        --------         ---------

Costs and expenses:
  Cost of goods sold                              --              10,163            8,512          (2,462)           16,213
  Cost of services                                --              14,152            1,457                            15,609
  Engineering and development                     --               3,394            6,392              25             9,811
  Marketing                                        150            14,747            1,447            --              16,344
  General and administrative                    10,689             6,402            5,719            --              22,810
  Interest expense                              21,585             2,309              468            (183)           24,179
  Interest income                               (1,861)             (273)             (11)            183            (1,962)
  Depreciation                                     517            15,076            2,566          (1,288)           16,871
  Amortization of intangibles                    4,347               770              278            --               5,395
  Equity in losses of investees                 14,858              --               --            (1,252)           13,606
  Restructuring charge                          12,026           128,374           11,633         (17,174)          134,859
  Other expenses (income)                       (2,329)              459              448            --              (1,422)
                                              --------         ---------         --------        --------         ---------
Total costs and expenses                        59,982           195,573           38,909         (22,151)          272,313
                                              --------         ---------         --------        --------         ---------

Loss on operations before gain
    on sale of subsidiary                      (59,982)         (189,177)         (25,656)         18,495          (256,320)

Gain on sale of subsidiary                      58,638              --               --              --              58,638
                                              --------         ---------         --------        --------         ---------

Income (loss) from continuing
    operations before taxes on
    income and discontinued
    operations                                  (1,344)         (189,177)         (25,656)         18,495          (197,682)

Taxes on income                                   --                --               (309)           --                (309)
                                              --------         ---------         --------        --------         ---------
Net income (loss)                             $ (1,344)        $(189,177)        $(25,965)       $ 18,495         $(197,991)
                                              ========         =========         ========        ========         =========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

15. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the Nine months ended September 30, 1997
                             (Dollars in thousands)

                                                                                                                   Geotek
                                               Geotek          Guarantor      Non-Guarantor  Reclassifications   Comm., Inc.
                                              Comm. Inc       Subsidiaries     Subsidiaries   & Eliminations   & Subsidiaries
                                              ---------       ------------     ------------   --------------   --------------
                                                 (1)               (2)             (3)              (4)
Revenues:
    Net product sales                                          $  3,191         $ 49,022         ($21,484)         $ 30,729
    Service income                                                1,042           23,755              (71)           24,726
                                                               --------         --------         --------         ---------
Total revenues                                                    4,233           72,777          (21,555)           55,455
                                                               --------         --------         --------         ---------

Costs and expenses:
    Cost of goods sold                                           18,411           39,536          (16,491)           41,456
    Cost of services                                             13,397            7,488             (359)           20,526
    Engineering and development                                   8,165           21,083              203            29,451
    Marketing                                 $    225           15,131            5,730                             21,086
    General and administrative                   6,711            8,981           13,467                             29,159
    Interest expense                            24,242            2,216            1,009             (487)           26,980
    Interest income                             (3,025)                           (1,091)             487            (3,629)
    Depreciation                                   250            9,173            5,295             (851)           13,867
    Amortization of intangibles                  1,558              627            1,527             (537)            3,175
    Equity in losses of investees                1,230                             3,403                              4,633
    Other income                                  (289)            (638)               4              834               (89)
                                              --------         --------         --------         --------         ---------
Total Costs and expenses                        30,902           75,463           97,451          (17,201)          186,615
                                              --------         --------         --------         --------         ---------

Loss from continuing operations
    before taxes on income and
    discontinued operations                    (30,902)         (71,230)         (24,674)          (4,354)         (131,160)

Taxes on income                                   --               --               (796)            --                (796)
                                              --------         --------         --------         --------         ---------

Loss from continuing operations
before discontinued operations                 (30,902)         (71,230)         (25,470)          (4,354)         (131,956)

Discontinued operations:
     Income from discontinued
     operations                                   --               --              1,930             --               1,930
                                              --------         --------         --------         --------         ---------
Net loss                                      $(30,902)        $(71,230)        $(23,450)        $ (4,354)        $(130,026)
                                              ========         ========         ========         ========         =========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

15. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  For the Nine months ended September 30, 1998
                             (Dollars in thousands)

                                                                                                                   Geotek
                                               Geotek          Guarantor      Non-Guarantor  Reclassifications   Comm., Inc.
                                              Comm. Inc       Subsidiaries     Subsidiaries   & Eliminations   & Subsidiaries
                                              ---------       ------------     ------------   --------------   --------------
                                                 (1)               (2)             (3)              (4)
Cash Flows From Operating Activities:
 Net income (loss)                            $ (1,344)        $(189,177)       $(25,965)       $ 18,495         $(197,991)
 Adjustments to reconcile net loss
    to net cash used in operating
    activities:
 Depreciation & amortization                     5,283            15,603           2,669          (1,288)           22,267
 Equity in losses of investees                  14,858              --              --            (1,252)           13,606
 Non-cash interest expense                      17,738               742            --              --              18,480
 Restructuring charge                           12,026           128,374          11,633         (17,174)          134,859
 Issuance of Common Stock for management
    consulting fee                                  99              --              --              --                  99
 Gain on sale of subsidiary                    (58,638)             --              --              --             (58,638)
 Other, net                                     (1,194)             (450)           --              --              (1,644)
 Changes in working capital, net of
    liabilities subject to compromise            3,883             2,285           2,210            --               8,378
                                              --------         ---------        --------        --------         ---------
 Net cash used in operating activities          (7,289)          (42,623)         (9,453)         (1,219)          (60,584)
                                              --------         ---------        --------        --------         ---------
Cash flows from investing activities:
 Cash invested in unconsolidated
    subsidiaries, net                             (170)             --              --              --                (170)
 Proceeds from swap/sale of licenses              --               3,162            --              --               3,162
 Acquisitions of property, plant & equipment      (409)          (15,677)         (1,633)          1,039           (16,680)
 Capitalized interest on construction
    in progress and pre-commercial
    spectrum licenses                             --              (2,618)           --              --              (2,618)
 Change in restricted cash                     (18,993)             --               (48)           --             (19,041)
 Contract deposits - other current assets         --                 727             632            --               1,359
 Proceeds from sale of subsidiary               87,098              --              --              --              87,098
 Other                                            --                 175            --              --                 175
                                              --------         ---------        --------        --------         ---------
Net cash provided by investing activities       67,526           (14,231)         (1,049)          1,039            53,285
                                              --------         ---------        --------        --------         ---------
Cash flows from financing activities:
 Borrowings under DIP Facility                  10,000                                                              10,000
 Draw down of vendor financing agreements         --               6,536            --              --               6,536
 Repayment of Senior Secured Notes             (16,196)             --              --              --             (16,196)
 Repayment of capital lease obligation            (361)             --              --              --                (361)
 Payment of preferred dividends                 (1,265)             --              --              --              (1,265)
 Other                                             (95)             --              --              --                 (95)
 Intercompany financing                        (59,324)           50,559           8,585             180              --
                                              --------         ---------        --------        --------         ---------
 Net cash provided by financing activities     (67,241)           57,095           8,585            --               1,381
                                              --------         ---------        --------        --------         ---------
Effect of exchange rate changes on cash           --                --                17            --                  17
                                              --------         ---------        --------        --------         ---------
Increase (decrease) in cash & cash equivalents  (7,004)              241          (1,900)           --              (8,663)
Cash & cash equivalents, beginning of period    11,413                23           1,957            --              13,393
                                              --------         ---------        --------        --------         ---------
Cash & cash equivalents, end of period        $  4,409         $     264        $     57        $   --           $   4,730
                                              ========         =========        ========        ========         =========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

15. Condensed Consolidating Financial Information For Guarantors ("Guarantor Information"): continued

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  For the Nine months ended September 30, 1997
                             (Dollars in thousands)

                                                                                                                       Geotek
                                                      Geotek          Guarantor   Non-Guarantor  Reclassifications   Comm., Inc.
                                                    Comm. Inc       Subsidiaries  Subsidiaries    & Eliminations   & Subsidiaries
                                                    ---------       ------------  ------------    --------------   --------------
                                                        (1)             (2)            (3)             (4)
Cash Flows From Operating Activities:
Net loss                                            $ (30,902)      $ (71,230)      $(23,540)      $  (4,354)        $(130,026)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
  Discontinued operations:
     (Income) from operations                            --              --           (1,930)           --              (1,930)
  Depreciation & amortization                           1,807          10,834          5,055            (185)           17,511
  Equity in losses of investees                         1,230                          3,403                             4,633
  Provision for inventory reserve for the
     lower of cost or market                                            1,099                                            1,099
  Non cash interest expense                            21,432           2,246                                           23,678
  Other                                                    30            (130)            72                               (28)
Change in working capital                              (3,800)         (1,837)         2,489             415            (2,733)
                                                    ---------       ---------       --------       ---------         ---------
Net cash used in operating activities                 (10,203)        (59,018)       (14,451)         (4,124)          (87,796)
                                                    ---------       ---------       --------       ---------         ---------

Cash flows from investing activities:
  Acquisition of licenses                                                (708)                                            (708)
  Acquisitions of property & equipment                   (892)        (37,963)        (4,854)          4,147           (39,562)
  Decrease in contract deposits                                                          481                               481
  Change in cash for net assets of
     discontinued operations                                                             269                               269
  Interest capitalized on construction
     in progress and precommercial
     spectrum licenses                                 (1,256)         (5,639)                                          (6,895)
  Cash invested in unconsolidated
     subsidiaries, net                                 (3,246)                        (2,584)                           (5,830)
  Decrease in restricted cash                            (155)                         1,624                             1,469
  Other                                                                   274                                              274
                                                    ---------       ---------       --------       ---------         ---------
Net cash (used in) provided by
     investing activities                              (5,549)        (44,036)        (5,064)          4,147           (50,502)
                                                    ---------       ---------       --------       ---------         ---------

Cash flows from financing activities:
  Net repayments under line of
     credit agreements                                                                (3,247)                           (3,247)
  Borrowings under credit facility                     20,000                                                           20,000
  Proceeds from issuance of convertible
     preferred stock                                   55,000                                                           55,000
  Repayment of capital lease obligation                  (164)                                                            (164)
  Proceeds from exercise of warrants
     & options                                            212                                                              212
  Payment of preferred dividends                       (3,839)                                                          (3,839)
  Capital contributed from parent                    (127,142)        103,524         23,641             (23)
  Other                                                  --              --               20            --                  20
                                                    ---------       ---------       --------       ---------         ---------
Net cash (used in) provided by
  financing activities                                (55,933)        103,524         20,414             (23)           67,982
                                                    ---------       ---------       --------       ---------         ---------
Effect of exchange rate changes on cash                                                  187                               187
(Decrease) increase in cash &
  cash equivalents                                    (71,685)            470          1,086                           (70,129)
Cash & cash equivalents, beginning
  of period                                            94,218             364          8,138                           102,720
                                                    ---------       ---------       --------       ---------         ---------
Cash & cash equivalents, end of period              $  22,533       $     834       $  9,224            --           $  32,591
                                                    =========       =========       ========       =========         =========

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the notes thereto, included elsewhere in this report and the 1997 Annual Report on Form 10-K. The Company has not adopted the liquidation basis of accounting and thus, has prepared the consolidated financial statements on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business (See Below and Note 1 to the consolidated unaudited financial statements).

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

      At the commencement of the Chapter 11 Cases, the Company obtained a $10 million Debtor in Possession Financing Facility (the "DIP Facility") from S-C Rig Investments III, L.P., an affiliate of the Soros Group, a related party, to allow the Company to continue to fund its short term working capital needs in the Chapter 11 Cases (See Note 3). In order to satisfy certain requirements under its DIP Facility, the Company developed a short term business plan and budget pursuant to which the Company, among other things, discontinued its sales activities in 10 of its 11 commercial markets, ceased construction of additional transmission sites in all of its markets and substantially reduced the size of the Company's support organization including its marketing and administrative personnel. As part of this short term business plan and budget, the Company was focusing all of its sales resources in its Miami market. Pursuant to the Company's short term business plan, the Company continued to provide product support to existing customers in each of its 11 markets.

      In the period subsequent to the Filing Date, the Debtors engaged in negotiations with its principal creditor constituencies and potential strategic partners and equity investors. Despite extensive efforts that included the development of a new long-term business plan, the Debtors were unable to obtain sufficient creditor support or to raise the necessary capital for the new long-term business plan and proposed plan of reorganization.

      In September 1998, faced with the impending exhaustion of the DIP Facility and the inability to gain support for their plan from the principal creditor constituencies, the Company determined that on October 1, 1998, the Company would announce that on October 18, 1998 the Company would be blacking-out its U.S. based digital wireless networks ("FHMA Networks") and would cease to provide its wireless mobile logistics systems in each of its 11 commercial markets. Additionally, in October 1998, the Company terminated substantially all of its employees and terminated all dealer and customer contracts.

      To meet its financing needs, the Company made a motion to obtain a bankruptcy court order permitting the use of funds held in a cash collateral account ("Cash Collateral" or "Cash Collateral Account") (See
      Note 2 -- Restricted Cash). The use of the Cash Collateral, which was supported by the majority holder of the Company's 15% Senior Secured Discounts Notes ("Discount Notes") and Hughes Network Systems, Inc. ("HNS"), a secured creditor, is subject to certain terms and conditions, which include but are not limited to, the pursuit of the sale and liquidation of the Debtors' assets and filing of a plan of reorganization in accordance with a predetermined liquidation timetable,

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)

      restoration of the Cash Collateral Account, adherence to a budget and the granting of a replacement lien. The Company obtained initial court approval on October 21, 1998 and obtained final approval on November 13, 1998.

      Currently, the Company is pursuing two alternatives: the orderly liquidation of its assets which includes the auctioning of its FCC licenses (see Note 4); and, a transaction which, if consummated, would restructure the Company's indebtedness and ultimately could result in the Company continuing as a going concern with a new operating plan utilizing the Company's FCC licenses with a different technology platform. At this time any anticipated transaction or plan of reorganization is not expected to provide for any recovery by any class of equity security holders. Under either alternative, substantially all the property, plant and equipment and inventory used in connection with the FHMA Networks, which utilitize the Company's proprietary digital FHMA Technology, would not be used and thus, would be sold for salvage value, if any, or abandoned.

      Since the Company is pursuing various alternatives, the Company has not adopted the liquidation basis of accounting and thus, has prepared the consolidated financial statements on a going concern basis. The preparation of financial statements on a going concern basis does not purport to show (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) ultimate pre-petition liability amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) the effect of any changes that may be made to the capitalization of the Company; or (d) the effect of any changes that may be made in the Company's business operations as the outcome of these matters is not currently determinable. In any event, as a result of the decision to black-out of its FHMA Networks and the terms and conditions of the use of Cash Collateral, in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), the Company recorded a restructuring charge to write-down the carrying value of the Company's FHMA Network assets and related tangible and intangible assets (See Note 4 to the consolidated unaudited financial statements).

      As debtors-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. The United States Trustee for the District of Delaware has appointed an Official Committee of Unsecured Creditors (the "Committee") for the Chapter 11 Cases.

      On June 30, 1998, the Company's subsidiary in Israel, Geotek Technologies Israel (1992) Ltd., f/k/a PowerSpectrum Technologies, ("GTI-Israel") filed an application for an order freezing all proceedings against GTI-Israel and for the convening of a meeting of GTI-Israel's creditors for the purpose of reaching an arrangement of creditors in the Courts of the State of Israel. GTI-Israel's application was rejected. On or about July 16, 1998, two of GTI-Israel's creditors filed applications for the liquidation of GTI-Israel. The Company expects the applications to be heard, absent a settlement, in November 1998. Pursuant to an agreement reached with one of its creditors, and as approved by the Israeli court, all proceedings against GTI-Israel have been stayed pending the hearing on the liquidation applications. Pursuant to the court ordered settlement, GTI-Israel may not sell any of its assets or take any actions outside of the ordinary course without first a obtaining court order. GTI-Israel ceased operations during the third quarter of 1998.

      The Company has historically grouped its operations into two types of activities: wireless communications and communications products. On November 26, 1997, the Company discontinued its communication products subsidiary, with the sale of its 64% interest in Bogen Communications International, Inc. ("BCI"), for $18.5 million in cash (see discussion below). BCI was primarily engaged in the development, manufacturing, and marketing of telephone peripherals and sound and communications equipment. The Company's wireless communications subsidiaries were engaged in marketing and enhancing its Driver Logistics System in the United States. Additionally, the wireless communications subsidiaries were involved in: enhancing the proprietary FHMA Network; selling its proprietary digital wireless infrastructure equipment internationally; and implementing digital wireless communications systems internationally. In December 1997, the Company entered into two definitive agreements to sell its analog trunked mobile radio services in the United Kingdom and Germany for approximately $82 million and

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)

      DM 7 million, respectively. These sales were consummated in February 1998 (see discussion below).

      In July 1997, the Company entered into a joint venture agreement with two Canadian partners for the purpose of deploying FHMA Networks in the provinces of Ontario, Quebec and British Columbia utilizing 900MHz licenses previously granted to Geotek Communications Canada Inc. ("Geotek Canada"), a wholly-owned subsidiary of GeoNet Communications Canada Inc. ("GeoNet Canada") by Industry Canada, the regulatory agency responsible for spectrum allocation in Canada. The Company invested $2 million in GeoNet Canada and the two Canadian partners invested $1 million each for a total initial investment of $4 million. Additionally, the Company deposited $2.3 million in a restricted cash account as collateral for the Canadian partner's investment. The parties reserved the right to withdraw from the venture. In the first quarter of 1998, the partners notified the Company and subsequently withdrew from the joint venture. The investors were repaid $2.1 million representing their investment from the restricted cash account. During the first quarter, subsequent to the withdrawal of the partners, $1.9 million of the cash remaining in the joint venture was released to the Company. In addition, during the fourth quarter of 1998, the balance of the funds in the joint venture, approximately $0.3 million was released to the Company. The withdrawal of the Canadian partners resulted in the loss of the Canadian license. The Company is in the process of dissolving Geotek Canada and GeoNet Canada.

      The Company holds a 21% interest in Anam Telecommunications, Inc. ("Anam Telecom"), a holder of a nationwide trunked radio system license in Korea. The license covers a geographic area with a population of approximately 45 million people and is based on the implementation of the Company's FHMA system on an 800MHz frequency. Due to the limitations imposed by the budget that is a term and condition of the use of Cash Collateral, the Company made the decision to discontinue support of its Korean joint venture, Anam Telecom. Accordingly, the Company wrote-off its net investment in Anam Telecom.

      In 1997, the Company, through its subsidiary Geotek Technologies, Inc. ("GTI"), entered into contracts to provide Anam Telecom, as well as Hyundai Electronics ("HEI"), FHMA Network equipment and to supervise network construction. HEI, in turn, will sell such equipment to the Korean regional operators. All contracts were denominated in dollars.

      The Company owns a 70% interest in Geotek Argentina S.A. which holds a nationwide trunked radio system license in Argentina. The license was awarded in August 1997 and covers metropolitan Buenos Aires, Cordova, Mendoza and Santa Fe. Geotek Argentina is currently deploying a demonstration site in Buenos Aires. The deployment of a FHMA Network in Argentina is subject, but not limited to, the same risks attendant to the deployment of the Company's digital wireless system in the United States. Due to the limitations imposed by the budget that is a term and condition of the use of Cash Collateral, the Company made the decision to discontinue support of Geotek Argentina.

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

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)

      Summary of Operations

      The results of operations are presented for continuing operations of the Company. Results of the discontinued operation, communication products, have been reclassified. For purposes of the following discussions, year to date represents the nine months ended September 30.

      Consolidated

      Concurrent with the commencement of the Chapter 11 Cases, the Company eliminated its sales activities in 10 of its 11 markets in addition to other operational changes including cessation of the construction of new transmission sites and substantially reducing the size of the Company's support organization including its marketing and administrative personnel. During the period subsequent to the Filing Date, the Company continued to provide service and product support to its existing customers in each of its 11 markets.

      In September 1998, faced with the impending exhaustion of the DIP Facility and the inability to gain support for their plan of reorganization from the principal creditor constituencies, the Company determined that on October 1, 1998, the Company would announce that on October 18, 1998 the Company would be blacking-out its FHMA Networks and would cease to provide its wireless mobile logistics systems in each of its 11 commercial markets. Additionally, in October 1998, the Company terminated substantially all of its employees and terminated all dealer and customer contracts. Due to the limitations imposed by the budget which is a term and condition to the use of Cash Collateral, the Company anticipates abandoning substantially all assets on lessors sites as the cost to raze these assets exceeds the potential return of doing so. Liabilities subject to compromise does not include the possible liability that may result from the rejection of executory contracts and leases.

      In accordance with SFAS 121, upon the decision to cease operations and black-out its FHMA Networks, the Company wrote-down the carrying value of certain long-lived assets to their estimated fair value. The restructuring charge was approximately $134.9 million and represented the write-off of all FHMA related equipment including, but not limited to, telephone peripherals and network equipment of approximately $16.7 million and $55.7 million, respectively. Concurrently with the decision to cease operations, the Company closed all of its sales offices and thus, wrote-off related leasehold improvements of approximately $0.5 million. In addition, the Company requested and on November 13, 1998, was granted Bankruptcy Court approval for procedures to sell substantially all its office furniture and equipment, computers, network test equipment, and Non-FHMA related network equipment. The Company also rejected nearly half of its 190 site leases in October 1998 and anticipates rejecting the remaining leases and abandoning certain assets on these sites, including the shelters which housed the network equipment. As a result of this plan, the Company has written-down the net carrying value of its Non-FHMA related network assets by $54.2 million to their estimated salvage value. Assets under capital lease have not been written-down and the related liability is presented in Liabilities subject to compromise. It is anticipated that the liability will be satisfied by the return of the related assets to the lessor.

      The summary of the asset impairment and restructuring charge is as follows (dollars in thousands):

           Property, plant and equipment            $110,408
           Inventory                                  16,709
           Severance charges                           1,000
           Other asset impairment charges              6,742
                                                    --------
           Total                                    $134,859
                                                    ========

      Due to the limitations imposed by the budget that is a term and condition of the use of Cash Collateral, the Company made the decision to discontinue support of its Korean joint venture, Anam Telecom. Accordingly, the Company wrote-off its net investment in Anam Telecom.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)

      In October 1998, the Company announced that while it is evaluating other strategic alternatives, it is pursing the sale, through an auction process, of its 900 MHz FCC licenses, 188 Major Trading Area ("MTA") licenses and three Designated Frequency Area ("DFA") licenses, it currently holds (See Note 8 and Note 10). The Company has not adjusted the carrying value of these licenses as of September 30, 1998 as it is currently anticipated that the auction process will result in bids and proceeds in excess of the carrying value of these licenses.

      While operating during the Chapter 11 Cases, the Company is stayed from paying interest on pre-petition indebtedness. During such time as the Company is operating under Chapter 11, it will only report interest expense to the extent that such interest will be paid during the Chapter 11 Proceedings at the direction of the Bankruptcy Court.

      Wireless Communications Activities

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

      Below is a summary of financial data related to NB3 and Terrafon (dollars in thousands):

                          January 1, 1998
                           through date   Three months ended  Nine months ended
                             of sale      September 30, 1997  September 30, 1997
                             -------      ------------------  ------------------

Net total revenue            $2,543             $ 7,838            $ 23,293
Gross margin                  1,683               4,948              15,099
                                 66%                 63%                 65%
General & administrative
  expense                       474               1,900               4,571
Sales and marketing             446               2,591               4,216
Equity in loss of
  investees                       0                 815               3,404
Income before interest,
  taxes, depreciation
  & amortization                763                 973               2,908
Depreciation &
  amortization                  419               1,633               4,640
Income (loss) before
  interest
  and taxes                     344                (710)             (1,732)
Net income (loss)            $  290             $  (666)           $ (1,883)

      Discontinued Operations -- Communications Products Activities

      On November 26, 1997, the Company discontinued its communication products segment with the sale of its 64% interest in BCI for $18.5 million in cash. The capital stock of BCI was pledged to the holders of the Company's Discount Notes. The Company's debt covenants and amendment thereto placed timing restrictions on the Company's ability to utilize the proceeds for working capital purposes. At December 31, 1997, the Company had received $18.5 million in proceeds; however, $9.1 million is reflected in the 1997 consolidated balance sheet under the caption Restricted Cash. This amount was released based upon the completion of certain conditions during the first quarter of 1998. This transaction resulted in a 1997 gain of approximately $3.8 million.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)

      Liquidity and Capital Resources

      The following discussion of liquidity and capital resources, among other things, compares the Company's financial and cash position as of September 30, 1998 to the Company's financial and cash position as of December 31, 1997 (See Note 1 to the consolidated unaudited financial statements).

      As described above in Results of Operations - General, On June 29, 1998, the Company filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. See also Note 1 to the notes consolidated unaudited financial statements.

      On October 21, 1998, the Bankruptcy Court gave approval on an interim basis for the use of Cash Collateral to fund the Company subsequent to the exhaustion of the initial DIP Facility as described below. The use of the Cash Collateral, which was supported by the majority holder of the Company's Discounts Notes and HNS, a senior creditor, is subject to certain terms and conditions, which include but are not limited to, the pursuit of the sale and liquidation of the Debtors' assets and filing of a plan of reorganization in accordance with a predetermined liquidation timetable, restoration of the Cash Collateral Account, adherence to a budget and the granting of a replacement lien. The Company obtained final approval on November 13, 1998. All borrowings bear interest at the rate equal to the average interest rate earned on investments in the Cash Collateral Account, approximately 5.25% and is payable upon the restoration of the Cash Collateral. The budget currently allows for the use of approximately $4.8 million of the Cash Collateral. As of November 13, 1998, approximately $2.3 million from the Cash Collateral Account has been released to the Debtors.

      On June 29, 1998, the Bankruptcy Court gave approval on an interim basis for a $10 million DIP financing facility ("DIP Financing" or "DIP Facility") with S-C Rig Investments III, L.P., an affiliate of the Soros Group, a related party. The Bankruptcy Court gave final approval of the facility on July 23, 1998.

      Under the terms of the DIP Facility (Credit Agreement, as amended), there are two tranches. The first tranche, consisting of $7 million, was fully committed to the Company upon the interim court approval. The second tranche, consisting of $3 million was fully committed with the entry of the final order of the court and the satisfaction of certain conditions including the filing of the Chapter 11 Plan of Reorganization and related Disclosure Statement on or before July 21, 1998 and the scheduling of a hearing on or before August 18, 1998 to approve the Disclosure Statement. The Company filed the Chapter 11 Plan of Reorganization and related Disclosure Statement on July 21, 1998 (See Note 1). Fundings under the DIP Facility, to the extent the funds were committed, were effectuated in accordance with the approved budget, payable two weeks in advance of anticipated needs. Interest accrues at a rate of 12% per annum (or at a default rate of 14%) and is payable monthly. Amounts borrowed under the DIP Facility were due on the earliest of (i) October 15, 1998, (ii) the occurrence and continuation of an Event of Default as defined in the Credit Agreement, or (iii) the effective date of a Plan of Reorganization.

      As of September 30, 1998, the Company had borrowed $10.0 million under the DIP Facility. In October 1998, the Company repaid $7 million with the proceeds resulting from the swap of certain FCC Licenses (See Note 8). Pursuant to the terms and conditions for the use of Cash Collateral and the DIP Facility, amounts outstanding under the DIP Facility and accrued interest will be paid from the proceeds from the sale of the collateral underlying the DIP Facility with the balance, if any, to be paid as a super priority administrative claim.

      The DIP Facility is secured by a first lien on all unencumbered assets of the Company and a second lien on all assets that are encumbered by a permitted lien.

      In 1997, The Company entered into two agreements to sell its interests in NB3 and Terrafon for approximately $82 million and DM7 million, respectively. The Company's ability to utilize the proceeds of the sales is limited in accordance with the amended Indenture governing the Company's Discount Notes. Under the Indenture, in May

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)

      1998, the Company repaid the pro-rata portion of the accreted value of the Discount Notes in the aggregate of 20% of the net proceeds, approximately $16.2 million. In addition, 40% of the net proceeds must be used for the purchase of qualifying capital expenditures. The balance of the net proceeds, 40%, could be used for general corporate purposes and working capital with funds accessible under certain time restrictions beginning in February 1998. The Company drew down the entire amount available for general corporate purposes and working capital prior to September 30, 1998.

      At September 30, 1998, the balance of the net proceeds from the sale of the Company's European Assets included in restricted cash was $32.5 million. This amount includes the five percent of the purchase price of National Band Three, Ltd., approximately $4.2 million (the "NB3 Proceeds"), which was placed in escrow at the time of the sale and was released to the Company in August 1998. The Company has asserted that the NB3 Proceeds is not collateral for the Discount Notes and the holders of the Discount Notes dispute this assertion.

      The restricted cash held in the Cash Collateral Account (approximately $28.3 million) is collateral for the Company's Discount Notes and can only be accessed by the Company under the terms and conditions for the use of Cash Collateral or by further order of the Bankruptcy Court. Prior to entry of an order of the Bankruptcy Court, the Cash Collateral could only be accessed by the Company in accordance with the terms of the Indenture governing the Discount Notes. The Indenture required the Company to make certain certifications, including but not limited to representation that there were no defaults or Events of Defaults under the Indenture governing the Discount Notes and required the holders of the Discount Notes acceptance to be evidenced by the Trustee's approval. As discussed in Note 9, the Commencement of the Chapter 11 Cases constituted an Event of Default under the Indenture governing the Discount Notes.

      During the quarter ended September 30, 1998, approximately $1.1 million in compensating balances under letter of credit agreements was released to the Debtors upon the expiration of letters of credit

      During the nine months ended September 30, 1998, cash and cash equivalents decreased by $8.6 million to $4.7 million.

      Operating Activities

      Cash utilized in connection with operating activities for the nine months ended September 30, 1998 amounted to $60.6 million. This included changes in operating assets and liabilities, net of liabilities subject to compromise of $8.4 million.

      Investing Activities

      Cash provided by investing activities was $53.0 million for the nine months ended September 30, 1998. In February 1998, the Company completed the sale of its European Assets for approximately $87.1 million. In accordance with the Indenture governing the Company's Discount Notes, the net proceeds were restricted. During the first six months of 1998, $45.6 million was released from the restricted cash account in accordance with the terms of the Indenture including $9.2 million from the sale of BCI.

      In September 1998, the Company sold two MTA licenses for approximately $1.1 million which resulted in a gain of approximately $0.2 million which is included in other income.

      In 1997, the Company entered into an agreement to swap certain 900 MHz licenses for additional 900 MHz licenses subject to certain conditions including but not limited to FCC approval. Under the agreement, the Company was to receive $9 million in cash of which $2.0 million was received in January 1998 upon partial closing and transfer of certain licenses. The Company did not record a receivable or gain on this transaction at September 30, 1998 as the

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)

      entire transaction was not complete. Under the DIP Facility, the Company pledged the remaining proceeds from this agreement to the DIP lender. The Company obtained bankruptcy court order authorizing it to assume, and perform under, this contract and closed the transaction in October 1998. Concurrent with the closing, the Company received $7.0 million in cash which was remitted to S-C Rig III, L.P., the holder of the Company's DIP Facility. The Company expects to record a gain of approximately $6.9 million in the fourth quarter of 1998 in connection with this transaction.

      The Company expended $16.7 million to acquire equipment during 1998 and capitalized $2.6 million in interest on construction in progress and pre-commercial FCC licenses.

      In July 1997, the Company entered into a joint venture agreement with two Canadian partners for the purpose of deploying FHMA Networks in the provinces of Ontario, Quebec and British Columbia utilizing 900MHz licenses previously granted to Geotek Canada, a wholly-owned subsidiary of GeoNet Canada by Industry Canada, the regulatory agency responsible for spectrum allocation in Canada. The Company invested $2 million in GeoNet Canada and the two Canadian partners invested $1 million each for a total initial investment of $4 million. Additionally, the Company deposited $2.3 million in a restricted cash account as collateral for the Canadian partner's investment. The parties reserved the right to withdraw from the venture. In the first quarter of 1998, the partners notified the Company and subsequently withdrew from the joint venture. The investors were repaid $2.1 million representing their investment from the restricted cash account. During the first quarter, subsequent to the withdrawal of the partners, $1.9 million of the cash remaining in the joint venture was released to the Company. In addition, during the fourth quarter of 1998, the balance of the funds in the joint venture, approximately $0.3 million was released to the Company. The withdrawal of the Canadian partners resulted in the loss of the Canadian license. The Company is in the process of dissolving Geotek Canada and GeoNet Canada.

      Financing Activities

      In February 1998, the Company completed an exchange offer whereby certain holders of the Company's Series O Cumulative Convertible Preferred Stock ("Series O Stock") and Series Q Cumulative Convertible Preferred Stock ("Series Q Stock") exchanged $22.4 million in shares of Series O and Q Preferred Stock for shares of the Company's Series R Preferred Stock ("Series R Stock") and Series S Preferred Stock ("Series S Stock"), whose conversion price is fixed at an amount above the market price of the Company's Common Stock. The $15.9 million of Series R Stock is convertible at $2.00 per share and the $6.5 million of Series S Stock is convertible at $4.00 per share which is adjusted under certain circumstance to $3.00 or at 110% of the market price. Additionally, the Company lowered the exercise price of 3.0 million of the Series O Stock and Series Q Stock warrants to $4.00 per share. Under the exchange, the holders also converted $12.4 million of Series O and Q Stock into Common Stock at $1.00 per share. Dividends paid in Common Stock on Series R Stock and Series S Stock in 1998 and prior to the voluntary petition for bankruptcy, were 142,000 and 52,000 shares, respectively.

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

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)

      In April 1998, the Company settled an action brought against the Company by its former advisors for $0.8 million in 1.1 million shares of the Company's Common Stock.

      In February 1998, the Company entered into an agreement to repay the $2.0 million note payable due July 1, 1998 plus accrued interest in shares of the Company's Common Stock based upon the stock price at the time the shares were registered. In April 1998, 3.0 million shares were issued upon registration. Due to the decline in the Company's stock price, the 3.0 million shares did not satisfy the entire obligation. At June 29, 1998, approximately $0.6 million remained outstanding and is included in Liabilities subject to compromise.

      In April 1998, the Company entered into an agreement to repay a loan for CD$2.0 million (USD$1.4 million) plus accrued interest, which the Company guaranteed, at a rate of 115% to the former owner of its subsidiary in Canada, GMSI in shares of the Company's Common Stock. The conversion rate was based upon the stock price at the time of conversion. The Company registered 2.2 million shares of Common Stock to satisfy this obligation. However, due to the decline in the price of the Company's Common Stock, the issuance of these shares in May 1998 did not satisfy the entire obligation. At June 29, 1998, approximately $0.2 million remained outstanding and is included in Liabilities subject to compromise.

      During the first six months of 1998, in connection with the receipt of infrastructure equipment from Hughes Network Systems, Inc. ("HNS"), the Company drew down $6.4 million on its $100 million vendor credit facility, the last $50 million of which is subject to satisfaction of certain conditions. At June 29, 1998, approximately $16.9 million was drawn down on this facility and is included in Liabilities subject to compromise. During the period subsequent to the commencement of the Chapter 11 Cases, there were no draw downs on this facility.

      The Company paid cash dividends totaling approximately $1.3 million on its outstanding preferred stocks during the three months ended March 31, 1998. The Company did not declare nor pay dividends on outstanding preferred stock in the second or third quarters of 1998.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)

Part II. Other Information

Item 3. Defaults Upon Senior Securities

      The Company did not make its scheduled interest payment of approximately $725,000 on June and September 30, 1998 on its $24.5 million Loan agreement with Hughes Network Systems ("HNS Loan Agreement"), $4.5 million in interest on August 15, 1998 on its Senior Subordinated Convertible Notes ("Convertible Notes"), nor did it make $1.6 million interest payment on its $40 million line of credit facility with S-C Rig III L.P. ("S-C Rig Loan Facility"). The commencement of the Chapter 11 Cases and missed interest payment constitute events of default under the Indentures governing the HNS Loan Agreement and Convertible Notes. Additionally, the Chapter 11 Cases and defaults under these agreements constitute an Event of Default under the Indenture governing the Company's Senior Secured Discount Notes and the $40 million S-C Rig Loan Facility. As a result of the commencement of the Chapter 11 Cases, all debt has been accelerated, but payments are stayed and are not currently being made. While operating during the Chapter 11 Cases, the Company is stayed from paying interest on pre-petition indebtedness. During such time as the Company is operating under Chapter 11, it will only report interest expense to the extent that such interest will be paid during the Chapter 11 Proceedings at the direction of the Bankruptcy Court. The entire amount outstanding as of June 29, 1998 have been classified as "Liabilities subject to compromise" at September 30, 1998.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibit 12 - Computation of Earnings to Fixed Charges

            Exhibit 27 - Financial Data Schedule

      (b)   Reports on Form 8-K

            The following reports on Form 8-K were filed by the Company in the third quarter of 1998:

            (i) Current Report on Form 8-K filed July 2, 1998, Geotek Communications, Inc. (the "Company") issued a press release announcing that the Nasdaq Listing Qualifications Panel had determined to delist the Company's securities from Nasdaq effective with the close of business on June 30, 1998. As previously reported, Nasdaq had earlier informed the Company that its securities were scheduled to be delisted and that the action was stayed pending a hearing on that decision which was subsequently held on June 4, 1998.

                  Also on June 30, 1998, the Company issued a press release announcing several changes among its executive officers and directors, including the resignation of Yaron Eitan as Chief Executive Officer and Director of the Company.

            (ii) Current Report on Form 8-K filed July 21, 1998, Geotek Communications, Inc. and its domestic subsidiaries (the "Company") filed a Plan of Reorganization (the "Plan") and related Disclosure Statement in the Bankruptcy Court for the District of Delaware, as required under the Company's Debtor-in-Possession financing agreement. Pursuant to the Plan, there would be no distribution to the Company's Common Stock holders and outstanding shares of Common Stock would be canceled. Under the Plan, the current holders of the Company's Common Stock and Preferred Stock may be offered a contingent right, subject to the prior rights of the Company's current unsecured creditors,

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)

                  to purchase shares of the new Common Stock of the Company upon the Company's emergence from bankruptcy.

            (iii) Current Report on Form 8-K filed July 23, 1998, Geotek
                  Communications, Inc. (the "Company") has received a letter from the Pacific Stock Exchange (the "Exchange") stating that the Company is subject to the initiation of delisting proceedings for failure to maintain the Exchange's net tangible asset requirement.

            (iv) Current Report on Form 8-K filed August 5, 1998, As previously reported, Geotek Communications, Inc. (the "Company") was notified by the Pacific Stock Exchange (the "Exchange") that the Company was subject to the initiation of delisting proceedings for failure to maintain the Exchange's net tangible asset requirement. On August 6, 1998, the Exchange notified the Company that on August 4, 1998, the Equity Listings Committee of the Exchange voted to delist the Company's Common Stock, based on the Company's failure to satisfy various of the Exchange's listing maintenance requirements related primarily to the Company's impaired financial condition. The Company's Common stock was suspended from trading effective on August 5, 1998. The Company's Common Stock continues to be traded on The OTC Bulletin Board.

            (v) Current Report on Form 8-K filed October 2, 1998, On October 1, 1998, Geotek Communications, Inc. (the "Company") issued a press release announcing that on October 18, 1998 the Company will shut down its U.S. based digital wireless networks and cease to provide its wireless mobile logistics systems.

                  GEOTEK COMMUNICATIONS, INC. AND SUBSIDIARIES
                       (Operating as Debtor in Possession)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOTEK COMMUNICATIONS, INC.

Date: November 17, 1998                      /s/ Anne E. Eisele
                                             -----------------------------------
                                             Anne E. Eisele
                                             Senior Vice President and Chief
                                                Financial Officer

                                             /s/ Valerie E. DePiro
                                             -----------------------------------
                                             Valerie E. DePiro
                                             Vice President, Chief Accounting
                                                Officer and Corporate Controller